Form 10-Q
period 2016-03-31
Illumination America, Inc.
filed 2016-05-11
CIK 1662574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-55585

Illumination America, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-5289499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2060 NW Boca Raton Blvd., #6
Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 561-997-7270

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 9, 2016, there were 10,000,000 shares of common stock, par value $0.001 issued and outstanding.

ILLUMINATION AMERICA, INC.

2

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;
•	the inability to attract and retain qualified senior management and technical personnel;
•	other risks and uncertainties related to the LED lighting market and our business strategy.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under “Risk Factors” in our registration statement and amendments thereto on Form S-1. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015

F-2	Interim Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and 2015

F-3	Interim Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015

F-4	Notes to Interim Unaudited Financial Statements

4

Illumination America, Inc.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$2,300	$107,673
Accounts Receivable	8,693	17,453
Related Party Receivable	518	32,872
Pre-paid Expenses	11,476	4,856
Deposits	–	1,000
Total Current Assets	22,987	163,854
Total Assets	$22,987	$163,854

Liabilities
Current Liabilities
Accounts Payable	$39,579	$32,773
Other accrued expenses	16,320	23,680
Due to related parties	19,828	34,751
Total Current Liabilities	75,727	91,204
Total Liabilities	75,727	91,204

Commitments and contingencies	–	–

Stockholders' Deficit
Common stock, par value $0.001, authorized 100,000,000; $0.001 par value common shares issued and outstanding 10,000,000 shares as of March 31, 2016 and December 31, 2016, respectively	10,000	10,000
Preferred stock, $0.001 par value, 25,000,000 shares authorized, -0- shares issued and outstanding	–	–
Additional paid-in capital	2,279,053	2,279,053
Accumulated Deficit	(2,341,793)	(2,216,403)
Total Stockholders' Deficit	(52,740)	72,650
Total Liabilities and Stockholders' Deficit	$22,987	$163,854

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31
	2016	2015

Revenues	$19,777	$61,269
Cost of Sales	14,976	53,726
Gross Margin	4,801	7,543

Operating Expenses
General and administrative expenses	34,694	19,334
Executive compensation	18,000	9,000
Payroll expenses	24,129	22,325
Professional fees	59,975	8,170
Rent	8,010	7,722

Total Operating Expenses	144,808	66,551

Loss from operations	(140,007)	(59,008)

Other Income (Expense)
Other Income	7,076	–
Other Income-Related Party	7,543	6,000
Total Other Income	14,619	6,000

Net Loss before Income Taxes	(125,388)	(53,008)

Income Tax (Benefit)	–	–

Net Loss	$(125,388)	(53,008)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	10,000,000	10,000,000

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(125,388)	$(53,008)
Changes in Operating Assets and Liabilities
Accounts Receivable	8,760	5,718
Related Party Receivable	32,354	–
Prepaid Expenses	1,456	–
Accounts Payable and Accrued Expenses	(7,632)	21,337
Cash Overdraft	–	231
Due to related parties	(14,923)	24,545
Net Cash (Used in) Operating Activities	(105,373)	(1,177)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	–	–

Net Increase (Decrease) in Cash	(105,373)	(1,177)
Cash at Beginning of Period	(107,673)	1,177
Cash at End of Period	$2,300	–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	–
Interest Paid	$–	–

See accompanying notes to consolidated financial statements

Illumination America, Inc.

Notes to Combined Financial Statements

March 31, 2016 (unaudited) and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Illumination America, Inc., a Florida corporation, formerly Illumination America, LLC, a Florida limited liability company, was formed on October 6, 2009. The limited liability company was converted into a corporation on August 14, 2014. The Company’s accounting year end is December 31.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2015 as presented in the Company’s Registration statement on Form S-1 previously filed with the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2016 and December 31, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from its directors and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred.

Stock Split

On December 22, 2015, the Company’s Board of Directors authorized a forward split of the Company’s issued and outstanding Common Stock whereby each share of Common Stock was exchanged for 1.2847603145 shares, with fractional shares rounded to the nearest round number. In connection therewith, Company shareholders of record as of the close of business on December 22, 2015 the record date, received an additional 1.2847603145 shares of the Company’s Common Stock for each share of Common Stock held by them on the record date. Under the guidelines of Staff Accounting Bulletin 4c, a capital structure change such as a stock split that occurs after the date of the most recent balance sheet must be given retroactive effect in the balance sheet. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect this forward split on a retroactive basis, unless indicated otherwise

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company cash equivalents totaled $2,300 and $107,673 respectively.

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to Other income (expense) in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of March 31, 2016 and December 31, 2015, an allowance for estimated uncollectible accounts was determined to be unnecessary.

Net Loss per Share

Net loss per Common Share is computed by dividing net loss by the weighted average Common Shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per Common Share calculations are determined by dividing net income by the weighted average number of Common Shares and dilutive Common Share equivalents outstanding.

Revenue Recognition

The Company recognizes revenue when the four revenue recognition criteria are met, as follows:

•	Persuasive evidence of an arrangement exists – our customary practice is to obtain written evidence, typically in the form of a sales contract or purchase order;

•	Delivery – when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations, such as installation;

•	The price is fixed or determinable – prices are typically fixed at the time the order is placed and no price protections or variables are offered; and

•	Collectability is reasonably assured – we typically work with businesses with which we have a long standing relationship, as well as monitoring and evaluating customers’ ability to pay.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the consolidated balance sheets. To date, substantially all of the Company’s revenue has come from the sale of LED tubes and fixtures. If the Company enters into a project requiring installation, this installation is performed by the client or from a third party contractor and no revenue is recognized on the installation since the third party directly bills the client.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•	Level 1 - quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2016 and December 31, 2015, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since January 1, 2013, the Company has sub-leased a portion of its office space to a related company, Grom Social, Inc., at the rate of $2,000 per month plus miscellaneous additional charges for other office services. As of March 31, 2016 and December 31, 2015, the balance of the related party receivables on the Company’s balance sheet were $518 and $32,872, respectively, all of which represented unpaid rent due from the related party.

Members of the Company’s Board of Directors have advanced working capital to pay expenses of the Company. These loans payable are due on demand and non-interest bearing. The outstanding amounts due to related parties was $19,828 and $34,751 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 5 – STOCKHOLDERS' DEFICIT

The Company has 100,000,000 shares of Common Stock authorized with a par value of $0.001 per share and 25,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share.

Common Stock Issued in Private Placements

During the year ending December 31, 2015, the Company accepted subscription agreements from investors and issued 790,128 shares of its common stock for net proceeds totaling $615,000.

During the three months ended March 31, 2016, the Company did not accept any subscription agreements from investors, or otherwise issue any of its securities.

NOTE 6 – SUBSEQUENT EVENTS

On May 5, 2016, the Company purchased certain intangible assets from ForceField Energy, Inc., (“ForceField”), including the tradename “Catalyst LED” (“Catalyst”), its client list, its website domain, list of leads, current pending orders, current bid proposals, and all future orders made under the Catalyst name, as well as its other unregistered trademarks, and goodwill. Under the terms of the purchase agreement the Company agreed to pay ForceField the amount of $50,000, payable in three equal monthly increments of $16,666.67, commencing on May 15, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

We were originally formed in the State of Florida on October 6, 2009 as a limited liability company. On April 24, 2014 we reorganized as a Florida corporation. Since inception we have been engaged in the design, development, marketing and sales of energy-efficient lighting systems and solutions. We have intended to create and develop a reliable source of revenue from our activities in order to create the opportunity to market proprietary products that can be utilized both in a commercially beneficial manner, as well as on a custom basis.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 2060 NW Boca Raton Blvd, Suite 6, Boca Raton, FL 33431, telephone (561) 997-7270. Our website address is www.illuminationamerica.com.

Results of Operations

Results of Operations for the three months ended March 31, 2016 and 2015

During the three month period ended March 31, 2016, we generated revenues of $19,777, compared to revenues of $61,269 during the three month period ended March 31, 2015, a decrease of $41,492. The decrease is attributable to the completion of fewer projects in 2016 compared to 2015. During the three month period ended March 31, 2016 there were 2 active projects compared to 5 active projects during the comparable period in 2015. Our LED business is based upon bidding and winning new LED contracts. Once an LED project is completed there is very little, if any, opportunity to generate additional revenue from that contract. We believe that our quarterly and annual revenues and gross margins are not indicative of sustainable revenue and margin levels we expect to achieve. Therefore, until we achieve higher sustainable revenue levels, individual LED projects could have a material impact on revenue comparisons from period to period. LED projects we typically undertake vary in size and complexity. For example, the number of LED bulbs and fixtures required for an office building may vary from the amount required for a small retail outlet.

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix and fluctuations in the cost of purchased products and components and our ability to properly estimate the costs of projects.

Gross margin for the three month period ended March 31, 2016 was $4,801, or 24.3% of revenue, as compared to gross margin of $7,543 or 12.3% of revenue, during the three month ended March 2015. During the three month period ended March 31, 2015, one vendor overbilled us for the cost of our products. We discovered this error and received a credit from the vendor in March 2016 in the amount of $7,543. This recovery is included in “Other Income” on our Income Statement for the three month period ended March 31, 2016. If the vendor had not overbilled us, our gross margin for the three months ended March 31, 2015 would have been $14,619, or 23.9%, which is comparable to 2016. Until we reach higher levels of revenue, our gross margin will be subject to significant fluctuation because amount of mark-up we can take on our products varies from job to job and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating expenses during the three month period ended March 31, 2016, were $144,008, compared to operating expenses of $59,008 incurred during the three month period ended March 31, 2015, an increase of $78,257. The principal reason for this increase is an increase in professional fees from $8,170 in 2015, to $59,975 due to costs associated with the filing of our initial registration statement. The remaining increase of approximately $19,000 in operating expenses in the three month period ended March 31, 2016 compared to the same period in 2015 is attributable to increase in executive compensation of $9,000, product development expenses of approximately $8,000 and miscellaneous other expenses of $2,000.

5

During the three month period ended March 31, 2016 we recorded other income from a credit we received for a 2015 overcharge, and generated $7,076 in related party income from subletting a portion of our leased office space and providing miscellaneous services to a related company, compared to other income generated from related parties of $6,000 for the three month period ended March 31, 2015.

As a result, we generated a net loss of $125,388 during the three months ended March 31, 2016 or ($0.01) per share, compared to a net loss of $53,008 during the three months ended March 31, 2015, or $(0.01) per share.

Liquidity and Capital Resources

At March 31, 2016, we had $2,300 in cash.

Net cash used in operating activities was ($105,373) during the three month period ended March 31, 2016, compared to ($1,177) during the comparable period in 2015. The increase in the cash used during the three months ended March 31, 2016 compared to the same period in 2015 was primarily attributable to an increase of $75,380 in net loss during the three months ended March 31, 2016; as well as a change of $20,015 in operating assets and liabilities during the three months ended March 31, 2016, compared to $51,831 during the three months ended March 31, 2015.

Cash flows provided or used in investing activities were $-0- during the three months ended March 31, 2016 and 2015.

Cash flows provided or used by financing activities were $-0- during the three months ended March 31, 2016 and 2015.

Since our inception all of our funding has been obtained from private placements of our Common Stock. During the year ending December 31, 2015, we accepted subscription agreements from investors and issued 790,128 shares of our Common Stock for net proceeds totaling $615,000.

We did not sell any shares of our Common Stock during the three months ended March 31, 2016.

In December 2015, we undertook a forward split of our issued and outstanding Common Stock whereby each share of Common Stock was exchanged for 1.2847603145 shares, with fractional shares rounded to the nearest round number. All references in this Report to our outstanding Common Shares is presented on a post forward split basis, unless indicated otherwise.

We believe that our principal difficulty in our ability to successfully generate profits has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $1,000,000 in additional working capital to be utilized for beta testing of our website, intellectual property filings, product development, marketing and working capital. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Subsequent Event

Purchase of the Assets of Catalyst LED

In order to expand our sales efforts, on May 5, 2016, we purchased certain intangible assets including the tradename “Catalyst LED” (“Catalyst”), its client list, its website domain, list of leads, current pending orders, current bid proposals, and all future orders made under the Catalyst name, as well as its other unregistered trademarks, and goodwill. Under the terms of the Purchase Agreement we agreed to pay ForceField Energy Inc., a Nevada corporation, the owner of the assets, $50,000, which is payable in three equal monthly increments of $16,666.67, commencing on May 15, 2016.

While no assurances can be provided, as a result of this acquisition we expect to record sales of LED products in excess of $300,000 between the date of this report and June 30, 2016. In order to consummate these sales it will be necessary for us to purchase a substantial amount of LED inventory from numerous suppliers. Some of these suppliers have previously extended us significant levels of financing to purchase their LED products. However, there can be no assurances that they will continue to do so, or if they do not, that we will be able to raise capital or to secure the additional financing necessary to purchase the remainder of the inventory on acceptable terms, or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2016.

6

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016 and December 31, 2015.

Critical Accounting Estimates

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Registration Statement on Form S-1 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

7

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceeding that we believe will have a material adverse effect upon our business or financial position and no such action has been threatened.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any of our securities during the three months ended March 31, 2016

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLUMINATION AMERICA, INC.

Date: May 11, 2016	By:	/s/ Ismael Llera
Ismael Llera
Chief Executive Officer and Chief Financial Officer

9