Form 10-Q
period 2016-06-30
Illumination America, Inc.
filed 2016-08-12
CIK 1662574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2016

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

As of August 12, 2016 there were 10,137,820 shares of common stock, par value $0.001 issued and outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015

F-2	Interim Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2016 and 2015

F-3	Interim Unaudited Statements of Cash Flows for the Three Months Ended June 30, 2016 and 2015

F-4	Notes to Interim Unaudited Financial Statements

4

Illumination America, Inc.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$4,576	$107,673
Accounts Receivable	196,155	17,453
Related Party Receivable	518	32,872
Prepaid Expenses	2,944	4,856
Deposits	–	1,000
Total Current Assets	204,193	163,854
Intangible Assets	50,000	–
Total Assets	$254,193	$163,854

LIABILITIES AND EQUITY
Liabilities
Current Liabilities
Accounts Payable	$196,238	$32,773
Other accrued expenses	41,256	23,680
Due to related parties	94,918	34,751
Total Current Liabilities	332,412	91,204
Total Liabilities	332,412	91,204

Commitments and contingencies	–	–

Stockholders' Deficit
Common stock, par value $0.001, authorized 100,000,000; $0.001 par value common shares issued and outstanding 10,137,820 and 10,000,000 shares as of June 30, 2016 and December 31, 2015, respectively	10,138	10,000
Preferred stock, $0.001 par value, 25,000,000 shares authorized, -0- shares issued and outstanding	–	–
Additional paid-in capital	2,386,415	2,279,053
Accumulated Deficit	(2,474,772)	(2,216,403)
Total Stockholders' (Deficit) Equity	(78,219)	72,650
Total Liabilities and Stockholders' Deficit	$254,193	$163,854

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$492,081	$26,437	$511,858	$87,706
Cost of sales	403,286	13,756	418,262	67,482
Gross profit	88,795	12,681	93,596	20,224

Operating expenses
General and administrative expenses	27,244	47,606	61,939	57,940
Executive compensation	24,923	9,000	42,923	18,000
Payroll expenses	82,385	18,889	106,514	50,214
Professional expenses	85,719	7,974	145,694	16,144
Rent	8,910	7,722	16,919	15,444
Total operating expenses	229,181	91,191	373,989	157,742

Loss from operations	(140,386)	(78,510)	(280,393)	(137,518)

Other (income)
Other income	–	247	7,076	247
Other income - related party	7,408	6,000	14,951	12,000
Total other (income) expense, net	7,408	6,247	22,027	12,247

Net income (loss) before provision for income taxes	(132,978)	(72,263)	(258,366)	(125,271)
Provision (benefit) for income tax expense	–	–	–	–
	$(132,978)	(72,263)	(258,366)	(125,271)

Net loss per common share- Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding –basic and diluted	10,051,317	8,371,933	10,019,643	8,323,810

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(258,366)	(125,271)
Changes in Operating Assets and Liabilities
Accounts Receivable	(178,702)	19,310
Related Party Receivable	32,354	(2,000)
Prepaid Expenses and Deposits	2,912	(5,000)
Accounts Payable and Accrued Expenses	147,705	(39,461)
Due to related parties	60,167	(1,658)
Net Cash (Used in) Operating Activities	(193,930)	(154,260)

Cash Flows from Investing Activities
Purchase of Intangible Assets	(16,667)	–
Net Cash (Used in) Investing Activities	(16,667)	–

Cash Flows from Financing Activities
Proceeds from issuance of common stock	107,500	215,000
Net Cash Provided by Financing Activities	107,500	215,000

Net (Decrease) Increase in Cash	(103,097)	60,740
Cash at Beginning of Period	107,673	1,176
Cash at End of Period	$4,576	61,916

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Related to Purchase of Intangible Assets	$33,333	–

See accompanying notes to financial statements

Illumination America, Inc.

Notes to Financial Statements

June 30, 2016 and 2015 (unaudited)

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2015 as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2016 and December 31, 2015 have been prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with US GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred.

Stock Split

On December 22, 2015, the Company’s Board of Directors authorized a forward split of the Company’s issued and outstanding Common Stock whereby each share of Common Stock was exchanged for 1.2847603145 shares, with fractional shares rounded to the nearest round number. In connection therewith, Company shareholders of record as of the close of business on December 22, 2015 the record date, received an additional 1.2847603145 shares of the Company’s Common Stock for each share of Common Stock held by them on the record date. Under the guidelines of Staff Accounting Bulletin 4c, a capital structure change such as a stock split that occurs after the date of the most recent balance sheet must be given retroactive effect in the balance sheet. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect this forward split on a retroactive basis, unless indicated otherwise.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company cash equivalents totaled $4,576 and $107,673 respectively.

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to Other income (expense) in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of June 30, 2016 and December 31, 2015, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2016 and December 31, 2015, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – PURCHASE OF INTANGIBLE ASSETS

In order to expand its sales efforts, on May 5, 2016, the Company purchased certain intangible assets including the tradename “Catalyst LED” (“Catalyst”), its client list, its website domain, list of leads, current pending orders, current bid proposals, and all future orders made under the Catalyst name, as well as its other unregistered trademarks, and goodwill. Under the terms of the Purchase Agreement the Company agreed to pay ForceField Energy Inc., a Nevada corporation, the owner of the assets, $50,000, which was payable in three equal monthly increments of $16,666.67, commencing on May 15, 2016. As of the date of this Report the Company had made one payment of $16,666.67 and owed $33,333.33 to ForceField. The Company intends to make these payments as soon as cash becomes available to do so.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since January 1, 2013, the Company has sub-leased a portion of its office space to a related company, Grom Social, Inc., at the rate of $2,000 per month plus miscellaneous additional charges for other office services. As of June 30, 2016 and December 31, 2015, the balance of the related party receivables on the Company’s balance sheet was $518 and $32,872, respectively.

Members of the Company’s Board of Directors have advanced working capital to pay expenses of the Company. These loans payable are due on demand and non-interest bearing. The outstanding amounts due to related parties was $94,918 and $34,751 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 6 – STOCKHOLDERS' DEFICIT

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

During the three months ended June 30, 2016, the Company accepted subscription agreements from investors and issued 137,820 shares of its common stock for net proceeds totaling $107,500.

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

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2016 and 2015

Revenues

In order to expand our sales efforts, on May 5, 2016, we purchased certain intangible assets including the tradename “Catalyst LED” (“Catalyst”), its client list, its website domain, list of leads, current pending orders, current bid proposals, and all future orders made under the Catalyst name, as well as its other unregistered trademarks, and goodwill. Under the terms of the Purchase Agreement we agreed to pay ForceField Energy Inc., a Nevada corporation, the owner of the assets, $50,000, which was payable in three equal monthly increments of $16,666.67, commencing on May 15, 2016. As of the date of this Report we have made one payment of $16,666.67 and owed $33,333.33 to ForceField. We intend to make these payments as soon as cash becomes available to do so.

As a direct result of this purchase we significantly increased sales of LED products for the period ended June 30, 2016. During the three month period ended June 30, 2016, we generated revenues of $492,081, compared to revenues of $26,437 during the three month period ended June 30, 2015 an increase of $465,644. The material increase in revenue is directly attributable to the hiring of a full time salesman who secured and completed 3 large sales of LED products which represented substantially all our sales during the three month period ended June 30, 2016. One of these sales totaled approximately $343,000, which represented a tenfold increase above our largest historical sale.

Our LED business is based upon bidding and winning new LED contracts. While we expect to record similar sized future sales of LED products, there can be no assurances that we will be successful in doing so, or can maintain the large sales volume generated during the second quarter of 2016. Once an LED project is completed there is very little, if any, opportunity to generate additional revenue from that contract. Due to the nature of our business, we believe that our quarterly and annual revenues and gross margins will continue to fluctuate and are not indicative of sustainable revenue and margin levels we expect to achieve. Therefore, until we achieve higher sustainable revenue levels, individual LED projects could have a material impact on revenue comparisons from period to period. LED projects we typically undertake vary in size and complexity. For example, the number of LED bulbs and fixtures required for an office building may vary from the amount required for a small retail outlet.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix and fluctuations in the cost of purchased products and components and our ability to properly estimate the costs of projects.

Gross margin for the three month period ended June 30, 2016 was $88,795, or 18.0% of revenue, as compared to gross margin of $12,681, or 48.0% of revenue, during the three month ended June 2015. The decrease in gross margins was attributable to our larger projects in 2016 which are more competitive price wise and which carry a significantly lower margin than small projects. Until we achieve levels of revenue that are consistent from period to period, our gross margin will be subject to significant fluctuation because amount of mark-up we can take on our products varies from job to job, the size of the project and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating expenses

Operating expenses during the three month period ended June 30, 2016, were $229,181, compared to operating expenses of $91,191 incurred during the three month period ended June 30, 2015, an increase of $137,990. The principal reason for this increase is an increase in professional fees from $7,974 in 2015 to $85,719 due to costs associated with the filing of our initial registration statement and associated expenses incurred to become a full reporting public company. The remaining increase in operating expenses in the three month period ended June 30, 2015 compared to the same period in 2015 is attributable to increase in executive compensation of approximately $16,000, an increase in payroll expenses of approximately $64,000 related to the hiring of a new full time salesperson, offset by a reduction in G&A expenses of approximately $20,000.

Net loss

We generated a net loss of $132,978 during the three months ended June 30, 2016 or ($0.01) per share, compared to a net loss of $72,263 during the three months ended June 30, 2015, or ($0.01) per share. The increase in net loss for the three month period ended June 30, 2016, compared to the same period in 2015 is due to an increase of operating expenses of approximately $137,000 offset by an increase in gross margin due to higher revenues of approximately $76,000.

Comparison of Results of Operations for the six months ended June 30, 2016 and 2015

Revenues

During the six month period ended June 30, 2016, we generated revenues of $511,858, compared to revenues of $87,706 during the six month period ended June 30, 2015, an increase of $423,879. The material increase in revenue is directly attributable to the hiring of a full time salesman during the three month period ended June 30, 2016 who was able to secure and complete. The material increase in revenue is directly attributable to the hiring of a full time salesman who secured and completed 3 large sales of LED products under the Catalyst name with one sale totaling approximately $343,000 which represented a tenfold increase above our largest historical sale.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix and fluctuations in the cost of purchased products and components and our ability to properly estimate the costs of projects.

Gross margin for the six month period ended June 30, 2016 was $93,596, or 18.4% of revenue, as compared to gross margin of $20,224, or 23.1% of revenue, during the six month ended June 2016. The decrease in gross margins was attributable to our larger projects in 2016 which carry a significantly lower margin than small projects. Until we achieve levels of revenue that our consistent from period to period, our gross margin will be subject to significant fluctuation because amount of mark-up we can take on our products varies from job to job, the size of the project and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating Expenses

Operating expenses during the six month period ended June 30, 2016, were $373,989, compared to operating expenses of $157,742 incurred during the six month period ended June 30, 2015, an increase of $137,990. The principal reason for this increase was an increase in professional fees from $16,144 in 2015 to $145,694 due to costs associated with the filing of our initial registration statement and associated expenses incurred to become a full reporting public company. The remaining increase in operating expenses in the six month period ended June 30, 2015, compared to the same period in 2015 is attributable to increase in executive compensation of approximately $25,000 and an increase in payroll expenses of approximately $56,000 related to the hiring of a new full time salesperson

Net loss

We generated a net loss of $258,366 during the six months ended June 30, 2016 or ($0.03) per share, compared to a net loss of $125,271 during the six months ended June 30, 2015, or ($0.02) per share. The increase in net loss for the six month period ended June 30, 2016 compared to the same period in 2015 is due to an increase of expenses of approximately $216,247, offset by an increase in gross margin due to higher revenues of $73,372.

Liquidity and Capital Resources

At June 30, 2016, we had $4,576 in cash.

Net cash used in operating activities was $193,930 during the six month period ended June 30, 2016, compared to $154,260 during the comparable period in 2015. The increase in the cash used during the six months ended June 30, 2016, compared to the same period in 2015 was primarily attributable to an increase of $133,095 in net loss offset to a lesser extent by the net changes in operating assets and liabilities of $93,425 during the six months ended June 30, 2016, compared to the same period in 2015.

Cash flows used in investing activities were $16,667 during the six months ended June 30, 2016, compared to $-0- during the same six month period in 2015 due to our purchase in 2016 of $50,000 for the Catalyst intangible assets, $33,333 of which was due to the Seller on June 30, 2016.

Cash flows provided by financing activities were $107,500 for the six month period ended June 30, 2016, compared to $215,000 during the same six month period ended in 2016 due to the proceeds received from the issuance of our Common Stock.

Since our inception substantially all of our funding has been obtained from private placements of our Common Stock and to a lesser extent from loans from related parties. During the year ending December 31, 2015, we accepted subscription agreements from investors and issued 790,128 shares of our Common Stock for net proceeds totaling $615,000.

For the six month period ended June 30, 2016, we have issued 137,280 shares of our Common Stock for net proceeds of $107,500.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we accepted subscription agreements from investors and issued 137,820 shares of our Common Stock for net proceeds totaling $107,500. We relied upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. We utilized these net proceeds for working capital.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLUMINATION AMERICA, INC.

Date: August 12, 2016	By:	/s/ Ismael Llera
Ismael Llera
Chief Executive Officer and Chief Financial Officer

