Form 10-Q
period 2016-09-30
Illumination America, Inc.
filed 2016-11-09
CIK 1662574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 9, 2016 there were 10,201,923 shares of common stock, par value $0.001 issued and outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015

F-2	Interim Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2016 and 2015

F-3	Interim Unaudited Statements of Cash Flows for the Three Months Ended September 30, 2016 and 2015

F-4	Notes to Interim Unaudited Financial Statements

4

Illumination America, Inc.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$28	$107,673
Accounts Receivable	57,604	17,453
Related Party Receivable	–	32,872
Prepaid Expenses	1,488	4,856
Deposits	–	1,000
Total Current Assets	59,120	163,854
Intangible Assets	50,000	–
Total Assets	$109,120	$163,854

LIABILITIES AND EQUITY
Liabilities
Current Liabilities
Accounts Payable	$145,858	$32,773
Other accrued expenses	75,913	23,680
Due to related parties	128,828	34,751
Total Current Liabilities	350,599	91,204
Total Liabilities	350,599	91,204

Commitments and contingencies		–

Stockholders' Deficit
Common stock, par value $0.001, authorized 100,000,000; $0.001 par value common shares issued and outstanding 10,137,820 and 10,000,000 shares as of September 30, 2016 and December 31, 2015, respectively	10,138	10,000
Preferred stock, $0.001 par value, 25,000,000 shares authorized, -0- shares issued and outstanding	–	–
Additional paid-in capital	2,386,415	2,279,053
Accumulated Deficit	(2,638,032)	(2,216,403)
Total Stockholders' (Deficit) Equity	(241,479)	72,650
Total Liabilities and Stockholders' Deficit	$109,120	$163,854

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$66,822	90,693	578,680	178,399
Cost of sales	55,098	66,082	473,360	133,564
Gross profit	11,724	24,611	105,320	44,835

Operating expenses
General and administrative expenses	21,263	87,200	83,202	163,140
Stock based compensation	–	350,000	–	350,000
Executive compensation	25,577	33,237	68,500	83,451
Payroll expenses	66,807	–	173,321	–
Professional expenses	59,629	26,646	205,323	42,790
Rent	8,731	7,722	25,650	23,166
Total operating expenses	182,007	504,805	555,996	662,546

Loss from operations	(170,283)	(480,194)	(450,676)	(617,712)

Other income
Other income	–	402	7,076	649
Other income - related party	7,020	6,000	21,971	18,000
Total other income (expense), net	7,020	6,402	29,047	18,649

Net income (loss) before provision for income taxes	(163,263)	(473,792)	(421,629)	(599.063)
Provision (benefit) for income tax expense	–	–	–	–
	$(163,263)	$(473,792)	$(421,629)	$(599,063)

Net loss per common share- Basic and Diluted	$(0.02)	$(0.05)	$(0.04)	$(0.07)

Weighted average number of common shares outstanding –basic and diluted	10,051,317	8,879,113	10,049,142	8,650,843

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(421,629)	(599,063)
Stock based compensation	–	350,000
Changes in Operating Assets and Liabilities
Accounts Receivable	(40,151)	(11,340)
Related Party Receivable	32,872	(9,195)
Prepaid Expenses and Deposits	4,368	3,500
Accounts Payable and Accrued Expenses	131,985	(22,766)
Due to related parties	94,077	(19,354)
Net Cash (Used in) Operating Activities	(198,478)	(308,218)

Cash Flows from Investing Activities
Purchase of Intangible Assets	(16,667)	–
Net Cash (Used in) Investing Activities	(16,667)	–

Cash Flows from Financing Activities
Proceeds from issuance of common stock	107,500	315,000
Net Cash Provided by Financing Activities	107,500	315,000

Net (Decrease) Increase in Cash	(107,645)	6,782
Cash at Beginning of Period	107,673	1,176
Cash at End of Period	$28	7,958

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Related to Purchase of Intangible Assets	$33,333	–

See accompanying notes to financial statements

Illumination America, Inc.

Notes to Financial Statements

September 30, 2016 and 2015 (unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Illumination America, Inc., a Florida corporation (the “Company”), formerly Illumination America, LLC, a Florida limited liability company, was formed on October 6, 2009. The limited liability company was converted into a corporation on August 14, 2014. The Company’s accounting year end is December 31.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2015 as presented in the Company’s registration statement on Form S-1/A filed with the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2016 and December 31, 2015 have been prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company cash equivalents totaled $28 and $107,673 respectively.

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to Other income (expense) in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of September 30, 2016 and December 31, 2015, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The carrying amount of the Company's financial instruments approximates their fair value as of September 30, 2016 and December 31, 2015, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – PURCHASE OF INTANGIBLE ASSETS

In order to expand its sales efforts, on May 5, 2016, the Company purchased certain intangible assets including the tradename “Catalyst LED” (“Catalyst”), its client list, its website domain, list of leads, current pending orders, current bid proposals, and all future orders made under the Catalyst name, as well as its other unregistered trademarks, and goodwill. Under the terms of the Purchase Agreement the Company agreed to pay ForceField Energy Inc., a Nevada corporation, the owner of the assets, $50,000, which was payable in three equal monthly increments of $16,666.67, commencing on May 15, 2016. As of the date of this Report, the Company had made partial payments of $25,000 and currently owes $25,000 to ForceField. The Company intends to make these payments as soon as cash becomes available to do so.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since January 1, 2013, the Company has sub-leased a portion of its office space to a related company, Grom Social, Inc., at the rate of $2,000 per month plus miscellaneous additional charges for other office services. As of September 30, 2016 and December 31, 2015, the balance of the related party receivables on the Company’s balance sheet was $-0- and $32,872, respectively.

Members of the Company’s Board of Directors have advanced working capital to pay expenses of the Company. These loans payable are due on demand and non-interest bearing. The outstanding amounts due to related parties was $128,828 and $34,751 as of September 30, 2016 and December 31, 2015, respectively.

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

During the three months ended September 30, 2016, the Company did not accept any subscription agreements.

During the nine month period ended September 30, 2016, the Company accepted two subscriptions in the aggregate amount of $107,500 and issued 137,820 shares of its Common Stock ($0.78 per share).

NOTE 7 – SUBSEQUENT EVENT

On October 13, 2016, the Company accepted subscriptions from one investor and issued 64,103 shares of its Common Stock for net proceeds totaling $50,000 ($0.78 per share).

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

Overview

We were originally formed in the State of Florida on October 6, 2009 as a limited liability company. On April 24, 2014, we reorganized as a Florida corporation. Since inception we have been engaged in the design, development, marketing and sales of energy-efficient lighting systems and solutions. We have intended to create and develop a reliable source of revenue from our activities in order to create the opportunity to market proprietary products that can be utilized both in a commercially beneficial manner, as well as on a custom basis.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 2060 NW Boca Raton Blvd, Suite 6, Boca Raton, FL 33431, telephone (561) 997-7270. Our website address is www.illuminationamerica.com.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2016 and 2015

Revenues

In order to expand our sales efforts, on May 5, 2016, we purchased certain intangible assets including the tradename “Catalyst LED” (“Catalyst”), its client list, its website domain, list of leads, current pending orders, current bid proposals, and all future orders made under the Catalyst name, as well as its other unregistered trademarks, and goodwill. Under the terms of the Purchase Agreement we agreed to pay ForceField Energy Inc., a Nevada corporation, the owner of the assets, $50,000, which was payable in three equal monthly increments of $16,666.67, commencing on May 15, 2016. As of the date of this Report, we have had made partial payments totaling $25,000 and currently owe $25,000 to ForceField. We intend to make these payments as soon as cash becomes available to do so.

During the three month period ended September 30, 2016, we generated revenues of $66,822, compared to revenues of $90,693 during the three month period ended September 30, 2015 a decrease of $23,871. The decrease is attributable to fewer LED projects won and installed in three month period ended September 30, 2016, compared to the same period in 2015. Based upon current projects we are bidding on and projects with existing clients we expect to exceed our third quarter 2016 revenue levels during the fourth quarter of this year ending on December 31, 2016, although there can be no assurances we will do so.

Our LED business is based upon bidding and winning new LED contracts. There can be no assurances that we will be successful in doing so, or that we can secure large individual projects in excess of $100,000-$300,000 as we did during the second quarter of 2016. Once an LED project is completed there is very little, if any, opportunity to generate additional revenue from that contract. Due to the nature of our business, we believe that our quarterly and annual revenues and gross margins will continue to fluctuate and are not indicative of sustainable revenue and margin levels we expect to achieve. Therefore, until we achieve higher sustainable revenue levels, individual LED projects could have a material impact on revenue comparisons from period to period. LED projects we typically undertake vary in size and complexity. For example, the number of LED bulbs and fixtures required for an office building may vary from the amount required for a small retail outlet.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix and fluctuations in the cost of purchased products and components and our ability to properly estimate the costs of projects.

Gross margin for the three month period ended September 30, 2016 was $11,724, or 17.5% of revenue, as compared to gross margin of $24,611, or 27.1% of revenue, during the three month ended September 2015. The decrease in gross margins was attributable to our product mix which varies from project to project. Until we achieve levels of revenue that are consistent from period to period, our gross margin will be subject to significant fluctuation because amount of mark-up we can take on our products varies from job to job, the size of the project and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating expenses

Operating expenses during the three month period ended September 30, 2016, were $182,007, compared to operating expenses of 504,805 incurred during the three month period ended September 30, 2015, a decrease of $137,990. The principal reason for this decrease is due to $350,000 in non-cash stock based compensation expense incurred in 2015 compared to zero in 2016. Other operating expenses increased $27,202 during the three month ended September 30, 2016, compared to the same period in 2015. This increase is attributable to additional payroll, professional fees associated with our now being a public reporting company, and executive compensation, offset by a reduction in general and administrative expenses (“G&A” expenses). The reduction in G&A expenses is primarily attributable to $56,667 in consulting fees incurred in the three month period ended September 30, 2015 compared to zero during the same three month period ended September 30, 2016.

Net loss

As a result, we generated a net loss of $170,283 during the three months ended September 30, 2016, or ($0.02) per share, compared to a net loss of $473,792 during the three months ended September 30, 2015, or ($0.05) per share.

Comparison of Results of Operations for the nine months ended September 30, 2016 and 2015

Revenues

During the nine month period ended September 30, 2016, we generated revenues of $578,680, compared to revenues of $178,399 during the nine month period ended September 30, 2015, an increase of $400,281. The material increase in revenue is directly attributable to the hiring of a full time salesman during the three month period ended September 30, 2016, who was able to secure and complete three large sales of LED products under the Catalyst name, with one sale totaling approximately $343,000 which represented a tenfold increase above our largest historical sale.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix and fluctuations in the cost of purchased products and components and our ability to properly estimate the costs of projects.

Gross margin for the nine month period ended September 30, 2016 was $105,320, or 18.2% of revenue, as compared to gross margin of $44,835, or 25.1% of revenue, during the nine month ended September 2016. The decrease in gross margins was attributable to our larger projects in 2016 which carry a significantly lower margin than small projects. Until we achieve levels of revenue that our consistent from period to period, our gross margin will be subject to significant fluctuation because amount of mark-up we can take on our products varies from job to job, the size of the project and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating Expenses

Operating expenses during the nine month period ended September 30, 2016, were $555,596, compared to operating expenses of $662,547 incurred during the nine month period ended September 30, 2015, a decrease of $106,551. The principal reason for this decrease was attributable to stock based compensation of $350,000 incurred in the relevant period in 2015. We did not incur any such expense during the nine months ended September 30, 2016. This was offset by an increase in professional fees from $42,790 in 2015, to $205,323 due to costs associated with our becoming a full reporting public company. The remaining increase in operating expenses in the nine month period ended September 30, 2016, compared to the same period in 2015 is attributable to increase in executive compensation of approximately $68,500, an increase in payroll expenses of approximately $90,000 related to the hiring of a new full time salesperson, offset by a reduction in general and administrative expenses of approximately $80,000. The reduction in G&A expenses is primarily attributable to $56,667 in consulting fees incurred in the three month period ended September 30, 2015, compared to zero during the same nine month period ended September 30, 2016.

Net loss

As a result of the above, we generated a net loss of $421,629 during the nine months ended September 30, 2016 or ($0.04) per share, compared to a net loss of $599,063 during the nine months ended September 30, 2015, or ($0.07) per share.

Liquidity and Capital Resources

At September 30, 2016, we had $28 in cash.

Net cash used in operating activities was $198,478 during the nine month period ended September 30, 2016, compared to $308,218 during the comparable period in 2015. The decrease in the cash used during the nine months ended September 30, 2016, was primarily attributable to net changes in operating assets and liabilities of $282,306 compared to the same period in 2015, offset to a lesser extent by an increase in net loss (net of non-cash compensation expense) of $172,566 in the relevant period in 2016.

Cash flows used in investing activities were $16,667 during the nine months ended September 30, 2016, compared to $-0- during the same period in 2015 due to our purchase in 2016 of $50,000 for the Catalyst intangible assets, $33,333 of which was due to the Seller on September 30, 2016.

Cash flows provided by financing activities were $107,500 for the nine month period ended September 30, 2016, compared to $315,000 during the same period ended in 2015 due to the proceeds received from the issuance of our Common Stock.

Since our inception substantially all of our funding has been obtained from private placements of our Common Stock and from loans from related parties. During the year ending December 31, 2015, we accepted subscription agreements from investors and issued 790,128 shares of our Common Stock for net proceeds totaling $615,000. During the nine month period ended September 30, 2016, we have issued 137,280 shares of our Common Stock for net proceeds of $107,500.

On October 13, 2016 we accepted subscriptions from one investor and issued 64,103 shares of our Common Stock for net proceeds totaling $50,000.

In December 2015, we undertook a forward split of our issued and outstanding Common Stock whereby each share of Common Stock was exchanged for 1.2847603145 shares, with fractional shares rounded to the nearest round number. All references in this Report to our outstanding Common Shares is presented on a post forward split basis, unless indicated otherwise.

We believe that our principal difficulty in our ability to successfully generate profits has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $500,000 in additional working capital to be utilized for beta testing of our website, intellectual property filings, product development, marketing and working capital. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to remain as a going concern and to begin to generate profits on a regular basis in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our unregistered securities during the three months ended September 30, 2016

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

ILLUMINATION AMERICA, INC.

Date: November 9, 2016	By:	/s/ Ismael Llera
Ismael Llera
Chief Executive Officer and Chief Financial Officer

