Form 10-K
period 2016-12-31
Illumination America, Inc.
filed 2017-03-27
CIK 1662574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-55585

Illumination America, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-5289499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd. #6 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 997-7270

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2016 was $2,395,878.

The number of shares of the registrant’s only class of common stock issued and outstanding was 10,264,744 shares as of March 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

ITEM 1. BUSINESS

Overview

We were originally formed in the State of Florida on October 6, 2009 as a limited liability company. On April 24, 2014 we reorganized as a Florida corporation. Since inception we have been engaged in the design, development, marketing and sales of energy-efficient lighting systems and solutions. Our business currently involves direct sales of Light Emitting Diode (“LED”) products, including customized resolution of client lighting issues, which is where we have been generating our revenues to date.

In January 2016, we filed our initial registration statement on Form S-1 with the Securities and Exchange Commission, registering 2,485,432 shares of our Common Stock. Our registration statement became effective April 7, 2016. In September 2016, our application to trade our Common Stock on the OTCQB was approved by FINRA. However, since obtaining this approval we have experienced difficulty in getting our Common Stock to trade because of issues with the entity that filed the application with FINRA, Glendale Securities, Inc. See “Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” below.

Purchase of the Assets of Catalyst LED’s LLC

In order to expand our sales efforts, on May 5, 2016, we purchased certain intangible assets including the tradename “Catalyst LED” (“Catalyst”), its client list, its website domain, list of leads, current pending orders, current bid proposals, and all future orders made under the Catalyst name, as well as its other unregistered trademarks, and goodwill.

Under the terms agreement we agreed to pay ForceField Energy Inc., a Nevada corporation, the owner of the assets, $50,000, which was payable in three equal monthly increments of $16,666, commencing on May 15, 2016. As of the date of this Report, we have made partial payments of $42,934 and currently owe $7,066 to ForceField, who has agreed to wait to receive the remaining balance until we have enough cash to do so.

During 2016, the purchase of Catalyst helped to significantly increase our sales over prior year levels, however, the Catalyst products were not profitable. Based on an impairment analysis we performed at year end, we determined that the $50,000 in intangible assets we recorded when we purchased Catalyst was fully impaired. As a result we incurred a $50,000 impairment charge for 2016 and wrote off the intangible assets on our balance sheet as of December 31, 2016. The impairment was primarily attributable due to increased competition in the LED industry which made the selling of our products more difficult. Given the level of competition in our industry which is expected to increase in future years, we will more closely examine the prices we pay for future purchases of LED assets should an opportunity materialize. See “Part II, Item 8, Financial Statements.”

Business Summary

In order to address market trends in the LED industry and increase our revenue, in 2016 we expanded the markets we offered our products to new customers. Our current business includes the following:

•	Direct Sales of Original Equipment Manufacturer (“OEM”) Products. To date, all of our revenues have been derived from direct sales earned on products sold by us. These products have been marketed and sold to electrical contractors focusing on large office complexes, arenas, correctional facilities, office warehouses, hospitals and dealerships, schools, churches, real estate investment trusts (REIT’s) among others; and

•	Solutions. We provide our customers with expert advice on how to maximize their savings on electricity usage by installing LED lighting. We do this by analyzing the lighting configuration of a particular location, and by suggesting products that will yield cost savings as well producing lighting quality and color that meets the expectation of our clients.

Target Markets

Prior to 2016 we focused on five target markets. In 2016 we reduced our efforts in the museum and gallery market and in the large/super retailers category due to our lack of success in generating significant revenues in these markets. As a result,, we have identified three separate markets where we have, or intend to direct our sales efforts, including:

•	Office complex and warehouses – We provide site specific solutions through design and development of specific fixtures including our custom, proprietary products not generally available in the marketplace. We attempt to generate business in this market through referrals, including leads from manufacturers, attendance at trade shows and in-house sales calls and mailings. This category accounted for in excess of 85% of our sales in 2016. We expect this category to account for a comparable or higher percentage of our sales in 2017.

•	Design and Consulting Services - We provide these services for new construction and retro fitting existing locations. Although this category accounted for a negligible portion of our sales in 2016, we believe opportunities exist in 2017 where our expertise in design and consulting services will provide us with a competitive advantage over our competition. There can be no assurance that we will generate sales in this market in 2017.

•	Arenas and Gymnasiums- In addition, we have assessed the need to reduce power and eliminate maintenance on gym lighting. Our product, a 150 watt, 15,750 lumen LED High Bay fixture, replaces 430 watt metal halide fixtures that constantly require ballast and bulb replacements. With our product, we estimate the next time these fixtures will need maintenance will be in the year 2030. Another advantage is that these LED High Bay fixtures do not require a warm up period. They are instant off and on so that at down hours during the day there is no need to leave the lighting on, thus saving even more on the electric bill. This category accounted for approximately 12% of our business in 2016. We believe there are opportunities in this market in 2017.

Key Strategic Business and Marketing Objectives

The LED market during the past few years has become highly competitive in terms of pricing, the number of entities and concerns offering services, and the variety of high quality LED products available from numerous manufacturers. We had hoped to differentiate ourselves from our competition by producing new products and designs, however, our lack of available funding has caused us to change our strategy.

We have experience in submitting patent applications so we are familiar with what new designs have merit and which are “patentable.” As of the date of this Report we have created the packaging and secured the products for 100 samples of one product currently in beta testing which we believe could be manufactured and marketed in 2017. It is a proprietary portable light source that we called the “Multitasker-LED” with several applications. The cost to market and manufacture enough of this product to determine whether it is commercially viable and profitable, is approximately $25,000 per year. There can be no assurance that this product will be successfully marketed or generate any material revenues.

Product Fulfillment

We purchase all our products from US manufacturers including Orion Energy System, MSI, Deep Roof, Green Giant Lighting LLC, AMAX, Cireon, Deco Lighting, PlanLED and Sunpark to supply products to our targeted market. Due to the competitiveness of the LED industry, we do not believe the loss of any one or several of these suppliers would have a material impact on our business. As we believe is traditional in our industry, we do not have contracts with these companies but submit purchase orders on an individual basis for each product order we submit. Generally, turn around delivery takes between 4 to 12 weeks from the date we submit the purchase order, depending upon the complexity of the order product, as many of these products are custom solutions. We have analyzed delivery and financing needs and believe that we have a logical and achievable plan for satisfying larger orders in this manner. We work with the aforesaid contract manufacturers from design to completion insuring the desired results. By partnering with manufacturers we take advantage of their ability to bring our designs quickly to market thereby relieving ourselves of the heavy investment in machinery.

Sales and Revenue/ Strategy

During 2016, we increased our sales to $731,657, compared to 206,733 in 2015. In 2016, approximately 48% of our revenue was generated from a sale of $348,000 in lighting to an electrical contractor, Marathon Electric, who completed a very large installation at an office warehouse facility. Additionally in 2016, we completed one project for an arena at a cost of $85,000, an office warehouse at a cost of $73,000, a hospital for $57,000, a correctional facility for $38,000 and two projects for REITS with revenue of $41,000. The seven projects described above account for 92% of our revenue in 2016. The remaining 8% of our business was comprised of approximately 30 smaller projects in a variety of industries, averaging approximately $2,000 in size.

We are a contract business whose product mix changes from year to year because once LED lighting is installed, there is very little, if any, opportunity for repeat business due to the efficacy of LED lighting.

Currently our sales efforts and growth are directed towards larger projects in excess of $30,000. Through their network of contacts and their relationship with suppliers, our salespeople have identified potential large corporate customers who control large property portfolios in the millions of square feet. As a result, as of the date of this Report we have submitted a bid with a large auto manufacturer covering hundreds of thousands of square feet of factory space. There can be no assurances we will be successful in winning this bid.

We either develop and sell LED lights, or sell existing product lines, fixtures and components, or partner with innovative manufacturers to provide commercial and institutional users with state-of-the-art technology. Ultimately, we believe that the performance in terms of payback and longevity will enable us to penetrate the highest levels of institutional decision makers and achieve high volume sales to prestigious clients. In turn, this will enable us to establish large scale brand recognition that will be vital to future success in this rapidly emerging industry. There are no assurances that our efforts in this regard will be successful.

Sales revenue is currently generated through the efforts of our management and through our two salesmen, each of whom operates from their respective home offices located in Florida and Idaho, and who travel to client locations when needed. They each have exclusive accounts and territories and are paid on a commission basis. Sales made by our management are not subject to any commission payment. For the periods ended December 31, 2016 and 2015, we paid $45,501 and $-0- in sales commissions, respectively.

Seasonality

Our lighting solutions are sold to customers primarily in the retrofit markets. Additionally, our business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction, availability of rebate programs and retrofit and installation programs, particularly during the winter months in the northeast. Because of these seasonal factors, we have experienced, and generally expect to experience inconsistent quarterly revenue.

Advantages of LED Lights

An LED is a semiconductor device which converts electricity into light. LED lighting has been around since the 1960’s, but is just now becoming integral in the lighting industry. At the end of 2007, Congress enacted the Energy Independence and Security Act, which gave the directive to end production of most incandescent bulbs between 2012 and 2014. The United States Department of Energy estimates that the adoption of LED lighting across the US would reduce greenhouse emissions by 246 metric tons, reduce electric consumption by 25% percent, and save the energy equivalent to 24 large power plants. While LEDs make up only about 2 to 3% of the $80 Billion lighting market today, analysts estimate that by 2020 they will comprise over 85%.

LED lighting has been used in low-tech items for over ten years in everyday appliances, digital equipment that requires continual lighted read-outs, traffic lights, mining lights, automobile dashboards and other applications, but it has only been recently that the LED lighting industry has been able to make the advances in technology that is transforming the lighting industry. We now have powerful every day lamps that use as little as 15% to 20% of the electric power needed for existing light bulbs.

LED’s are highly energy efficient, contain no mercury and have a longer (up to 80%) life span than their incandescent light bulb counterparts. Although diodes come in different sizes most are about ¼ inch in diameter and uses about 10 milliamps to operate at about a tenth of a watt. LED’s are small in size and provide higher intensity.

LEDs are better at placing light in a single direction than incandescent or fluorescent bulbs. They are more rugged and damage-resistant than compact fluorescents and incandescent bulbs. LEDs are durable, and resistant to thermal and vibration shock. They turn on instantly from -40C to 185C, making them ideal for multiple applications in “every walk of life.” LEDs don’t flicker and are consistent, as opposed to the pulsating image from florescent lighting.

LED lighting is also a function of the “greener” style of living. The conversion to LED lighting continues to gain momentum and traction, and we believe LEDs are emerging as the #1 lighting option because they use a fraction of the energy used in today’s incandescent light bulbs and last 10 times longer. They are also considered environmentally safer than florescent lights, which contain mercury. LEDs have many energy efficient advantages over traditional lighting methods. These include: low energy consumption, long service life, and no infrared or ultraviolet radiation which degrades fine art. LEDs also have more consistent color temperatures making it ideal for museums, galleries and retail applications. The adoption of LEDs and global energy conservation are new ways of managing energy efficiency. LED lighting is a perfect example of low cost, consumer friendly technology that has a real impact on the amount of energy consumed.

The latest analysis “2017 Global Lighting Market Outlook” published on November 2, 2016 by LEDinside, a division of TrendForce, finds that the LED lighting market was worth US $29.6 billion in 2016 and is to rise to US $ 33.1 billion in 2017. Meanwhile, the penetration rate of LED lighting is expected to reach 52%. Thanks to regional lighting development, LED lighting is expected to account for 23% of total lightings in Europe by 2016, which is the highest across the world. The second and third highest region are to be found in North America and China. However, the Asia-Pacific region is experiencing the fastest growth rate in LED lighting.

This has created a massive window of opportunity that must be met due to eight primary reasons for replacement and new installation applications:

1.	Substantial direct energy savings.
2.	LEDs produce 50%-80% less heat than conventional light sources thereby providing substantial reduction in HVAC (air conditioning) savings.
3.	LEDs last considerably longer than conventional lighting (50-150,000 hours).
4.	LEDs do not typically burn out like traditional bulbs but rather decrease in light output.
5.	Reduction of labor and replacement costs.
6.	Non Toxic, recyclable product.
7.	Federal, State, Municipal Tax incentives.
8.	Utility Rebates.

The transition from conventional lighting to LED has raised several issues and brought forth tremendous opportunity. For those seeking to market to the residential community the issues are minor and therefore lends itself to high volume producers and mass merchandisers. For those like us, who have chosen to concentrate on industrial and commercial applications; the issues are more complex and require true expertise. It is this expertise that we believe will enable us to build long lasting relationships. By promoting our solution-based approach in one area, clients tend to ask us to look at other areas of need rather than sourcing products through general supply based companies.

To facilitate our business of providing state of-the-art and custom solutions, we have assembled a network of strategic partners that include professional sales representatives, manufacturers and distributors. Our vision is to use our expertise and knowledge in the area of commercial lighting to identify and bring together opportunities for our advanced LED lighting products. Our goal is to avoid having to compete strictly on price.

disadvantages of LED Lights

Numerous high profile companies both domestically and internationally have recently transitioned, or are in process of changing the lighting in their offices, warehouses, hospitals, municipal buildings, schools, outdoor lighting venues and other locations, to LED lighting from conventional lighting. Nevertheless, the LED lighting market is a relatively new market compared to conventional non-LED lighting market and as such has certain disadvantages.

The disadvantages of LED lighting include the following:

•	Pricing – although LED pricing continues to fall as technology improves, it currently remains initially priced significantly higher than conventional lighting, although over the long run, savings on energy consumption and less frequent replacement makes LED lighting less expensive than conventional lighting. The amount and timing of these savings will be dependent on the price of electricity within the jurisdiction where the lighting is installed, and on the amount of time during the day and night the LED lighting is used;

•	Design characteristics – due to the design of the LED bulbs, retrofitting or replacing current lighting is sometimes difficult to accomplish;

•	Lighting color- the lighting color of LED technology is currently limited and may be unsatisfactory as a replacement for some existing conventional lighting applications; and

•	Shape or Look of LED bulb – in some applications that shape or look of the bulb may not suitable

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Forward Split

In December 2015, prior to our becoming a trading, reporting company, we undertook a forward split of our issued and outstanding Common Stock whereby each share of Common Stock was exchanged for 1.2847603145 shares, with fractional shares rounded to the nearest round number. All references in this Report to our outstanding Common Shares is presented on a post-forward split basis, unless indicated otherwise.

Subsequent Event

Grom Letter of Intent

On January 11, 2017, we executed a non-binding Letter of Intent (“LOI”) with Grom Holdings, Inc., a Delaware corporation (“Grom”), whereby we reached an agreement in principle to acquire all of Grom’s issued and outstanding common stock. Darren Marks, Melvin Leiner and Dr. Thomas Rutherford are directors of both Grom and our company and Messrs. Marks and Leiner are the principal shareholders of both companies. Under the terms of the LOI we will issue an aggregate of approximately 105,000,000 shares of our Common Stock (4.17 shares of our common stock in exchange for every share of Grom common stock issued and outstanding) at closing. Grom is expected to have approximately 25 million of its common shares issued and outstanding immediately prior to the closing date.

The proposed transaction is subject to various conditions, including but not limited to execution of applicable Exchange Agreements, approval of the same by both company’s shareholders, completion of independent financial audits of Grom for the years ended December 31, 2016 and 2015, the issuance of an order of effectiveness to a registration statement we intend to file with the SEC and various other matters.

If and when this proposed transaction closes, of which there can be no assurance, our current LED business will be transferred to a new wholly owned subsidiary. In addition, Messrs. Llera and Andrews will resign as officers and directors of our Company and become the officers and directors of this new subsidiary company. Management of Grom shall assume the positions of management of the resulting holding company, including the appointment of Darren Marks as Chief Executive Officer and Melvin Leiner as Executive Vice President, Secretary, Treasurer and Chief Financial Officer.

Grom Holdings, Inc. is a holding company, incorporated in Delaware in March 2015, that conducts all of its operations through its three wholly owned subsidiaries, Grom Social, Inc., Grom Educational Services Inc.(“GES”) and TD Holdings Limited. Grom Social, Inc. is a Florida corporation, incorporated in March 2012, which operates a social media network for children. TD Holdings Limited, which Grom acquired in July 2016, is a Hong Kong corporation and the parent company of Top Draw Animation, Inc., a corporation formed and operating in Manila, Philippines, which operates an animation business. GES is a newly formed educational subsidiary that was formed concurrent with Grom’s acquisition of the assets and business of an entity that provides web filtering services to children (described below).

Grom’s consolidated revenues in 2016 including 6 months revenues attributable to Top Drawer, were approximately $4 million.

Grom’s core business is its social media website for children, “Grom Social.” The Grom Social website is located at www.gromsocial.com. As of January 2017, Grom Social had approximately 4.3 million users in over 200 countries and territories. A "user" is defined as any child between the ages of 5 and 16 who sign up for a Grom Social account. Each child must receive parental approval to gain full access to the Grom Social platform. Grom communicates with its database both actively, through email and a parent/guardian portal and passively, through messaging on the child’s profile page and through seventeen Grom characters.

Top Draw Animation produces digital animation and provides pre-production and production services to a variety of international producers. Top Draw Animation was established in 1999 by Wayne Dearing, who, along with Stella Dearing, his spouse, continues to be responsible for its day to day operations. Eventually, it is Grom’s intention to utilize the animation expertise of Top Draw Animation to provide animated content to Grom Social.

In addition, on January 11, 2017, Grom acquired the assets of Norcross, Georgia based TeleMate.Net Software’s NetSpective Webfilter Division an entity that provides web filtering services to approximately 400 school districts which encompasses an estimated 2.0 million children from the ages from 5-17. This Webfilter division operates within our GES subsidiary

Growth by Acquisitions

We are also looking to work with and/or acquire other lighting companies that target specific end-users in need of cost saving LED solutions opening up what may be new product opportunities for us. If we are successful, the acquisition of related, complimentary businesses is expected to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts and costs. There are no assurances that we will reduce our operating losses or reach profitability if we are successful in acquiring other synergistic companies.

Management will seek out and evaluate related, complimentary businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. If we are successful in our attempts to acquire synergistic companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, we do not intend that our present management and shareholders will no longer be in control of our Company.

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the acquisition candidate and our relative negotiation strength.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default, and will include miscellaneous other terms.

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), it may be necessary for such acquisition candidate to provide independent audited financial statements. If so required, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Further, the aforesaid disclosure is not intended to indicate that we have any immediate intention to engage in a merger or acquisition with any unidentified company or companies, entity or person, nor is it intended to convey any such intention. Rather, we believe that there are many small independent LED companies that may be interested in being acquired as part of a consolidation of the LED industry. Neither we nor any member of our management or other of our affiliates intend for our company to be used as a vehicle for a private company to become a reporting company.

Competition

We currently face competition from both traditional lighting companies that provide general lighting products, such as incandescent, fluorescent and neon lighting, and from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of design, innovation, quality of light, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

We compete with traditional lighting companies, including Acuity Brands Lighting, Inc., Cooper Lighting (a division of Cooper Industries, Inc.), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Juno Lighting Group (a division of Schneider Electric SA), Osram Sylvania, and Royal Philips Lighting (a division of Koninklijke Philips Electronics N.V.) in the general illumination market. Our LED products tend to be alternatives to traditional lighting sources for applications within the commercial market. In these markets, we compete on the basis of energy savings, lamp life and durability.

We also compete with providers of LED replacement lamps and other energy efficient lighting products and fixtures. These companies include traditional lighting companies such as Sylvania and Philips; specialized lighting companies such as Lighting Science Group Corporation; certain packaged LED suppliers such as Cree, which is primarily a manufacturer of LEDs; as well as multiple low cost offshore providers. In the market for LED lighting products, we compete on the basis of design, innovation, light quality, maintenance costs, safety issues, energy consumption, price, product quality, Energy Star, ETL and UL certifications.

We have identified several other companies with whom we compete in the commercial LED lighting market, including:

Lighting Science Group. Lighting Science Group has focused much of their efforts on the manufacture of replacement bulbs for conventional residential and commercial fixtures. They also work on specialty design lighting for architects. However, within their catalog there are a few fixtures that are direct competition to our product line, including:

•	Flat LowBay Light – This fixture has been presented as competition with our series to be used in overhead applications inside of parking garages or under canopies. In head-to-head comparisons for canopy lighting products from our contracted manufacturers utilized by CVS for their 7700 drug stores, LSG’s fixture was considered and rejected as an option because of the difficulty to install and because of inconsistent light output and poor performance, having less foot candles, using more watts, and showed a lower efficiency of all products tested with a stand-alone Payback/ROI model.

•	LSR Series – These fixtures are LSG’s parking lot lights. Like practically every parking lot fixture available right now, the LSR series does not achieve the requirements for public safety. This specific application is flooded with competition both domestic and international. Our manufacturing partner is close to developing a product that will achieve these safety requirements.

Acuity Brands. Acuity has a similar catalog and approach to LSG. They have a considerable amount of architectural and bulb replacement products. They also have done considerable work on high hat fixtures to help in the performance of their replacement bulbs. They also have a few products which serve as competition to our product line, including their RTLED and TLED Series. These are Acuity’s Lithonia fixture that serves as an indoor fluorescent replacement which competes directly with our panel series. These products are designed to look more like a fluorescent replacement and less like a clean panel. We believe that our comparable replacements achieve a much higher efficiency than anything in this series, are easier to install, and much more economical.

Lunera. Like us, Lunera has directed their efforts to the commercial space. They do not have a large number of product lines but what they have is competitive in certain applications with our fixtures. Lunera’s fluorescent replacement series include “The Grid” and “The Suspended Family” which are comparable in cost and appearance to standard replacements, but not our fixture-free patent pending alternative. We believe that our product line is slightly brighter but it is fair to describe these products as direct competition to our standard series.

Albeo Lighting. Albeo has focused their attention to warehouse and industrial applications. They market their “High Bay and Low Bay” series. Our suppliers have gone up against Albeo over a dozen times in lighting shootouts and the comparison supports our products. We believe our DL Series is superior in both brightness and at 1/4th the size of the Albeo fixture, it also has lower wattage consumption, kelvin temperature and price.

Government Regulation

We are not subject to any extraordinary governmental regulations.

Employees

As of the date of this Report we have three employees, Mr. Llera and Mr. Williams, both members of our management, one fulltime salesman and one commission only sales representatives. We have consulted with and expect to continue to use the services of independent consultants and contractors with whom our management has a pre-existing relationship to perform various professional services. We expect that we will continue to use contractors to assist us with our clients.

Our employees work at will and are not represented by a collective bargaining unit. We believe our relationship with our employees is excellent. None of our employees are members of any union.

Trademarks/Trade names/Intellectual Property

We are in the process of submitting a patent application, including a priority fixture patent that, unlike conventional fluorescent tube fixtures, holds the LED tube in what we consider to be a more advantageous way, directing the LED light to achieve a broader and more even beam spread covering from fixture to fixture. The product is intended for continuous lighting such as hallways, where fixtures are mounted perpendicular to the direction of the hallway.

There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights.

LED Lighting Industry Trends

LED’s are semiconductor-based devices that generate light. As the cost of LEDs decreases and their performance improves, we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. High-brightness LEDs are the core, light-producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

•	Technological Innovations Expand LED Functionality. Since the introduction of the first visible LED in the 1960s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs, combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs to compete with traditional lighting solutions for applications in commercial, industrial and residential markets. In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs are currently performing well over 100 lumens per watt at the LED level, making them comparable to, and often better than, fluorescent and HID light sources.

•	High Energy Costs Drive LED Adoption. As a result of high energy prices and the expectation that prices will continue to rise, businesses and consumers are increasingly adopting new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over incandescent solutions. According to The Department of Energy, 22% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately 35% of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 5% for industrial companies. Despite safety issues and concerns, compact fluorescent (CFL) lamps are used for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, lamp life, safety and color-rendering (CRI). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving down LED lamp prices. As a result of these gains and while there can be no assurances, we believe LED adoption should continue to expand. For example, LED lamps are currently outselling CFL lamps in Japan as the quality of light is far superior to CFLs. In 2011, an analysis of the global lighting market by Freedonia predicts that the LED market share for new construction will grow from 7% in 2010 to 70% in 2020. In the same period, LED market share for replacement lamps and retrofits will soar from 5% to 53%. In dollars, the same study estimated that the overall LED lighting market will grow by about 30% per year and reach approximately $84 billion in 2020.

•	Legislative Influences Spur Market Adoption of Energy Efficient LED Lighting. Government regulations, such as initiatives by the United States Department of Energy and the Environmental Protection Agency’s Energy Star Certification Program, are driving adoption of more energy efficient lighting solutions. Energy Star sets industry-wide international recommendations for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products and purchasers better understand lighting products. Governments are also adopting or proposing legislation to promote energy efficiency and conservation. Lower energy consumption translates into lower electricity generation, often from coal power plants, and thus can significantly lower carbon emissions. Legislative actions to promote energy efficiency can beneficially impact the LED lighting market in the countries adopting such legislation and other countries, as well. For example, several countries have effectively banned the 40, 60, and 100-watt incandescent light bulbs and are expected to progressively apply these restrictions to lower-wattage bulbs. In addition, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment. Any restrictions on the use of hazardous substances could adversely affect one of the LED lamp’s primary competitors, the CFL market.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal place of business is located at 2060 NW Boca Raton Blvd., Suite 6, Boca Raton, FL 33431, which consists of approximately 1,550 square feet, which lease expires in November 2018. This space consists of four executive offices and open areas. For the year ended December 31, 2016, we paid rent of $2,669.99 per month. For 2017, the lease has escalated to $2,738.33 per month and will increase to $2,806.80 per month during 2018. Management believes that this space will meet our needs for the foreseeable future. Our telephone number is (561) 997-7270.

Since November 2012 we have sublet approximately 500 square feet of this space to an affiliated company, Grom Holdings, Inc. which sublease terminates December 31, 2017, unless extended. We receive monthly rent of $2,000 per month for this sublease.

ITEM 3. LEGAL PROCEEDINGS

We are unaware of any pending or threatened litigation by or against us.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was approved for trading on October 10, 2016 under the trading symbol “ILLU.”

Traditionally, initial trades for approved securities are conducted through the broker-dealer who filed the relevant 211 application with FINRA, as they are the ones who conducted the relevant due diligence. However, after our Common Stock was approved for trading Glendale Securities, Inc., the broker-dealer who filed the 211 application informed us that their clearing firm had advised that they were not accepting any security with a price less than $5.00. Since that time we have taken several measures to get our Common Stock trading. While these brokerage firms have indicated their desire to make a market in our securities, because they had not conducted the appropriate due diligence, their compliance departments would not allow them to accept our stock until a market commences. We have reached out to several regulators, including OTC Markets, to get them to assist us in resolving this matter. As of the date of this report we are still engaged in these discussions. In the event we are unsuccessful in resolving this situation and commencing trading of our Common Stock it may be necessary for us to take additional action to protect our shareholders.

There can be no assurance that the shares will trade or that a liquid market for the stock will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

As of the date of this Report our common stock was not trading despite being approved to trade by FINRA.

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this Report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

HOLDERS

As of the date of this report we had 10,264,744 shares of our common stock issued and outstanding, held by 73 shareholders of record, not including those persons holding shares in “street name.”

STOCK TRANSFER AGENT

Our stock transfer agent for our securities is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado, 80209, phone 303-282-4800.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

REPORTS

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov. As of the date of this report we need to file three quarterly reports for 2016, which we intend to file in the near future.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

We were originally formed in the State of Florida on October 6, 2009, as a limited liability company. On April 24, 2014, we reorganized as a Florida corporation. Since inception we have been engaged in the design, development, marketing and sales of energy-efficient lighting systems and solutions. We have intended to create and develop a reliable source of revenue from our activities in order to create the opportunity to market proprietary products that can be utilized both in a commercially beneficial manner, as well as on a custom basis.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 2060 NW Boca Raton Blvd, Suite 6, Boca Raton, FL 33431, telephone (561) 997-7270. Our website address is www.illuminationamerica.com.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2016 and 2015

Revenues

During the year ended December 31, 2016, we generated revenues of $734,657, compared to revenues of $206,733 during the year ended December 31, 2015, an increase of $527,924 or 355.4%. This material increase in revenue is directly attributable to the hiring of a full time salesman during 2016, who was able to secure and complete three large sales of LED products, with one sale totaling approximately $343,000 as well as seven other sales amounting to $320,000. Since we are a contract based business where the amount and timing of revenues changes from period to period, there can be no assurances that we will be able to secure large contracts of this nature in 2017 or beyond.

Other Income

Since January 1, 2013 we have sub-leased a portion of our office space to a related company, Grom Holdings, Inc. at the rate of $2,000 per month plus miscellaneous additional charges for other office services. For both the years ended December 31, 2016 and December 31, 2015, we recorded $28,991 and $25,320 in other income related to the lease on its Income Statement in “Other Income Related Party”.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix and fluctuations in the cost of purchased products and components and our ability to properly estimate the costs of projects.

Gross margin for the year ended December 31, 2016, was $139,234, or 19% of revenue, compared to gross margin of $29,077, or 14.1 % of revenue, during the year ended December 31, 2015. The increase in gross margins is attributable to our larger projects in 2016 which carried a higher margin than the small projects we undertook in 2015. Until we achieve levels of revenue that our consistent from period to period, our gross margin will be subject to significant fluctuation because amount of mark-up we can take on our products varies from job to job, the size of the project and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating Expenses

Operating expenses during the year ended December 31, 2016, were $769,543, compared to operating expenses of $1,254,293 incurred during the year ended December 31, 2015. The principal reason for this decrease was attributable to stock based compensation of $713,753 in 2015 compared to $39,000 in 2016. Excluding stock based compensation, our operating expenses increased approximately $190,000 compared to the same period in 2015. This increase is primarily attributable to an increase in executive compensation of approximately $60,000, and an increase in payroll expenses of approximately $129,000, related to the hiring of a new full time salesperson.

Net loss

We generated a net loss of $651,242 during the year ended December 31, 2016 or ($0.06) per share, compared to a net loss of $1,199,896 during the year ended December 31, 2015 or ($0.14) per share. Although we were able increase our revenues and gross profit in 2016 compared to 2015, we incurred more in expenses in 2016 than the incremental gross profit we generated. Unless we can materially increase our revenues and gross margin or reduce our expenses we cannot achieve profitability or positive cash flow.

Liquidity and Capital Resources

At December 31, 2016, we had $2,407 in cash.

Net cash used in operating activities was $247,432 during the year ended December 31, 2016, compared to net cash used of $508,503 during 2015. The decrease in the cash used during the year ended December 31, 2016 was primarily attributable to an increase in operating losses in 2016, net of stock based compensation of $69,000, compared to the same period in 2015, offset by an increase in net changes in assets and liabilities of approximately $331,000 in 2016 compared to 2015.

Cash flows used in investing activities were $25,334 during the year ended December 31, 2016, compared to $-0- during 2015 due to our purchase in 2016 of $50,000 for the Catalyst intangible assets, $24,666 which was due on December 31, 2016, which was not paid.

Cash flows provided by financing activities were $167,500 for the twelve month period ended December 31, 2016, compared to $615,000 in 2015 due to the proceeds received from the issuance of our Common Stock.

Since our inception all of our funding has been obtained from private placements of our Common Stock and from loans from related parties. During the year ended December 31, 2016, we accepted subscription agreements from 4 investors and issued 214,744 shares of our Common Stock for net proceeds totaling $167,500 ($0.78 per share). During the year ended December 31, 2015, we accepted subscription agreements from 6 investors and issued 790,128 shares of our Common Stock for net proceeds totaling $615,000.

In December 2015, we undertook a forward split of our issued and outstanding Common Stock whereby each share of Common Stock was exchanged for 1.2847603145 shares, with fractional shares rounded to the nearest round number. All references in this Report to our outstanding Common Shares is presented on a post forward split basis, unless indicated otherwise.

We believe that our principal difficulty in our ability to successfully generate profits has been the lack of available capital to operate and expand our business. Due to limited available capital we are not able to hire additional salespeople. Additionally, the cost that we purchase inventory for from suppliers is higher than it would be if we were able to pay for inventory purchases on a regular basis. We believe we need a minimum of approximately $500,000 in additional working capital to be utilized for beta testing of our website, intellectual property filings, product development, marketing and working capital. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to remain as a going concern and to begin to generate profits on a regular basis in the future.

Subsequent Event

On February 10, 2017 we received and accepted a subscription for 400,000 Units, each Unit consisting of one share of Common Stock and one Common Stock Purchase Warrant, exercisable to purchase one share of Common Stock at an exercise price of $1.50 per share for a period of five years from one of our directors and received net proceeds of $300,000 therefrom ($.75 per share)..Messrs. Marks and Leiner, two of our directors and our principal shareholders, voluntarily redeemed an aggregate of 400,000 shares of their stock so as to avoid dilution to other existing shareholders arising as a result of this equity financing.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material impact on our business during the year ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Stock-based Compensation – We account for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity

Leases. We follow the guidance in ASC 840 “Leases,” which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ILLUMINATION AMERICA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Illumination America, Inc.:

We have audited the accompanying balance sheets of Illumination America, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Illumination America, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 24, 2017

Illumination America, Inc.

BALANCE SHEET

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$2,407	$107,673
Accounts Receivable	115,899	17,453
Related Party Receivable	–	32,872
Prepaid Expenses	1,612	4,856
Deposits	1,000	1,000
Total Current Assets	120,918	163,854
Other assets	3,319	–
Total Assets	$124,237	$163,854

Liabilities
Current Liabilities
Accounts Payable	$225,027	32,773
Other accrued expenses	116,855	23,680
Due to related parties	154,447	34,751
Total Current Liabilities	496,329	91,204
Total Liabilities	496,329	91,204

Commitments and contingencies		–

Stockholders' Deficit
Common stock, par value $0.001, authorized 100,000,000; common shares issued and outstanding 10,264,744 as of December 31, 2016 and 10,000,000 as of December 31, 2015	10,265	10,000
Preferred stock, $0.001 par value, 25,000,000 shares authorized, -0- share issued and outstanding, respectively
Additional paid-in capital	2,485,288	2,279,053
Accumulated Deficit	(2,867,645)	(2,216,403)
Total Stockholders' (Deficit) Equity	(372,092)	72,650
Total Liabilities and Stockholders' (Deficit) Equity	$124,237	$163,854

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENT OF OPERATIONS

	For the Years Ended
	December 31, 2016	December 31, 2015
Revenues	$734,657	$206,733
Cost of Sales	592,423	177,656
Gross Margin	142,234	29,077

Operating Expenses
General and administrative expenses	104,626	131,063
Stock-based compensation	39,000	713,753
Executive compensation	92,762	33,000
Payroll expenses	235,017	96,038
Impairment of intangible assets	50,000	–
Professional fees	273,701	249,359
Rent	34,437	31,080

Total Operating Expenses	829,543	1,254,293

Loss from operations	(687,309)	(1,225,216)

Other Income
Other Income	7,076	–
Other Income- Related Party	28,991	25,320
Total Other Income	36,067	25,320

Net Loss before Income Taxes	(651,242)	(1,199,896)

Income Tax Benefit	–	–

Net Loss	$(651,242)	$(1,199,896)

Net Loss per Common Share - Basic and Diluted	(0.06)	$(0.14)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	10,077,781	8,698,310

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED December 31, 2016 and 2015

	Common Stock		Additional Paid-In	Stockholders'	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	10,000,000	$10,000	$2,279,053	$(2,216,403)	$72,650
Common stock issued for cash in a private placement	214,744	215	11,521		11,736
Issuance of common stock warrants in connection with the issuance of common stock in a private placement			155,764		155,764
Shares issued for services	50,000	50	38,950		39,000
Net loss for year ended December 31, 2016				(651,242)	(594,242)
Balance, December 31, 2016	10,264,744	$10,265	$2,485,288	$(2,867,645)	$(372,092)

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net Loss	$(651,242)	$(1,199,896)
Adjustment to reconcile net loss from operations:
Stock-based compensation	39,000	713,753
Changes in Operating Assets and Liabilities
Accounts Receivable	(98,446)	24,724
Related Party Receivable	32,872	(6,872)
Prepaid Expenses	3,244	4,144
Accounts Payable and Accrued Expenses	257,444	7,667
Impairment of intangible assets	50,000	–
Due to related parties	119,696	(52,023)
Net Cash (Used in) Operating Activities	(247,432)	(508,503)

Cash Flows from Investing Activities
Purchase of Intangible Assets	(25,334)	–
Net Cash (Used in) Investing Activities	(25,334)	–

Cash Flows from Financing Activities
Issuance of Capital Stock for cash	167,500	615,000
Net Cash Provided by Financing Activities	167,500	615,000

Net Increase (Decrease) in Cash	(105,266)	106,497
Cash at Beginning of Period	107,673	1,176
Cash at End of Period	$2,407	$107,673

Supplemental Cash Flow Information:
Debt Related to Purchase of Intangible Assets	$24,666	$–

See accompanying notes to financial statements

Illumination America, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Illumination America, Inc., formerly Illumination America, LLC, a Florida limited liability company, was formed on October 6, 2009. A Certificate of Conversion and Articles of Incorporation were filed August 4, 2014, with an organizational date deemed effective October 6, 2009, for Illumination America, Inc., the resulting Florida corporation.

The Company’s accounting year end is December 31.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2016 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred.

Forward Stock Split

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company cash equivalents totaled $2,407 and $107,763 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to Other income (expense) in the consolidated statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of December 31, 2016 and 2015, an allowance for estimated uncollectible accounts was determined to be unnecessary.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Revenue Recognition

We recognize revenue when the four revenue recognition criteria are met, as follows:

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

☐	Level 1 - quoted market prices in active markets for identical assets or liabilities.

☐	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

☐	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2016 and December 31, 2015, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – OTHER ASSETS, IMPAIRMENT OF INTANGIBLE ASSETS

At December 31, 2016, as a result of deteriorating profitability of Catalyst LED and significant delays associated with new business opportunities, the Company performed the impairment test as prescribed by ASC 350 on the carrying value of its intangible asset, and as a result, recorded an impairment charge totaling $50,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since January 1, 2013 the Company has sub-leased a portion of its office space to a related company, Grom Holdings, Inc. at the rate of $2,000 per month, plus miscellaneous additional charges for other office services. As of December 31, 2016 and December 31, 2015, the balance of the related party receivables on the Company’s balance sheet were $-0- and $32,872, respectively, all of which represented unpaid rent due from the related party.

For both the years ended December 31, 2016 and December 31, 2015, the Company recorded $28,991 and 25,320, respectively, in other income related to the lease on its Income Statement in “Other Income Related Party”.

Members of the Company’s Board of Directors have advanced working capital to pay expenses of the Company. These loans payable are due on demand and non-interest bearing. The outstanding amount due to related parties was $154,447 and $34,751 as of December 31, 2016 and December 31, 2015, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

Common Stock

The Company has 100,000,000 shares of Common Stock authorized with a par value of $0.001 per share and 25,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share. As of December 31, 2016 and 201,5 there were 10,264,744 and 10,000,000 common shares outstanding, respectively. No shares of Preferred Stock are outstanding.

Common Stock Issued in Private Placements

During the year ended December 31, 2016, the Company accepted subscription agreements from 4 investors and issued 214,744 shares of its common stock at a price of $0.78 per share along with an equal number of stock purchase warrants exercisable at $1.50 per share for gross proceeds totaling $167,500.

During the year ended December 31, 2015, the Company accepted subscription agreements from 6 investors and issued 790,128 shares of its common stock for gross proceeds totaling $615,000.

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Using the Black-Scholes model, the Company allocated a relative fair value of $155,764 to these stock purchase warrants using the following variables as of December 31, 2016:

Common stock price	$0.78
Warrant exercise price	$1.50
Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	2.93%
Expected volatility (3)	164.09%
Expected life (in years)	5

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.

Common Stock Issued in Exchange for Services

During the year ended December 31, 2016, the Company issued 50,000 shares of its common stock for services valued at $0.78 per share amounting to $39,000. The price of $0.78 represented the Company’s share price in its private placement throughout all of 2016 to a Company salesman pursuant to the terms of his employment agreement with the Company.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at December 31, 2016:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, January 1, 2016	–
Warrants issued	214,744	$1.00	4.25
Balance December 31, 2016	214,744	$1.00	4.25

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 1, 2015, the Company entered into a new lease agreement for a period of three years at a base rate of $2,670 per month subject to annual escalation provisions.

Periods	Amounts

For the year ended December 31, 2017	$32,996

Thereafter	$28,068

NOTE 8 –SUBSEQUENT EVENTS

On January 11, 2017, the Company executed a non-binding Letter of Intent (“LOI”) with Grom Holdings, Inc., a Delaware corporation (“Grom”), whereby the Company reached an agreement in principle to acquire all of Grom’s issued and outstanding common stock. Darren Marks, Melvin Leiner and Dr. Thomas Rutherford are directors of both companies and Messrs. Marks and Leiner are the principal shareholders of both companies. Under the terms of the LOI, the Company will issue 4.17 shares of our common stock in exchange for every share of Grom common stock issued and outstanding at closing. It is anticipated that Grom will have no more than 25 million of its common shares issued and outstanding immediately prior to the closing date.

The proposed transaction is subject to various conditions, including but not limited to execution of applicable Exchange Agreements, approval of the same by both of the Company’s shareholders, completion of independent financial audits of Grom for the years ended December 31, 2016 and 2015, the issuance of an order of effectiveness to a registration statement the Company intends to file on Form S-4 and various other matters.

On February 10, 2017 we received and accepted a subscription for 400,000 Units from one of our directors and received net proceeds of $300,000 ($.75 per share). Each Unit consists of one share of the Company’s Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per share. In addition, Messrs. Marks and Leiner, two of our directors and our principal shareholders, voluntarily redeemed an aggregate of 400,000 shares of their stock so as to avoid dilution to other existing shareholders arising as a result of this equity financing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer/ Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of December 31, 2016, at reasonable assurance level.

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We intend to retain a qualified Chief Financial Officer in the third quart of 2017 to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. We will continue to use outsourced professional CFO services for the immediate future. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2016, our disclosure controls and procedures and internal control over financial reporting were ineffective, based in part on the issues discussed above.

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our management:

Name	Age	Position

Ismael A. Llera	55	President, Chief Executive Officer, Chief Financial Officer

William Andrews	70	Chief Operating Officer, Vice President – Sales, Marketing and Design

Darren M. Marks	49	Director

Melvin Leiner	77	Director

Dr, Thomas Rutherford	62	Director

The above listed members of our management will serve until the next annual meeting of the shareholders of our Company or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.

Mr. Llera is the brother-in-law of Melvin Leiner. No other family relationship exists by or among our management.

Biographies

Ismael A. Llera, President, Chief Executive Officer and Chief Financial Officer. Mr. Llera was appointed to his positions with our Company in October 2014. Prior, from January 2004 through October 2014 he was Vice President of Administration for DNA Brands, Inc., which was formerly a public reporting company engaged in the sale and marketing of energy drinks and meat snacks and located in Boca Raton, FL. Mr. Llera received a Bachelor of Science degree from Barry University in 1985. He devotes all of his time to our affairs.

William Andrews, Chief Operating Officer, Vice President – Sales, Marketing and Design. Mr. Andrews has held his positions with our Company since June 2015. Prior to our incorporation, Mr. Andrews was our operations manager in charge of sales marketing and design. Prior to joining Illumination America in 2009, Mr. Andrews owned and operated his own commercial interior design company for 35 years. He devotes all of his time to our affairs.

Darren M. Marks, Director. Mr. Marks was one of our Managers while we were a limited liability company. When we converted into a corporation he became a Director. In addition, Mr. Marks is also Chairman and CEO of Grom Holdings, Inc., a privately held Florida corporation. See “Part I, Item 1, Subsequent Events” for a more detailed description of the business of Grom Holdings, Inc. From July 2010 through February 2016, he was a Director of DNA Brands, Inc., a public reporting company engaged in the sale and marketing of energy drinks and meat snacks. He was the President, Chief Executive Officer of that company from July 2010 through January 1, 2015. Prior, from 2007 through July 2010, he held similar positions with DNA Beverage, Inc. He devotes only such time as necessary to our business, which is not expected to exceed 10 hours per month.

Melvin Leiner, Director. Mr. Leiner was one of our Managers while we were a limited liability company. When we converted into a corporation he became a Director. In addition, from July 2010 through February 2016 he was Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and a Director of DNA Brands, Inc., a public reporting company engaged in the sale and marketing of energy drinks and meat snacks. Prior, from 2007 through July 2011, he held similar positions with DNA Beverage, Inc., the predecessor company of DNA Brands, Inc. From January 1, 2012 through the present Mr. Leiner has also been an officer and director of Grom Holdings, Inc. He devotes only such time as necessary to our business, which is not expected to exceed 20 hours per month.

Dr. Thomas J. Rutherford, Director, was appointed as a director of our Company in January 2017. In addition, he has served as a director of Grom Holdings, Inc. since July 2015. Mr. Rutherford is a highly renowned and respected oncologist and a national expert in cancer, with more than 30 years of highly specialized surgical and clinical expertise in gynecologic cancer care. Dr. Rutherford has published in excess of 200 articles and case reports during his career and is a highly sought after speaker and lecturer. Dr. Rutherford is currently the Director of Oncology for South Florida University in Tampa, FL, a position he assumed in January 2017. Prior, from January 2015 through December 2016, he was the Director of Oncology for Connecticut Oncology, a Division of Women’s Health of Connecticut, a 270 member practitioner group covering 50% of the population in Connecticut and Director of Cancer Services for Western Connecticut Health Network leading more than 100 physician subspecialists including surgeons, medical oncologists and radiation oncologists. Dr. Rutherford practiced at Yale Oncology and served as Professor of Oncology and Director of Oncology Fellowship at Yale University School of Medicine from July 1993 through December 2014. Dr. Rutherford received a Bachelor of Science degree in 1976 from Roanoke College, a Master of Science degree from John Carroll University in 1979 and a PhD from the Medical College of Ohio in 1989. He devotes only such time as necessary to our affairs.

DIRECTOR INDEPENDENCE

Our Board is currently composed of two members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. No member of our Board of Directors is considered an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

Board Committees

As of the date of this report we do not have any committees of our Board of Directors. We expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee in the near future.

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. During 2016, all members of our current management have filed their reports, but the reports of William Andrews and Ismael Llera were filed late due to problems obtaining codes. However, no sales of any of our Common Stock were reported by our management during the year ended December 31, 2016.

ITEM 11.   EXECUTIVE COMPENSATION.

REMUNERATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Ismael A. Llera,	2014	35,860	–	–	–	35,860
President, CEO, CFO	2015	75,000	–	–	–	75,000
	2016	61,192	–	–	–	61,192	(1)

William Andrews, COO, Vice President	2014	72,000	–	–	–	72,000
	2015	72,000	–	–	–	72,000
	2016	63,461	–	–	–	63,461	(2)

(1) Mr. Llera’s salary was changed to $95,000 per year effective April 1, 2016. As of December 31, 2016, Mr. Llera was owed $29,230 in accrued salary.

(2) As of December 31, 2016, Mr. Andrews was owed $18,900 in accrued salary.

Salaries are established by our Board of Directors. We currently do not have a Compensation Committee but expect to have one in place in the future once we have independent directors. None of our employees are employed pursuant to an employment agreement.

COMPENSATION OF DIRECTORS

Other than the compensation described above in the Summary Compensation Table, our officers and directors are reimbursed for actual expenses incurred.

STOCK PLAN

We have not adopted a stock plan but may do so in the future.

EMPLOYMENT AGREEMENTS

None of our executive officers are party to any employment agreement with us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this Report, by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The address for each Beneficial Owner named is the address of our principal executive office. The percentage of ownership is based upon 10,264,744 Common Shares issued and outstanding as of the date of this Report.

Class of Securities	Name and Address	# of Common Shares	% of Class

Common	Darren Marks (1) 2060 NW Boca Raton Blvd., #6, Boca Raton, FL, 33431	2,690,711	26.2%

Common	Melvin Leiner (1) 2060 NW Boca Raton Blvd., #6, Boca Raton, FL, 33431	2,690,711	26.2%

Common	Ismael Llera(1) 2060 NW Boca Raton Blvd., #6, Boca Raton, FL, 33431	642,380	6.3%

Common	William Andrews(1) 2060 NW Boca Raton Blvd., #6, Boca Raton, FL, 33431	642,380	6.3%

Common	Dr. Thomas Rutherford(1) 2060 NW Boca Raton Blvd., #6, Boca Raton, FL, 33431	400,000	3.9%

Common	All Officers and Directors as a Group (5 persons)	7,066,182	68.8%

_______________

(1) Officer and/or director of our Company

(2) Held under the name Family Tys, LLC.

(3) Held under the name 4 Life LLC

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of our outstanding securities, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Pursuant to verbal agreements, our directors have advanced working capital to pay certain of our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $154,447 and $34,751 as of December 31, 2016 and December 31, 2015, respectively.

Since November, 2012, we have sub-leased a portion of ours office space to a related company, Grom Holdings, Inc., at the rate of $2,000 per month plus miscellaneous additional charges for other office services. Grom is a privately held company that is controlled by 2 of our directors, Messrs. Marks and Leiner. As of December 31, 2016 and December 31, 2015, the balances owed to us by Grom for the rent on this space were $-0- and $32,782, respectively. Of these amounts $26,000 in each period represented unpaid rent due from the related party. As of the date of this Prospectus, all outstanding balances have been paid in full.

SUBSEQUENT EVENTS

On February 10, 2017 we received and accepted a subscription for 400,000 Units from Dr. Rutherford, one of our directors and received net proceeds of $300,000 ($.75 per Unit) therefrom. Each Unit consists of one share of our Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of our Common Stock at an exercise price of $1.50 per share.

In order to eliminate any dilution to our shareholders, Messrs. Marks and Leiner, two of our directors and our principal shareholders, voluntarily redeemed an aggregate of 400,000 of their shares of our Common Stock back to us upon receipt of Dr. Rutherford’s subscription.

Grom LOI

On January 11, 2017, we executed a non-binding Letter of Intent (“LOI”) with Grom Holdings, Inc., a Delaware corporation (“Grom”), whereby we reached an agreement in principle to acquire all of Grom’s issued and outstanding common stock. Darren Marks, Melvin Leiner and Dr. Thomas Rutherford, are directors of both Grom and our company and Messrs. Marks and Leiner are the principal shareholders of both companies. Under the terms of the LOI we will issue an aggregate of approximately 105,000,000 shares of our Common Stock (4.17 shares of our common stock in exchange for every share of Grom common stock issued and outstanding) at closing. Grom is expected to have approximately 25 million of its common shares issued and outstanding immediately prior to the closing date.

The proposed transaction is subject to various conditions, including but not limited to execution of applicable Exchange Agreements, approval of the same by both company’s shareholders, completion of independent financial audits of Grom for the years ended December 31, 2016 and 2015, the issuance of an order of effectiveness to a registration statement we intend to file with the SEC and various other matters.

If and when this proposed transaction closes, of which there can be no assurance, our current LED business will be transferred to a new wholly owned subsidiary. In addition, Messrs. Llera and Andrews will resign as officers and directors of our Company and become the officers and directors of this new subsidiary company. Management of Grom shall assume the positions of management of the resulting holding company, including the appointment of Darren Marks as Chief Executive Officer and Melvin Leiner as Executive Vice President, Secretary, Treasurer and Chief Financial Officer.

Grom Holdings, Inc. is a holding company, incorporated in Delaware in March 2015, that conducts all of its operations through its three wholly owned subsidiaries, Grom Social, Inc., Grom Educational Services Inc.(“GES”) and TD Holdings Limited. Grom Social, Inc. is a Florida corporation, incorporated in March 2012, which operates a social media network for children. TD Holdings Limited, which Grom acquired in July 2016, is a Hong Kong corporation and the parent company of Top Draw Animation, Inc., a corporation formed and operating in Manila, Philippines, which operates an animation business. GES is a newly formed educational subsidiary that was formed concurrent with Grom’s acquisition of the assets and business of an entity that provides web filtering services to children (described below).

Grom’s core business is its social media website for children, “Grom Social.” The Grom Social website is located at www.gromsocial.com. As of January 2017, Grom Social had approximately 4.3 million users in over 200 countries and territories. A "user" is defined as any child between the ages of 5 and 16 who sign up for a Grom Social account. Each child must receive parental approval to gain full access to the Grom Social platform. Grom communicates with its database both actively, through email and a parent/guardian portal and passively, through messaging on the child’s profile page and through seventeen Grom characters.

Top Draw Animation produces digital animation and provides pre-production and production services to a variety of international producers. Top Draw Animation was established in 1999 by Wayne Dearing, who, along with Stella Dearing, continues to be responsible for its day to day operations. Eventually, it is Grom’s intention to utilize the animation expertise of Top Draw Animation to provide animated content to Grom Social.

In addition, on January 11, 2017, Grom acquired the assets of Norcross, Georgia based TeleMate.Net Software’s NetSpective Webfilter Division an entity that provides web filtering services to approximately 400 school districts which encompasses an estimated 2.0 million children from the ages from 5-17. This Webfilter division operates within our GES subsidiary

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers CPA PC has served as our independent auditor for the fiscal years ended December 31, 2015 and 2016. The following table reflects the fees paid or accrued to our independent auditors in years ended December 31, 2015 and 2016:

	December 31, 2015	December 31, 2016
Audit Fees	$29,160	$17,340
Tax Fees	$–	$–
All Other Fees	$–	$–

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2016 and 2015 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees.  Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees.  Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee.  Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

ILLUMINATION AMERICA, INC.

Dated: March 27, 2017	By:	/s/ Ismael Llera
Ismael Llera Principal Executive Officer, Principal Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2017.

s/ Melvin Leiner

Melvin Leiner, Director

s/ Darren Marks

Darren Marks, Director

s/ Dr. Thomas Rutherford

Dr. Thomas Rutherford, Director

