Form 10-Q
period 2017-03-31
Illumination America, Inc.
filed 2017-05-10
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 10, 2017, there were 10,264,744 shares of common stock, par value $0.001 issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016

F-2	Interim Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2017 and 2016

F-3	Interim Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016

F-4	Notes to Interim Unaudited Financial Statements

4

ILLUMINATION AMERICA, INC.

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$3,128	$2,407
Accounts Receivable	65,966	115,899
Related Party Receivable	212,660	–
Prepaid Expenses	2,702	1,612
Deposits	1,000	1,000
Total Current Assets	285,456	120,918
Other Assets	–	3,319
Total Assets	$285,456	$124,237

Liabilities
Current Liabilities
Accounts Payable	$131,207	$225,027
Other accrued expenses	84,100	116,855
Due to related parties	178,669	154,447
Total Current Liabilities	393,976	496,329
Total Liabilities	393,976	496,329

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, -0- shares issued and outstanding
Common stock, par value $0.001, authorized 100,000,000; $0.001 par value common shares issued and outstanding 10,264,744 shares as of March 31, 2017 and December 31, 2016, respectively	10,265	10,265
Additional paid-in capital	2,877,663	2,485,288
Accumulated Deficit	(2,996,448)	(2,867,645)
Total Stockholders' Deficit	(108,520)	(372,092)
Total Liabilities and Stockholders' Deficit	$285,456	124,237

See accompanying notes to financial statements

ILLUMINATION AMERICA, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$155,745	$19,777
Cost of Sales	112,342	14,976
Gross Margin	43,403	4,801

Operating Expenses
General and administrative expenses	23,524	34,694
Executive compensation	23,750	18,000
Payroll expenses	61,838	24,129
Professional fees	60,997	59,975
Rent	9,115	8,010

Total Operating Expenses	179,224	144,808

Loss from operations	(135,821)	(140,007)

Other Income (Expense)
Other Income	–	7,076
Other Income-Related Party	7,020	7,543
Total Other Income	7,020	14,619

Net Loss before Income Taxes	(128,801)	(125,388)

Income Tax (Benefit)	–	–

Net Loss	$(128,801)	(125,388)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	10,264,744	10,000,000

See accompanying notes to financial statements

ILLUMINATION AMERICA, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(128,801)	$(125,388)
Changes in Operating Assets and Liabilities
Accounts Receivable	49,933	8,760
Related Party Receivable	(212,660)	32,354
Prepaid Expenses	2,227	1,456
Accounts Payable and Accrued Expenses	(126,575)	(7,632)
Due to related parties	24,222	(14,923)
Net Cash (Used in) Operating Activities	(391,654)	(105,373)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Donated Capital	392,375	–
Net Cash Provided by Financing Activities	392,375	–

Net Increase (Decrease) in Cash	721	(105,373)
Cash at Beginning of Period	2,407	107,673
Cash at End of Period	$3,128	$2,300

See accompanying notes to financial statements

ILLUMINATION AMERICA, INC.

Notes to Unaudited Financial Statements

For The Three Month Interim Period Ended March 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Illumination America, Inc., formerly Illumination America, LLC, a Florida limited liability company, was formed on October 6, 2009. A Certificate of Conversion and Articles of Incorporation were filed August 4, 2014, with an organizational date deemed effective October 6, 2009, for Illumination America, Inc., the resulting Florida corporation.

Letter of Intent to Acquire Grom Holdings, Inc.

On January 11, 2017, the Company executed a non-binding Letter of Intent (“LOI”) with Grom Holdings, Inc., a Delaware corporation (“Grom”), whereby the Company reached an agreement in principle to acquire all of Grom’s issued and outstanding common stock. Darren Marks, Melvin Leiner and Dr. Thomas Rutherford are directors of both companies and Messrs. Marks and Leiner are the principal shareholders of both companies. Under the terms of the LOI, the Company will issue 4.17 shares of its common stock in exchange for every share of Grom common stock issued and outstanding at closing. It is anticipated that Grom will have no more than 25 million of its common shares issued and outstanding immediately prior to the closing date.

The proposed transaction is subject to various conditions, including but not limited to execution of applicable Exchange Agreements, approval of the same by the shareholders of both companies, completion and acceptance by the Company of the results of independent financial audits of Grom for the years ended December 31, 2016 and 2015, the issuance of an order of effectiveness to a registration statement the Company is required to file on Form S-4, and various other matters.

The Company’s accounting year end is December 31.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2017, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Since it is very unlikely that the Company can obtain sufficient capital to profitably run its LED lighting business in the current competitive LED environment, the Company has entered into an agreement to acquire another company. See “Letter of Intent to Acquire Grom Holdings, Inc.” above.

If the acquisition is successfully consummated, of which there can be no assurance, management’s plan is to thereafter operate the Company primarily as a social media company for children. Based upon the results of operations of the Company’s LED lighting business, management may then elect to dispose of the LED lighting business, either through sale or other means. Management cannot provide any assurances that the Company will be successful in accomplishing its plan. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to Other income (expense) in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of March 31, 2017 and December 31, 2016, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the balance sheets. To date, substantially all of the Company’s revenue has come from the sale of LED tubes and fixtures. If the Company enters into a project requiring installation, this installation is performed by the client or from a third party contractor and no revenue is recognized on the installation since the third party directly bills the client.

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

The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2017 and December 31, 2016, due to the short-term nature of these instruments.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Since January 1, 2013 the Company has sub-leased a portion of its office space to a related company, Grom Holdings, Inc. at the rate of $2,000 per month, plus miscellaneous additional charges for other office services. As of March 31, 2017 and December 31, 2016, the balance of the related party receivables on the Company’s balance sheet were $-0- and $-0-, respectively, all of which represented unpaid rent due from the related party.

Related party receivables and donated capital

On January 11, 2017, the Company executed a non-binding Letter of Intent (“LOI”) with Grom whereby the Company reached an agreement in principle to acquire all of Grom’s issued and outstanding common stock. Darren Marks, Melvin Leiner and Dr. Thomas Rutherford are directors of both companies and Messrs. Marks and Leiner are the principal shareholders of both companies. In order to expedite and facilitate the consummation of the transaction in an economical fashion; and to fund accounting, legal and other expenses associated with the transaction, these directors agreed to do following during the three month period ended March 31, 2017:

•	In order to minimize share dilution and to help raise capital to fund the transaction, Mr. Marks and Mr. Leiner each voluntarily agreed to donate up to 1,000,000 of their Company shares back to the Company, donating one share back to the Company for every share of Common Stock sold by the Company. No other individuals donated any capital for the three month period ended March 31, 2017.

•	In February 2017, Dr. Thomas Rutherford, an independent director for both the Company and Grom, purchased 400,000 Units at a price of $0.75 per Unit offered by the Company as part of a private offering. Each Unit is comprised of one share of the Company’s Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per Warrant. At that time Messrs. Marks and Leiner donated an aggregate of 400,000 of their shares back to the Company to avoid dilution to the remaining shareholders of the Company. See “Note 6. Stockholders Equity,” below.

In February, 2017 the Company agreed to extend up to $1.0 million in unsecured interest free loans to Grom.

As of March 31, 2017, the Company had extended $212,660 in loans receivable to Grom, compared to $-0- for the period ended December 31, 2016.

Related party payables

Since the inception of the Company, Mr. Marks and Mr. Leiner have advanced working capital to pay expenses of the Company. These loans payable are due on demand and non-interest bearing. The outstanding amount due to related parties was $178,669 and $154,447 as of March 31, 2017 and December 31, 2016. respectively.

NOTE 6 – STOCKHOLDERS EQUITY

Common Stock

The Company has 100,000,000 shares of Common Stock authorized with a par value of $0.001 per share and 25,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share. As of March 31, 2017 and December 31, 2016, there were 10,264,744 common shares outstanding. No shares of Preferred Stock are outstanding.

Common Stock Issued in Private Placements

During the year ended December 31, 2016, the Company accepted subscription agreements from 4 investors and issued 214,744 shares of its common stock at a price of $0.78 per share along with an equal number of stock purchase warrants exercisable at $1.00 per share for gross proceeds totaling $167,500. These proceeds were used exclusively for working capital purposes.

During the three month period ended March 31, 2017, the Company sold 523,166 Units to 6 “accredited” investors at a price of $0.75 per Unit and received aggregate proceeds of $392,735. Each Unit consisted of one share of Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $1.50 per warrant. The proceeds from this Offering are primarily to pay for expenses related to the proposed acquisition of Grom by the Company. Messrs Marks and Leiner donated an aggregate of 523,166 of their shares back to the Company to avoid dilution to the remaining shareholders of the Company. Under the guidelines of FASB Topic 505-30 “Treasury Stock”, the amount of $392,735 is considered donated capital on the cost basis, and is included in Paid in Capital on the Company’s balance sheet.

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity. Using the Black-Scholes model, the Company allocated a relative fair value of $333,862 for 523,166 stock purchase warrants using the following variables as of March 31, 2017:

Common stock price	$0.75
Warrant exercise price	$1.50
Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	1.93%
Expected volatility (3)	184.55%
Expected life (in years)	3

_____________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.

Common Stock Issued in Exchange for Services

On December 31, 2016, the Company issued 50,000 shares of its common stock to a Company salesman pursuant to the terms of his employment agreement with the Company. This common stock issued for services was valued at $0.78 per share, amounting to $39,000. The price of $0.78 represented the Company’s share price in its private placement throughout all of 2016.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at March 31, 2017:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, January 1, 2016	–
Warrants issued	214,744	$1.00	4.25
Balance December 31, 2016	214,744	$1.00	4.25
Warrants issued for the period ended March 31, 2017	523,166	$1.50	2.75
Balance, March 31, 2017	737,910	$1.35	3.18

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

Letter of Intent with Grom

On January 11, 2017, we executed a non-binding Letter of Intent (“LOI”) with Grom Holdings, Inc., a Delaware corporation (“Grom”), whereby we reached an agreement in principle to acquire all of Grom’s issued and outstanding common stock. Darren Marks, Melvin Leiner and Dr. Thomas Rutherford are directors of both companies and Messrs. Marks and Leiner are the principal shareholders of both companies. Under the terms of the LOI, we have agreed to issue 4.17 shares of our common stock in exchange for every share of Grom common stock issued and outstanding at closing. Pursuant to the terms of the LOI, Grom will have no more than 25 million of its common shares issued and outstanding immediately prior to the closing date.

The proposed transaction is subject to various conditions, including but not limited to execution of applicable Exchange Agreements, approval of the same by the Grom shareholders, completion of independent financial audits of Grom for the years ended December 31, 2016 and 2015 which are currently in process, the issuance of an order of effectiveness to a registration statement we are required to file on Form S-4 in order to issue the shares to the Grom shareholders and various other matters.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2017 and 2016

Revenue

During the three month period ended March 31, 2017, we generated revenues of $155,745, compared to revenues of $19,777 during the three month period ended March 31, 2016, an increase of $135,968. The increase is attributable to the completion of more projects in 2017 compared to 2016. During the three month period ended March 31, 2017, we were involved in 5 active projects compared to 1 active project in excess of $10,000 during the comparable period in 2016.

Our LED business is based upon bidding and winning new LED contracts. Once an LED project is completed there is very little, if any, opportunity to generate additional revenue from that contract. We believe that our quarterly and annual revenues and gross margins are not indicative of sustainable revenue and margin levels we expect to achieve. On March 31, 2017, we decided not to renew the contract of our primary LED salesman who had generated substantially all of our sales during the past twelve months. Although this salesman sold most of our projects, these sales net of his salary and costs associated with each of these projects failed to result in profits. Therefore, we do not expect to generate comparable levels of sales in the immediate future. Until we achieve higher sustainable revenue levels, we do not believe revenue comparisons from period to period will be meaningful. LED projects we typically undertake vary in size and complexity. For example, the number of LED bulbs and fixtures required for an office building may vary from the amount required for a small retail outlet.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix and fluctuations in the cost of purchased products and components and our ability to properly estimate the costs of projects.

Gross margin for the three month period ended March 31, 2017 was 27.9%, compared to gross margin of 24.3% of revenue during the three month ended March 2016. Until we reach higher levels of revenue our gross margin will be subject to sometimes significant fluctuation because the amount of mark-up we can take on our products varies from job to job and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating expenses

During the three month period ended March 31, 2017, operating expenses were $179,224, compared to operating expenses of $144,808 incurred during the three month period ended March 31, 2016, an increase of $34,416. The principal reason for this increase is an increase in payroll expenses of $37,309, from $24,129 during the three month period ended March 31, 2016, to 61,838 during the comparable period in 2017 as a result of increased sales commissions and sales compensation. While our general and administrative expenses decreased by approximately $11,000, executive compensation increased by approximately $6,000. The remainder of our operating expenses remained relatively constant in the three month periods ended March 31, 2016 and 2017.

Other Income

Since January 1, 2013, we have sub-leased a portion of our office space to a related company, Grom Holdings, Inc. at the rate of $2,000 per month plus miscellaneous additional charges for other office services. For the three month periods ended March 31, 2017 and March 31, 2016, we recorded $7,020 and $7,543 in other income related to the lease on our Income Statement in “Other Income Related Party.” Additionally, in the 2016 period we recorded $7,076 in one-time “other income” related to a 2015 vendor overcharge that wasn’t discovered until the after the completion of the 2015 financial statements.

Net loss

As a result, during the three month period ended March 31, 2017, we generated a net loss of $128,801 ($0.01) per share compared to a net loss of 125,338 or ($0.01) for the same three month period ended March 31, 2016. Although we were able to increase our sales and gross margin in the 2017 period substantially above 2016, our loss was substantially the same due to increased operating expenses. Until we can significantly increase our sales levels, we will not be profitable.

Liquidity and Capital Resources

At March 31, 2017, we had $3,128 in cash.

Net cash used in operating activities was ($391,654) during the three month period ended March 31, 2017, compared to ($105,373) during the comparable period in 2016. The increase in the cash used during the three months ended March 31, 2017 compared to the same period in 2016 was primarily attributable to an increase of $212,660 in accounts receivable in 2017 compared to a reduction in accounts receivable of $32,354 in 2016, and to a decrease of $126,575 in accounts payable during the three month period ended March 31, 2017, compared to a decrease of $7,632 in the same period in 2016.

Cash flows provided or used in investing activities were $-0- during the three months ended March 31, 2017 and 2016.

Cash flows provided or used by financing activities were $392,375 during the three months ended March 31, 2017, compared to $-0- in the same period in 2016. The cash flow from financing activity came from proceeds from the sale of Common Stock. As described in this Report these proceeds have been classified as “Donated Capital” in our Statements of Cash Flows.

Since our inception all of our funding has been obtained from private placements of our securities and from loans from our directors. During the year ended December 31, 2016, we sold 214,744 Units to 4 “accredited” investors at a price of $0.78 per Unit and received aggregate proceeds of $167,500. Each Unit consisted of one share of our Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of our Common Stock at an exercise price of $1.50 per warrant.

During the three month period ended March 31, 2017, we sold 523,166 Units to 6 “accredited” investors at a price of $0.75 per Unit and received aggregate proceeds of $392,735. Each Unit consisted of one share of our Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of our Common Stock at an exercise price of $1.50 per warrant. Messrs. Marks and Leiner donated an aggregate of 523,166 of their shares back to us to avoid dilution to our other shareholders. We used the proceeds derived from this offering to pay expenses of the proposed Grom acquisition.

Historically, we believe that our principal difficulty in our ability to successfully generate profits had been the lack of available capital to operate and expand our business. Due to the growing intense competition in the LED industry we do not believe we can profitable without a significant infusion of $1.0-$2.0 million in additional working capital to be utilized to hire a major sale force, scale our business to larger entities as well as expanding our marketing efforts. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

As such, we believe that our best course of action is to acquire another business in another industry. As described through this Report we believe our efforts to acquire Grom will be successful.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our 2016 in Form 10-K Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of March 31, 2017 at reasonable assurance levels.

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

Our Board of Directors has assigned a priority to the short-term improvement of our internal control over financial reporting. In the third quarter of 2017, we intend to add an additional individual to our accounting department by retaining a full time qualified Chief Financial Officer to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the period presented herein.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2017, we sold 523,166 Units to 6 accredited investors. Each Unit consisted of one share of our Common Stock at $0.75 with an equal amount of stock purchase warrant exercisable to purchase one share of our Common Stock at an exercise price of $1.50 per warrant for gross proceeds totaling $392,735. The proceeds derived from the sale of these securities is being used to fund the expenses of the proposed Grom acquisition described throughout this report.

Messrs Marks and Leiner donated an aggregate of 523,166 of their shares back to us to avoid dilution to our remaining shareholders.

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

ILLUMINATION AMERICA, INC.

Date: May 10, 2017	By:	/s/ Ismael Llera
Ismael Llera
Chief Executive Officer and Chief Financial Officer

