Form 10-Q
period 2017-06-30
Illumination America, Inc.
filed 2017-08-11
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, there were 10,264,744 shares of Common Stock, par value $0.001 issued and outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016

F-2	Interim Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016

F-3	Interim Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016

F-4	Notes to Interim Unaudited Financial Statements

4

Illumination America, Inc.

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$55,969	$2,407
Accounts receivable	6,391	115,899
Related party receivable	44,678	–
Prepaid expenses	6,161	1,612
Deposits	1,000	1,000
Total Current Assets	114,199	120,918
Other assets	–	3,319
Total Assets	$114,199	$124,237

LIABILITIES AND EQUITY
Liabilities
Current Liabilities
Accounts payable	$79,752	$225,027
Other accrued expenses	83,867	116,855
Due to related parties	152,330	154,447
Total Current Liabilities	315,949	496,329
Total Liabilities	315,949	496,329

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, -0- shares issued and outstanding	–	–
Common stock: authorized 100,000,000; $0.001 par value; 10,264,744 and 10,264,744 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10,265	10,265
Additional paid-in capital	2,900,663	2,485,288
Accumulated Deficit	(3,112,678)	(2,867,645)
Total Stockholders' (Deficit) Equity	(201,750)	(372,092)
Total Liabilities and Stockholders' Deficit	$114,199	$124,237

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$8,323	$492,081	$164,068	$511,858
Cost of Sales	6,821	403,286	119,163	418,262
Gross Profit	1,502	88,795	44,905	93,596

Operating Expenses
General and administrative expenses	26,299	27,244	49,823	61,939
Executive compensation	23,750	24,923	47,500	42,923
Payroll expenses	22,432	82,385	84,270	106,514
Professional fees	42,792	85,719	103,789	145,694
Rent	9,481	8,910	18,596	16,919
Total Operating Expenses	124,754	229,181	303,978	373,989

Loss from Operations	(123,252)	(140,386)	(259,073)	(280,393)

Other Income
Other Income	–	–	–	7,076
Other Income - Related Party	7,020	7,408	14,040	14,951
Total Other Income	7,020	7,408	14,040	22,027

Net income (loss) before income taxes	(116,232)	(132,978)	(245,033)	(258,366)
Provision (benefit) for income tax expense	–	–	–	–
Net Loss for Period	$(116,232)	$(132,978)	$(245,033)	$(258,366)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	10,264,744	10,051,317	10,264,744	10,019,643

See accompanying notes to financial statements

Illumination America, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating activities
Net Loss	$(245,033)	$(258,366)
Changes in Operating Assets and Liabilities
Accounts receivable	109,508	(178,702)
Related party receivable	(44,678)	32,354
Prepaid expenses and deposits	(1,232)	2,912
Accounts payable and accrued expenses	(178,261)	147,705
Due to related parties	(2,117)	60,167
Net Cash (Used in) Operating Activities	(361,813)	(193,930)

Cash Flows from Investing Activities
Purchase of intangible assets	–	(16,667)
Net Cash (Used in) Investing Activities	–	(16,667)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	–	107,500
Donated capital	415,375	–
Net Cash Provided by Financing Activities	415,375	107,500

Net Increase (Decrease) in Cash	53,562	(103,097)
Cash at the Beginning of Period	2,407	107,673
Cash at End of Period	$55,969	$4,576

Supplemental disclosure of cash flow information:
Debt Related to the Purchase of Intangible Assets	$–	$33,333

See accompanying notes to financial statements

ILLUMINATION AMERICA, INC.

Notes to Unaudited Financial Statements

For the Three and Six Month Interim Period Ended June 30, 2017 and 2016

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

Share Exchange Agreement to acquire Grom Holdings, Inc.

On May 15, 2017, the Company entered into a Share Exchange Agreement (the “SE Agreement”), with Grom Holdings, Inc. (“Grom”), a Delaware corporation, wherein the Company agreed to acquire all of the issued and outstanding securities of Grom. The Company will issue an aggregate of 110,853,883 shares of its Common Stock when the transaction closes. As a result of the issuance of shares of the Company’s Common Stock in exchange for the outstanding shares of Grom, upon closing the stockholders of Grom will become stockholders of the Company and the Grom shareholders will own approximately 92% of the Company’s then issued and outstanding shares of Common Stock.

The SE Agreement also requires that the Company amend its Articles of Incorporation to increase its capitalization to 200,000,000 shares of Common Stock authorized, as well as to change its name to “Grom Social Enterprises, Inc.” or such other name as may be acceptable to both our Board of Directors and the Florida Secretary of State. The holders of a majority of the Company’s issued and outstanding Common Shares have adopted resolutions approving such amendments, which will only be filed and become effective if all of the conditions to the effectiveness of the SE Agreement are satisfied.

The closing of the transaction is subject to various conditions, most of which have been satisfied as of the date of this Report. While no assurances can be provided, management of the Company anticipates that the transaction will be effective in August 2017, upon the filing of a Statement of Share Exchange and Articles of Exchange with the Florida and Delaware Secretary of State.

Upon closing, Grom will become a wholly owned subsidiary of our Company. All of the members of the Company’s Board of Directors, who are also the Board of Directors of Grom, will remain and Darren Marks will become the Company’s Chief Executive Officer and President and Melvin Leiner will become the Company’s Executive Vice President and Secretary. The Company’s current officers will become officers of a newly formed wholly owned subsidiary, where the Company’s existing LED business will operate.

Upon completion of the transaction with Grom, the Company will assume all of Grom’s assets, liabilities and plan of operation. As a result, the Company will also require additional financing to full implement its anticipated expansion. There can be no assurance that any future financing can be secured on reasonable terms, or at all.

The Company’s current stockholders will be diluted by the issuance of shares of the Company’s Common Stock in the transaction and may also be diluted by future issuances of securities and sales of the Company’s securities to satisfy its working capital needs.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Since it is very unlikely that the Company can obtain sufficient capital to profitably run its LED lighting business in the current competitive LED environment, the Company has entered into an agreement to acquire another company. See Note 1, above.

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

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to Other income (expense) in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of June 30, 2017 and December 31, 2016, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

Revenue Recognition

We recognize revenue when the four revenue recognition criteria are met, as follows:

•	Persuasive evidence of an arrangement exists – our customary practice is to obtain written evidence, typically in the form of a sales contract or purchase order;

•	Delivery – when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations, such as installation;

•	The price is fixed or determinable – prices are typically fixed at the time the order is placed and no price protections or variables are offered; and

•	Collectability is reasonably assured – we typically work with businesses with which we have a long-standing relationship, as well as monitoring and evaluating customers’ ability to pay.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the balance sheets. To date, substantially all of the Company’s revenue has come from the sale of LED tubes and fixtures. If the Company enters into a project requiring installation, this installation is performed by the client or from a third-party contractor and no revenue is recognized on the installation since the third party directly bills the client.

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

The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2017 and December 31, 2016, due to the short-term nature of these instruments.

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

NOTE 5 – RELATED PARTY TRANSACTIONS AND DONATED CAPITAL

Since January 1, 2013, the Company has sub-leased a portion of its office space to a related company, Grom Holdings, Inc. at the rate of $2,000 per month, plus miscellaneous additional charges for other office services. As of June 30, 2017 and December 31, 2016, all payments were current.

On May 15, 2017, the Company entered into a SE Agreement with Grom wherein the Company agreed to acquire all of the issued and outstanding securities of Grom. Darren Marks, Melvin Leiner and Dr. Thomas Rutherford are directors of both companies and Messrs. Marks and Leiner are the principal shareholders of both companies. In order to expedite and facilitate the consummation of the transaction in an economical fashion; and to fund accounting, legal and other expenses associated with the transaction, these directors agreed to do following during the six-month period ended June 30, 2017:

•	In order to minimize share dilution and to help raise capital to fund the transaction, Mr. Marks and Mr. Leiner each voluntarily agreed to donate up to 1,000,000 of their Company shares back to the Company, donating one share back to the Company for every share of Common Stock sold by the Company. No other individuals donated any capital during the six-month period ended June 30, 2017.

•	In February 2017, Dr. Thomas Rutherford, an independent director for both the Company and Grom, purchased 400,000 Units at a price of $0.75 per Unit offered by the Company as part of a private offering. Each Unit is comprised of one share of the Company’s Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per Warrant. At that time Messrs. Marks and Leiner donated an aggregate of 400,000 of their shares back to the Company to avoid dilution to the remaining shareholders of the Company. See “Note 6. Stockholders Equity,” below.

Through the six-month period ended June 30, 2017, the Company had raised a total of $415,375 from a total of 553,833 shares donated by Mr. Marks and Mr. Leiner. These shares issuance did not increase the shares outstanding

In February, 2017, the Company agreed to extend up to $1.0 million in unsecured interest free loans to Grom. As of June 30, 2017, the Company had extended $44,678 in loans to Grom which has been recorded on the Company’s balance sheet as a “Related Party Receivable.”

Related party payables

Since the inception of the Company, Mr. Marks and Mr. Leiner have advanced working capital to help pay expenses of the Company. These loans payable are due on demand and are non-interest bearing. The outstanding amount due to related parties was $152,330 and $154,447 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

Common Stock

The Company has 100,000,000 shares of Common Stock authorized with a par value of $0.001 per share, and 25,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share. During the period from January 1, 2017 through June 30, 2017, the Company sold 553,833 Units which in the aggregate were comprised of 553,833 shares and 553,833 warrants each exercisable to purchase one share of Common Stock at $1.50 per share. However, the number of outstanding Common Shares did not increase because a like number of shares were donated back to the Company by Directors of the Company. See “Note 5. Related Party Transactions and Donated Capital,” above. As of both June 30, 2017, and December 31, 2016, there were 10,264,744 Common Shares outstanding. No shares of Preferred Stock are outstanding.

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

During the six-month period ended June 30, 2017, the Company sold 553,833 Units to 8 “accredited” investors at a price of $0.75 per Unit and received aggregate proceeds of $415,375. Each Unit consisted of one share of Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $1.50 per warrant. The proceeds from this Offering have been used primarily to pay for expenses related to the proposed acquisition of Grom by the Company. Messrs. Marks and Leiner donated an aggregate of 553,833 of their shares back to the Company to avoid dilution to the remaining shareholders of the Company. Under the guidelines of FASB Topic 505-30 “Treasury Stock”, the amount of $415,735 is considered donated capital on the cost basis, and is included in Paid in Capital on the Company’s balance sheet.

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity. Using the Black-Scholes model, the Company allocated a relative fair value of $352,428 for 553,833 stock purchase warrants using the following variables as of June 30, 2017:

Common stock price	$0.75
Warrant exercise price	$1.50
Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	1.55-1.93%
Expected volatility (3)	184.5-186.1%
Expected life (in years)	3

_____________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.

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

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at June 30, 2017:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, January 1, 2016	–
Warrants issued	214,744	$1.00	3.875
Balance December 31, 2016	214,744	$1.00	3.875
Warrants issued for the six-month period ended June 30, 2017	553,833	$1.50	2.750
Balance, June 30, 2017	768,577	$1.36	3.06

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

Acquisition of Grom Holdings, Inc.

On May 15, 2017, we entered into a Share Exchange Agreement (the “SE Agreement”), with Grom Holdings, Inc. (“Grom”), a Delaware corporation, wherein we have agreed to acquire all of the issued and outstanding securities of Grom in exchange for the issuance of an aggregate of 110,853,883 shares of our Common Stock. As a result of the issuance of shares of our Common Stock in exchange for the outstanding shares of Grom, upon the closing the stockholders of Grom will become stockholders of our Company and the Grom shareholders will own approximately 92% of our then issued and outstanding shares of Common Stock.

The SE Agreement also requires that we amend our Articles of Incorporation to increase our capitalization to 200,000,000 shares of Common Stock authorized, as well as to change our name to “Grom Social Enterprises, Inc.” or such other name as may be acceptable to both our Board of Directors and the Florida Secretary of State. The holders of a majority of our issued and outstanding Common Shares have adopted resolutions approving such amendments, which will only be filed and become effective if all of the conditions to the effectiveness of the SE Agreement are satisfied.

The closing of the transaction is subject to various conditions, most of which have been satisfied as of the date of this Report. While no assurances can be provided, our management anticipates that the transaction will be effective upon the filing of a Statement of Share Exchange and Articles of Exchange with the Florida and Delaware Secretary of State, which is expected to occur in August 2017.

If and when the transaction closes, Grom will become a wholly owned subsidiary of our Company. All of the members of our Board of Directors, who are also the Board of Directors of Grom, will remain and Darren Marks will become our Chief Executive Officer and President and Melvin Leiner will become our Executive Vice President and Secretary. Our current sole officer will become the sole officer of a newly formed wholly owned subsidiary, where our existing LED business will operate if we elect to continue these operations, of which there are no assurances.

Upon completion of the transaction with Grom, we will assume all of Grom’s assets, liabilities and plan of operation. As a result, we will also require additional financing to allow us to fully implement Grom’s anticipated expansion. There can be no assurance that any future financing can be secured on reasonable terms, or at all.

Our current stockholders will be diluted by the issuance of shares of our Common Stock in the transaction and may also be diluted by future issuances of securities and sales of our securities to satisfy our anticipated working capital needs.

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

Under the terms agreement we agreed to pay ForceField Energy Inc., a Nevada corporation, the owner of the assets, $50,000, which was payable in three equal monthly increments of $16,666, commencing on May 15, 2016. As of the date of this Report, we have made partial payments totaling $42,934 and currently owe $7,066 to ForceField.

During 2016, the purchase of Catalyst helped to significantly increase our sales over prior year levels. However, our sales price for the Catalyst products was dependent upon our ability to significantly increase sales in order to generate profit. We were unable to reach this sales threshold..

In addition, based on an impairment analysis we performed at year end, we determined that the $50,000 in intangible assets we recorded when we purchased Catalyst was fully impaired. As a result, we incurred a $50,000 impairment charge for 2016 and wrote off the intangible assets on our balance sheet as of December 31, 2016. The impairment was primarily attributable due to increased competition in the LED industry which made the selling of our products more difficult. Given the level of competition in the LED industry, which is expected to increase in future years, we will more closely examine the prices we pay for future purchases of LED assets should an opportunity materialize.

Our executive offices are located at 2060 NW Boca Raton Blvd, Suite 6, Boca Raton, FL 33431, telephone (561) 997-7270. Our website address is www.illuminationamerica.com.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2017 and 2016

Revenue

During the three-month period ended June 30, 2017, we generated revenues of $8,323, compared to revenues of $492,081 during the three month period ended June 30, 2017, a decrease of $483,758, or 98.3%. This decrease is directly attributable to our discontinuation of offering for sale the Catalyst products as discussed above. While we do have pending orders for our LED products, as of the date of this Report management is considering its options in whether we perpetuate this business due to the pending acquisition of Grom.

Our LED business is based upon bidding and winning new LED contracts. Once an LED project is completed there is very little, if any, opportunity to generate additional revenue from that contract. On March 31, 2017, we decided not to renew the contract of our primary LED salesman who had generated substantially all of our sales during the past twelve months. Although this salesman sold most of our projects, these sales net of costs associated with each of these projects failed to result in profits. Therefore, we do not expect to generate comparable levels of sales in the immediate future. LED projects we typically undertake vary in size and complexity. For example, the number of LED bulbs and fixtures required for an office building may vary from the amount required for a small retail outlet.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix and fluctuations in the cost of purchased products and components and our ability to properly estimate the costs of projects.

Gross margin for the three month periods ended June 30, 2017 and 2016 was 18.0%. If we elect to continue operations in this industry our gross margin will be subject to sometimes significant fluctuation because the amount of mark-up we can take on our products varies from job to job and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating expenses

During the three month period ended June 30, 2017, operating expenses were $124,754, compared to operating expenses of $229,181 incurred during the three month period ended June 30, 2016, a decrease of $104,427, or 45.6%. The principal reasons for the decrease in operating expenses during the three month period ended June 30, 2017 was a decrease of approximately $60,000 in payroll expense, $55,000 of which was paid to the Catalyst LED salesman in the 2016 period compared to zero in the 2017 period; and due to a reduction of approximately $42,000 in professional fees. The professional fees incurred in the three months ended June 30, 2016 related to our efforts to become a trading company in 2016.

Other Income

Since January 1, 2013, we have sub-leased a portion of our office space to a related company, Grom Holdings, Inc., at the rate of $2,000 per month plus miscellaneous additional charges for other office services. For the three-month periods ended June 30, 2017 and June 30, 2016, we recorded $7,020 and $7,408, respectively, in other income related to the lease on our Income Statement in “Other Income Related Party.” Additionally, in the three months ended June 30, 2016 we recorded $7,076 in one-time “other income” related to a 2015 vendor overcharge that wasn’t discovered until the after the completion of our 2015 financial statements.

Net loss

As a result of the above, we, we incurred a net loss of $116,232 during the three-month period ended June 30, 217 ($0.01 per share), compared to a net loss of $132,978 incurred during the three month period ended June 30, 2016 ($0.01 per share).

Comparison of Results of Operations for the six months ended June 30, 2017 and 2016

Revenue

During the six-month period ended June 30, 2017, we generated revenues of $164,068, compared to revenues of $511,858, during the six-month period ended June 30, 2016, a decrease of $347,790, or 67.9%. This decrease is directly attributable to our discontinuation of Catalyst products for sale and the termination of our primary salesperson.

Gross margin

Gross margins for the six-month period ended June 30, 2017 were 27.4%, compared to gross margin of 18.3% of revenue during the same period in 2016 Our gross margin will be subject to sometimes significant fluctuation because the amount of mark-up we can take on our products varies from job to job and are impacted by factors such as market competition, type of fixtures to be installed and the lighting budgets of each client.

Operating expenses

During the six-month period ended June 30, 2017, operating expenses were $303,978: compared to operating expenses of $373,989 incurred during the same period in 2016, a decrease of $70,011, or 18.7%. The principal reason for the decrease in operating expense during this period was a reduction in payroll expenses of approximately $22,000 and $43,000 in professional fees incurred during the six-month period ended June 30, 2017.

Other Income

For the six-month periods ended June 30, 2017 and 2016, we recorded $14,040 and $14,951 in other income related to the sublease arrangement with Grom discussed above. Additionally, during the six month period ended June 30, 2016 we recorded $7,076 in one-time “other income” related to a 2015 vendor overcharge that wasn’t discovered until the after the completion of the 2015 financial statements. No comparable income occurred in the similar period in 2017.

Net loss

As a result of the above, we incurred a net loss of $245,933 during the six-month period ended June 30, 2017 ($0.02 per share), compared to a net loss of $258,366 incurred during the six-month period ended June 30, 2016 ($0.03 per share).

Liquidity and Capital Resources

At June 30, 2017, we had $55,969 in cash.

Net cash used in operating activities was $(361,813) during the six-month period ended June 30, 2017, compared to $(193,930) during the comparable period in 2016. The increase in the cash used during the six months ended June 30, 2016 compared to the same period in 2016 is primarily attributable to a net change in operating assets and liabilities of approximately $181,000.

Cash flows used in investing activities were $-0- during the six months ended June 30, 2017 as compared to $16,667 used for the purchase of intangible assets in 2016.

Cash flows provided by financing activities were $415,375 during the six months ended June 30, 2017 compared to $107,500 in the same period in 2016. All of the cash flows from financing activity in 2017 as described in this Report came from the proceeds of Common Stock sales which have been classified as “Donated Capital” throughout this Report. Proceeds from the issuance of Common Stock in 2016 were $107,500.

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

During the six-month period ended June 30, 2017, we sold 553,833 Units to 8 “accredited” investors at a price of $0.75 per Unit and received aggregate proceeds of $415,375. Each Unit consisted of one share of Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $1.50 per warrant. The proceeds from this Offering have primarily been used to pay for expenses related to our proposed acquisition of Grom. Relevant thereto, Messrs. Marks and Leiner directors of our Company and our principal shareholders, donated an aggregate of 553,833 of their shares back to us to avoid dilution to our remaining shareholders. Under the guidelines of FASB Topic 505-30 “Treasury Stock”, the amount of $415,375 is considered donated capital on the cost basis, and is included in Paid in Capital on our balance sheet.

Historically, we believe that our principal difficulty in our ability to successfully generate profits had been the lack of available capital to operate and expand our business. Due to the growing intense competition in the LED industry we do not believe we can become profitable without a significant infusion of $1.0 - $2.0 million in additional working capital to be utilized to hire a major sale force, scale our business to larger entities and expand our marketing efforts. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future if we elect to remain in this business.

As such, we believe that our best course of action is to acquire another business in another industry. As described through this Report we believe our efforts to acquire Grom will be successful.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our 2016 Form 10-K, Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of June 30, 2017 at reasonable assurance levels.

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

Our Board of Directors has assigned a priority to the short-term improvement of our internal control over financial reporting. In the fourth quarter of 2017, we intend to retain a full time qualified Chief Financial Officer to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six-month period ended June 30, 2017, we sold 553,833 Units to 8 “accredited” investors at a price of $0.75 per Unit and received aggregate proceeds of $415,375. Each Unit consisted of one share of Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $1.50 per warrant. The proceeds from this Offering have primarily been used to pay for expenses related to our proposed acquisition of Grom. Relevant thereto, Messrs. Marks and Leiner directors of our Company and our principal shareholders, donated an aggregate of 553,833 of their shares back to us to avoid dilution to our remaining shareholders. Under the guidelines of FASB Topic 505-30 “Treasury Stock”, the amount of $415,375 is considered donated capital on the cost basis, and is included in Paid in Capital on our balance sheet.

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

ILLUMINATION AMERICA, INC.

Date: August 11, 2017	By:	/s/ Ismael Llera
Ismael Llera
Chief Executive Officer and Chief Financial Officer

