Form 10-Q
period 2017-09-30
Grom Social Enterprises, Inc.
filed 2017-11-20
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-55585

GROM SOCIAL ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Florida	46-5542401
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2060 NW Boca Raton Blvd., #6

Boca Raton, FL, 33431

(Address of principal executive offices)

Registrant’s telephone number, including area code: 561-287-5776

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

As of November 17, 2017, there were 120,951,630 shares of Common Stock, par value $0.001 issued and outstanding.

Grom Social Enterprises

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;

•	the Company’s ability to raise capital to fund a portion of its operations

•	the Company’s ability to monetize its gromsocial.com database of users

•	industry competition

•	the Company’s ability to integrate its acquisitions
•	the inability to attract and retain qualified senior management and technical personnel; and

•	other risks and uncertainties related to the social media, animation services, nutritional products and web filtering services marketplace and our business strategy.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016

F-4	Notes to Interim Unaudited Financial Statements

4

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$712,319	$445,901
Accounts receivable, net	796,013	666,044
Inventory, net	407,389	390,931
Prepaid expenses and other current assets	310,267	144,820
Total current assets	2,225,988	1,647,696
Property and equipment, net	514,392	559,538
Goodwill	10,020,790	8,104,056
Intangible assets, net	5,939,933	6,583,661
Deferred tax assets, net – noncurrent	174,141	165,901
Other assets	64,585	49,023
Total assets	$18,939,829	$17,109,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$624,418	$996,897
Accrued liabilities	1,474,154	1,266,527
Advanced payments and deferred revenues	1,275,617	347,162
Senior secured promissory notes, net – current	3,911,764	–
Related party payables	2,633,486	2,273,710
Income taxes payable	–	30,137
Total current liabilities	9,919,439	4,914,433
Convertible debentures, net of loan discounts	1,087,792	188,317
Senior secured promissory notes, net of loan discounts	–	3,762,961
Contingent purchase consideration	2,294,207	1,931,707
Other noncurrent liabilities	233,167	239,719
Total liabilities	13,534,605	11,037,137

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 120,621,893 and 111,717,533 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	36,888	34,594
Additional paid-in capital	49,136,475	43,758,354
Accumulated earnings (deficit)	(43,688,774)	(37,665,554)
Accumulated other comprehensive income	(79,365)	(54,656)
Total stockholders' equity	5,405,224	6,072,738
Total liabilities and equity	$18,939,829	$17,109,875

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$2,371,776	$1,973,595	$6,021,400	$2,485,453
Cost of goods sold	1,020,745	967,972	2,754,329	1,386,222
Gross margin	1,351,031	1,005,623	3,267,071	1,099,231

Operating expenses:
Depreciation and amortization	282,748	273,152	844,294	312,402
Selling and marketing	88,388	71,277	207,177	225,750
General and administrative	1,755,164	1,168,773	4,106,232	2,552,833
Professional fees	298,698	365,107	1,430,148	1,055,191
Stock based compensation	413,475	3,989,777	2,376,835	6,992,551
Total operating expenses	2,838,473	5,868,086	8,964,686	11,138,727
Income (loss) from operations	(1,487,442)	(4,862,463)	(5,697,615)	(10,039,496)
Other income (expense)
Interest income (expense), net	(322,551)	(315,259)	(530,963)	(581,104)
Other gains (losses)	165,929	(4,968)	205,358	17,201
Total other income (expense)	(156,622)	(320,227)	(325,605)	(563,903)
Income (loss) before income taxes	(1,644,064)	(5,182,690)	(6,023,220)	(10,603,399)
Provision for income taxes (benefit)	–	36,961	–	36,961
Net income (loss)	(1,644,064)	(5,219,651)	(6,023,220)	(10,640,360)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.05)	$(0.05)	$(0.11)

Weighted-average number of common shares outstanding:
Basic and diluted	118,340,249	106,947,587	115,375,325	100,265,623

Comprehensive loss:
Net income (loss)	$(1,644,064)	$(5,219,651)	$(6,023,220)	$(10,640,360)
Foreign currency translation adjustment	(9,639)	(270,542)	(24,709)	(270,542)
Comprehensive income (loss)	$(1,653,703)	$(5,490,193)	$(6,047,929)	$(10,910,902)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities of continuing operations:
Net income (loss)	$(6,023,220)	$(10,640,360)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	844,294	445,874
Amortization of debt discount	141,278	352,508
Common stock issued for financing costs	17,499	–
Common stock issued in exchange for fees and services	956,705	235,250
Deferred taxes	(8,240)	(13,481)
Stock based compensation	2,376,835	6,992,551
Changes in operating assets and liabilities:
Accounts receivable	(129,968)	52,551
Inventory	(16,458)	2,019
Prepaid expenses and other current assets	(197,946)	(34,148)
Other assets	(15,564)	(3,999)
Accounts payable	(279,478)	359,625
Accrued liabilities	207,625	(235,275)
Advanced payments and deferred revenues	406,721	57,204
Income taxes payable and other noncurrent liabilities	(36,689)	2,698
Related party payables	359,777	1,754,628
Net cash provided by (used in) operating activities	(1,396,829)	(672,355)

Cash flows from investing activities:
Cash consideration for acquisition of business	–	(3,500,000)
Purchase of fixed assets	(155,420)	(249,283)
Purchase of intangible assets	–	(156,500)
Net cash provided by (used in) investing activities	(155,420)	(3,905,783)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	–	443,960
Proceeds from donated capital	425,375	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	1,511,000	1,201,000
Proceeds from issuance of convertible debentures	–	2,655,600
Proceeds from issuance of senior, secured promissory notes	32,000	–
Repayments of convertible debentures	(125,000)	–
Repayments of senior, secured promissory notes	–	(250,000)
Net cash provided by (used in) financing activities	1,843,375	4,050,560

Effect of exchange rates on cash and cash equivalents	(24,708)	(270,175)
Net increase (decrease) in cash and cash equivalents	266,418	(797,753)
Cash and cash equivalents at beginning of period	445,901	1,135,187
Cash and cash equivalents at end of period	$712,319	$337,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$–	$4,240,000
Common stock issued related to acquisition of intangible assets	$60,000	$162,500
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$667,332
Common stock issued to reduce accounts payable and other accrued liabilities	$33,000	$150,000
Contingent purchase consideration	$362,500	$3,987,602
Conversion of convertible debentures and accrued interest into common stock	$–	$669,350
Debt issued related to acquisition of a business	$1,000,000	$4,500,000
Discount for beneficial conversion features on convertible debentures	$–	$67,917
Discount for fair value adjustment on promissory notes	$–	$309,049

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Unaudited Financial Statements

For the Three and Nine Month Interim Period Ended September 30, 2017 and 2016

1.	NATURE OF OPERATIONS

Effective August 17, 2017 (the “Effective Date”), Grom Social Enterprises, Inc. (the “Company”, “Grom” “we”, “us” or “our”) a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), consummated the acquisition of Grom Holdings, Inc. (“Grom Holdings”). Pursuant to the terms of the Share Exchange Agreement (“Share Exchange”) that was entered into on May 15, 2017, the Company amended its Articles of Incorporation to increase its authorized capital to 200,000,000 shares of Common Stock, as well as to change its name to “Grom Social Enterprises, Inc.” On the Effective Date, the Company issued an aggregate of 110,853,883 shares of its Common Stock to the Grom Holdings shareholders, pro rata to their respective ownership percentage. Each share of Grom Holdings was exchanged for 4.17 shares of Illumination Common Stock. As a result, the stockholders of Grom Holdings are now stockholders of the Company and own approximately 92% of the Company’s issued and outstanding shares of Common Stock.

As a result of the acquisition of Grom Holdings, Inc. the Company now operates its business through five wholly-owned subsidiaries, including:

•	Grom Social, Inc. (“Grom Social”) incorporated in the State of Florida in March 2012, which operates the Company’s social media network designed for children;
•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, is incorporated in Hong Kong. Its operations are conducted through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc (“Top Draw”, or “TDA”). The group’s principal activities, based in Manila, Philippines, are the production of animated films;
•	Grom Educational Services Inc. (“GES”), formed in February 2017, is a Florida corporation through which the Company operates its NetSpective WebFiltering services that is provided to schools and libraries;
•	Grom Nutritional Services (“GNS”), is a Florida corporation formed in April 2017 through which the Company intends to market and distribute four flavors of a nutritional supplement to children; and
•	Illumination America Lighting (“IAL”), which operates the LED business that was formerly Illumination America, Inc.’s principal business prior to the Grom Holdings acquisition.

Retroactive Application of the Share Exchange Ratio

All references to Common Share totals or values in this Form 10-Q, unless otherwise stated, have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, convertible debentures and officer loans as an interim measure to finance working capital needs, and may continue to raise additional capital through sale of Common Stock or other securities, and obtaining some short-term loans. The Company will be required to continue to so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its Common Stock to maximize working capital, and intends to continue this practice where feasible.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2016 and 2015, as presented in Exhibit 99.1 on the Company’s Form 8-K/A filed on November 2, 2017 with the SEC.

Basis of Presentation

As described above, Illumination and Grom Holdings were under the common control of the CEO, the Executive Vice President and an Independent Director of the Company before and after the date of transfer. As a result, the Company adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under this method, the financial statements of the Company shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the Company shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the nine-month period ended September 30, 2017, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, Illumination, GNS and Illumination America Lighting. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to house the Netspective WebFiltering assets and business which was acquired on January 1, 2017.

GNS which was formed in April 2017, had not recorded any activity through the date of this Report.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

Revenue from the production of animated films is recognized based upon substantial completion and delivery of the Company’s produced animated films on a per episodic basis. Substantial means that the animated films are 100% complete and is usually termed as a “first take”. In certain animation contracts, a certain percentage of the total contract price are withheld by the Company’s client for possible retakes and rejects over the finished products and are not recognized as revenue. A certain percentage of the episode price is required in advance as a down payment upon every inception of the animation of an episode and is initially recorded by the Company as deferred revenue.

Revenue is measured by reference to the fair value of consideration received or receivable by the Company for services provided, excluding value-added tax (VAT), if any, and trade discounts. Cost and expenses are recognized in the consolidated statements of comprehensive income upon utilization of the service or at the date they are incurred.

Revenue from subscription sales are recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer hardware and a service license for a period of use between one year to five years for software and support. The subscriber is billed in full at the time of the sale. The Company immediately recognizes any revenue attributable to the computer hardware as it is non-refundable. The advanced billing for software and service is initially recorded as deferred revenue and subsequently recognized as revenue evenly throughout the subscription period.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

The Company determines the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3
Earnout liability	$–	$–	$2,294,207

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016

Fair value, January 1, 2016	$–
Fair value of contingent consideration issued during the period	3,987,602
Change in fair value	(2,055,895)
Fair value, December 31, 2016	1,931,707
Fair value of contingent consideration issued during the period	362,500
Change in fair value	–
Fair value, September 30, 2017	$2,294,207

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Beneficial Conversion Features

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its Common Stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventory

Materials are recorded at cost, determined using the first-in, first-out method. Work-in-process inventories are valued at the actual cost incurred for a specific project. The cost of work-in-process includes materials, direct labor, other direct costs and related production overheads.

Inventories are measured at the lower of cost or net realizable value. Historically, costs are generally lower in the case of the Company’s inventories since all animation projects are contract based with guaranteed payments from its customers. Materials-in-transit, if any, are stated at invoice cost plus any importation or other incidental charges.

A provision for inventory obsolescence or slow-moving inventory is set-up, if necessary, based on a review of the movement and current condition of raw materials. The Company does not believe that any obsolescence is exists on finished work in process. In the event of a dispute with a client regarding quality or specifications, the Company may incur additional costs because of retakes and editing in an effort to achieve customer satisfaction.

The Company believes that no reserve for obsolete inventory is necessary as of September 30, 2017 and December 31, 2016.

Property and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software and office equipment	1 – 5 years
Machinery and equipment	3 – 5 years
Vehicles	5 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	Lesser of lease term or estimated useful life

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships and non-compete agreements. Their useful lives range from 1.5 to 10 years. The Company’s indefinite-lived intangible assets consist of trade names.

Goodwill and indefinite-lived assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment test prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment at December 31, 2016 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

The Company evaluated the recoverability of its long-lived assets on September 30, 2017 and at December 31, 2016, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Foreign Currency Translation

The functional and reporting currency of TD Holdings and TDAHK is the Hong Kong Dollar. The functional and reporting currency of Top Draw is the Philippine Peso. Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders' equity in the statement of stockholders' equity.

Differences may arise in the amount of bad debt expense, depreciation expense and amortization expense reported in the Company's operating results as compared to the corresponding change in allowance for doubtful accounts, accumulated depreciation and accumulated amortization, respectively, due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2017, and December 31, 2016, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Advertising expenses

Advertising costs are expensed as incurred and included in selling and marketing expenses.

Shipping and handling costs

Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Donated Capital

During the six-month period ended June 30, 2017 two of the Company’s executive officers donated some of their personal shares back to the Company to avoid dilution to the remaining shareholders of the Company. Under the guidelines of FASB Topic 505-30 “Treasury Stock”, the value of the shares was treated as donated capital on the cost basis, and is included in Paid in Capital on the Company’s Balance Sheet as September 30, 2017. No shares were donated during the three-month period ended September 30, 2017.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

3.	ACCOUNTS RECEIVABLE

The following table sets forth the components of the Company’s accounts receivable at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Accounts receivable	$942,983	$813,014
Allowance for doubtful accounts	(146,970)	(146,970)
Total accounts receivable, net	$796,013	$666,044

Effective July 1, 2016, the Company received $1,719,001 in gross accounts receivable in connection with its acquisition of TD Holdings. See Note 6 – Business Combinations. An allowance for bad debts totaling $146,904 was reserved against those trade receivables. As of September 30, 2017 and December 31, 2016, the Company evaluated its outstanding trade receivables and determined that its allowance for bad debts was sufficiently reserved. No bad debt expense was recorded during the nine months ended September 30, 2017 and the year December 31, 2016.

During the nine-month period ended September 30, 2017, the Company had four customers that accounted for 73.3% of consolidated revenues and another five customers that accounted for 74.3% of consolidated accounts receivable. Four of these customers were the same concentration customers for the period ended December 31, 2016.

During the year ended December 31, 2016, the Company had four customers that accounted for 60% revenues and the same four customers that accounted for 73.7% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Prepaid rent	$19,281	$32,500
Prepaid service agreements	181,149	83,690
Other prepaid expenses and current assets	109,837	28,630
Total	$310,267	$144,820

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$1,608,141	$(1,244,604)	363,537	$1,789,070	$(1,430,016)	$359,054
Machinery and equipment	91,050	(82,581)	8,469	561,431	(536,045)	25,386
Vehicles	157,555	(101,586)	55,969	143,395	(83,130)	60,265
Furniture and fixtures	290,154	(266,062)	24,092	297,346	(263,290)	34,056
Leasehold improvements	631,693	(569,368)	62,325	648,443	(567,666)	80,777
Total fixed assets	$2,778,593	$(2,264,201)	$514,392	$3,439,684	$(2,880,146)	$559,538

For the nine-month period ended September 30, 2017 and the year ended December 31, 2016, the Company recorded depreciation expense of $200,566 and $131,132, respectively.

6.	BUSINESS COMBINATIONS

Acquisition of TD Holdings Limited

On February 6, 2016, Grom Holdings entered into a letter of intent to acquire all of the stock of TD Holdings Limited. Grom Holdings issued 417,000 shares of its Common Stock valued at $0.58 per share, or $240,000, in return for a period of exclusivity through May 31, 2016.

On June 20, 2016, Grom Holdings executed a share sale agreement with TD Holdings. Under the terms of the agreement, Grom Holdings paid $12.0 million in consideration including $3.5 million in cash, the issuance of $4.0 million of its Common Stock and the issuance of $4.5 million in 5% senior, secured promissory notes in exchange for all of the equity of TD Holdings. The 7,367,001 shares of Grom Holdings’s Common Stock issued were subject to a twelve-month restrictive period from the date of the transaction closing. The transaction closed effective July 1, 2016.

The Sellers were also entitled to receive $329,644 in post-closing cash payments for the excess working capital, as defined by the agreement, on TD Holdings’ closing balance sheet. These amounts were subject to certain adjustments, and payable on demand after the transaction closing date. As of December 31, 2016, the excess working capital obligation was fully satisfied.

Additionally, the former stockholders will have the opportunity for contingent, earn-out payments of up to $5.0 million if certain revenue and EBITDA thresholds are achieved over the three-year post-closing period. The earn-out payments, if made, shall be payable 25% in cash and 75% in Common Stock. At December 31, 2016, no earn-out thresholds were achieved.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Cash and cash equivalents	$3,500,000
Common stock, 7,367,001 shares of Grom common stock (includes the 417,000 Letter of Intent shares)	4,240,000
Senior, secured promissory notes, net of discount of $309,049	4,190,951
Working capital adjustment payable to sellers	329,644
Contingent purchase consideration	3,987,602
Fair value of total consideration	$16,248,197

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$1,024,424
Accounts receivables	693,406
Inventory	350,769
Prepaid and other assets	148,079
Property and equipment	405,191
Deferred tax assets	180,735
Identifiable intangible assets:
Customer relationships	1,526,282
Non-compete agreements	846,638
Trade name	4,386,247
Financial liabilities:
Accounts payable and accrued liabilities	(465,247)
Advance payments and deferred revenues	(697,752)
Other noncurrent liabilities	(254,631)
Total identifiable net assets	8,144,141
Goodwill	8,104,056
$16,248,197

In estimating the fair value of the Common Stock issued, the Company considered, among other factors, the recent volume and pricing of capital raise activities. The Company valued the Common Stock shares at $0.58 per share, which represents a 26% discount to the most recent issue price prior to the measurement date. The Company believes the discount represents a market participant perspective due to the large block and minimum six month holding period.

In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9.4% and calculated the present value of the $4.0 million promissory note and its related interest to be $3,690,951. As a result, the Company recorded a discount against the promissory notes of $309,049. The discount is being amortized using the effective interest method over the life of the notes. For the year ended December 31, 2016, the Company recorded $72,010 in interest expense related to the note discount. The remaining discount balance at December 31, 2016 was $237,039. For the nine-month period ended September 30, 2017, the Company recorded $108,803 in interest expense related to the note discount. The remaining discount balance at September 30, 2017, was $128,236.

The fair value of the contingent consideration was estimated using a lattice model. The forecast future up and down movements were estimated based on historical EBITDA volatility of 22.2% which includes the years 2013-2015 and the trailing twelve months ended June 30, 2016. The weighted average probability of each scenario was calculated and discounted to present value at the weighted average cost of capital to arrive at $3,987,602.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the value of the potential expanded market opportunity with new customers. The goodwill is not expected to be deductible for tax purposes.

In determining the purchase price allocation, the Company considered, among other factors, how a market participant would likely use the acquired assets. The estimated fair value of intangible assets was based on the income approach. The income approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate, which accounts for the time value of money and the degree of risk inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief-from-royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The “relief-from-royalty” method was used to value the trade names acquired from TD Holdings. The “relief-from-royalty” method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The key assumptions in the prospective cash flows include a 11% compound annual sales growth rate over the five years period subsequent to the acquisition. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names acquired were as follows: royalty rate of 7.0%, discount rate of 13.8%, and a tax rate of 40.0%. The trade names are expected to be used indefinitely and the value includes a terminal value, based on a long-term sustainable growth rate of 2.0%, of the after-tax royalty savings determined using a form of the Gordon Growth model.

The fair value of customer relationships was valued using an income method. Net Operating Profit After Tax (“NOPAT”) per customer is a function of the gross profit margin of the Company, applicable contributory assets (i.e., working capital, fixed capital, work force, brand, IPR&D) charges, and the discount rate reflecting the riskiness of the asset under valuation. NOPAT per customer was used to estimate the value of the customer relationships. The key assumptions used include a revenue attrition rate of 35%, an income tax rate of 40%, and a discount rate of

13.8%.

The “with and without” method was used to value the non-compete agreement which will be amortized over three years. The key assumptions used include an income tax rate of 40%, and a discount rate of 13.8%.

Acquisition of NetSpective Webfiltering

On January 1, 2017, Grom Holdings acquired the assets of Netspective Webfilter, a division of TeleMate.net Software (the “Sellers”). Under the terms of the agreement, Grom Holdings paid $1.0 million in consideration in the form of a $1.0 million redeemable, convertible promissory note. The note bears interest at 0.68% per annum. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the Sellers into Grom’s Common Stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the Sellers, the note may be converted by the Company into shares of Grom’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

The Sellers will have the opportunity for contingent, earn-out payments of up to $362,500 if certain net cash flow thresholds are achieved during the one-year post-closing period. The earn-out payments, if made, shall be payable entirely in common stock.

Consideration Paid:
Cash and cash equivalents	$–
Common stock, 41,700 shares paid with letter of intent	32,500
Senior, secured promissory notes	1,000,000
Contingent purchase consideration	362,500
Fair value of total consideration	$1,395,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial liabilities:
Deferred revenues	(521,735)
Goodwill	1,916,735
$1,395,000

The Company expects to perform a valuation study on this acquisition by December 31, 2017 to determine the level of intangible assets.

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at September 30, 2017 and December 31, 2016:

Balance, January 1, 2016	$–
Acquisition of TD Holdings Limited	8,104,056
Balance, December 31, 2016	$8,104,056
Acquisition of Netspective Webfiltering	1,916,735
Balance, September 30, 2017	$10,020,790

The following table sets forth the components of the Company’s intangible assets at December 31, 2016 and September 30, 2017:

	September 30, 2017				December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.0	$1,526,282	(190,785)	1,335,497	$1,526,282	$(76,314)	$1,449,968
Mobile software applications	2.0	282,500	(205,417)	77,083	282,500	(99,479)	183,021
Noncompete agreements	1.5	846,638	(705,532)	141,106	846,638	(282,213)	564,425
Subtotal		2,655,420	(1,101,734)	1,553,686	2,655,420	(458,006)	2,197,414
Intangible assets not subject to amortization:
Trade names		4,386,247	–	4,386,247	4,386,247	–	4,386,247
Total intangible assets		$7,041,667	$(1,101,734)	$5,939,933	$7,041,667	$(458,006)	$6,583,661

The Company recorded amortization expense for intangible assets subject to amortization of $643,728 for the nine-month period ended September 30, 2017 and $458,006 during the year ended December 31, 2016.

8.	OTHER ASSETS

Other assets are comprised solely of guarantee deposits which are refundable upon termination of contract or delivery of subject matter of the contract. These are initially recorded at cost which is the fair value at the time of transaction and are subsequently measured at amortized cost.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

Executive and employee compensation	843,265	923,986
Interest on convertible debentures and promissory notes	298,837	135,231
Other accrued expenses and liabilities	332,052	207,310
Total accrued liabilities	$1,474,154	$1,266,527

Accrued expenses for both include approximately $138,000 for an estimated compromise settlement relating to tax deductions against supplier invoices in the Philippines at TDA. The Company in accordance with ASC 740-10 has determined that the recording of this amount is required because it is more likely than not that the tax will be assessed.

10.	RELATED PARTY PAYABLES AND DONATED CAPITAL

In January 2016, Dr. Thomas J. Rutherford, a member of the Company’s board of directors, purchased an unsecured, convertible note from Grom Holdings in the principal amount of $200,000. The note bears interest at a rate of 9% per year and is payable semi-annually. In connection with the issuance of the convertible note, Grom issued to Dr. Rutherford 69,501 shares of Common Stock as an inducement to lend. In November 2016, Dr. Rutherford voluntarily converted his note, including inducement costs and accrued interest totaling $23,000, into 309,973 shares of Common Stock.

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. Neither Mr. Marks nor Mr. Leiner have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet.

In February 2017, Dr. Thomas Rutherford, an independent director for both the Company and Grom Holdings, purchased 400,000 Units at a price of $0.75 per Unit offered by the Company as part of a private offering. Each Unit is comprised of one share of the Company’s Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per Warrant. At that time Messrs. Marks and Leiner donated an aggregate of 400,000 of their shares back to the Company to avoid dilution to the remaining shareholders of the Company. See “Note 13. Stockholders Equity,” below.

As of September 30, 2017, and December 31, 2016, the aggregate amount of loans made from the Company’s executive officers through their family trusts were $1,624,351 and 1,301,251, respectively, for Mr. Marks; and $1,009,135 and 972,459, respectively, for Mr. Leiner

Mr. Marks’ son Zach and his wife Sarah are employees of Grom. Their annual salaries are $90,000 and $35,000, respectively. His sons Luke and Jack, and daughter Caroline are also employed by Grom as independent contractors. Their annual fees are $18,000, $7,200 and $15,000, respectively.

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company’s two officers and Zach Marks each voluntarily agreed to defer portion of their salaries. As of September 30, 2017, and December 31, 2016 the group was collectively owed $646,088 and $623,953, respectively, in accrued salaries. See Note 9 – Accounts Payable and Accrued Liabilities.

11.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of retirement benefit costs. The Philippine Republic Act (RA) No. 7641, mandates all private employers to provide retirement benefits to employees who upon reaching the age of sixty years or more, but not beyond sixty-five years, have served at least five years in the said establishment. The amount of retirement benefit was defined as “at least one-half month salary for every year of service, a fraction of at least six months being considered as one whole year”.

The balance of the accrued retirement benefit cost as of September 30, 2017 and December 31, 2016 amounted to $233,167 and $239,719, respectively. No retirement expense was recognized for the year ended December 31, 2016, as the acquired prior period liability still approximates the Company’s retirement obligation.

12.	DEBT

Unsecured, Convertible Debentures

The following tables set forth the components of the Company’s unsecured, convertible debentures as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Principal value of convertible notes	$1,100,000	$225,000
Loan discounts	(12,208)	(36,683)
Total convertible notes, net	$1,087,792	$188,317

On January 1, 2017, the Company issued a three-year 0.68% redeemable convertible note of $1,000,000 in connection with the acquisition of the Netspective Webfiltering assets. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the noteholders into Grom’s common stock at a conversion rate of $3.25 per share. Furthermore, if not previously converted by the noteholders, the note may be converted by the Company into shares of Grom’s common stock at a rate of $2.00 per share commencing on November 1, 2019.

During the nine- month period ended September 30, 2017, the Company did not make any private placements of convertible debt. The Company, upon receiving formal notice from a noteholder, converted $17,500 in accrued interest into 24,434 shares of Common Stock. For the nine month period ended September 30, 2017, the Company recorded $24,475 from the amortization of loan discount described below.

During the year ended December 31, 2016, the Company privately placed a series of unsecured, convertible debentures with accredited investors for gross proceeds of $2,705,600. The debentures carried an interest rate of 9% per annum, payable semiannually in cash, for a two-year term with fixed conversion prices ranging from $0.72 to $0.96 per share if converted within the first year of issuance or fixed conversion prices ranging from $1.20 to $1.44 if converted during the year following issuance.

In connection with the issuance of these convertible debentures, the Company issued to its noteholders an aggregate of 884,244 shares of Common Stock as an inducement to lend. These shares were valued at $667,332, with share prices ranging between $0.72 and $0.96 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible debentures. The remaining debt discount associated with these beneficial conversion features was $32,620 as of December 31, 2016. The related amortization expense was $215,427 for the year ended December 31, 2016.

All of the convertible debentures were analyzed at the time of their issuance for a beneficial conversion feature. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and were determined to aggregate $67,917. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discount associated with these beneficial conversion features was $4,063 as of December 31, 2016. The related amortization expense was $22,891 for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company converted, upon receiving formal notices from its noteholders, $2,480,600 in note principal, plus inducement costs and accrued interest totaling $233,029, into 3,771,928 shares of common stock. As a result of the conversions, the Company wrote off the corresponding unamortized loan discounts totaling $460,248 as a charge to interest expense.

At December 31, 2016, the number of shares of Common Stock underlying these convertible debentures totaled 312,750 shares.

The Company has analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply.

Senior, Secured Promissory Notes

The following tables set forth the components of the Company’s senior, secured promissory notes at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Principal value of promissory notes	$4,040,000	$4,000,000
Loan discounts	(128,236)	(237,039)
Total promissory notes, net	$3,911,764	$3,762,961

On May 11, 2017, the Company issued a promissory note to an accredited investor. The note totaled $40,000 in principal, with an original issuance discount (“OID”) of 20.0%, or $8,000. The note bears interest at a rate of 10.0% per annum, and is payable in full upon maturity on May 11, 2018.

At October 1, 2016, Grom owed $250,000 in principal on the second note to the former shareholders of TD Holdings. The Company negotiated an extension of terms through December 31, 2016 in exchange for 41,700 shares of Grom Common Stock. These shares were valued at $32,500, or $0.78 per share, and recorded as interest expense in the Company’s consolidated financial statements. This promissory note obligation was fully satisfied as of December 31, 2016.

On July 1, 2016, the Company issued a secured promissory note to the shareholders of TD Holdings in connection with the closing of the TD Holdings acquisition. The note totaled $500,000, bears interest at 5.0% per annum and is due on the earlier of (i) October 1, 2016 or (ii) the date on which the Company successfully completes a qualified initial public offering as defined in the agreement. The note is also collateralized by all of the assets of TD Holdings.

On June 20, 2016, the Company issued a secured promissory note to the shareholders of TD Holdings in connection with the share sale agreement. The note totaled $4.0 million, bears interest at 5.0% per annum and is due on the earlier of (i) June 20, 2018 or (ii) the date on which the Company successfully completes a qualified initial public offering as defined in the agreement. The note is collateralized by all of the assets of TD Holdings.

Maturities of the Company’s borrowings for each of the next five years are as follows:

2017	$–
2018	$4,265,000
2019	$1,000,000
2020	$–
2021	$–

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock at a par value of $0.001. No shares of Preferred Stock were issued and outstanding as of either September 30, 2017 or December 31, 2016.

Common Stock

The Company is authorized to issue 200,000,000 shares of Common Stock at a par value of $0.001 and had 120,621,893 and 111,717,533 shares of Common Stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

Common Stock Issued and Warrants Exercised in Private Placements

During the nine-month period ended September 30, 2017, the Company issued 6,300,870 shares of Common Stock for proceeds of $1,511,000 under a series of stock warrant exercises with a share price of $0.24 per share.

During the year ended December 31, 2016, the Company issued 5,216,670 shares of Common Stock for proceeds of $1,251,000 under a series of stock warrant exercises with a share price of $0.24 per share.

During the nine-month period ended September 30, 2017, the Company sold 566,667 Units to 9 “accredited” investors at a price of $0.75 per Unit and received aggregate proceeds of $425,375. Each Unit consisted of one share of Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $1.50 per warrant. The proceeds from this Offering were used primarily to pay for expenses related to the Grom acquisition. Messrs. Marks and Leiner donated an aggregate of 566,667 of their shares back to the Company to avoid dilution to the remaining shareholders of the Company. Under the guidelines of FASB Topic 505-30 “Treasury Stock”, the amount of $424,375 is considered “Donated” Capital on the cost basis, and is included in Paid in Capital on the Company’s balance sheet.

During the year ended December 31, 2016, the Company issued 651,731 shares of Common Stock for proceeds of $507,576 under a series of private placement equity offerings with share prices ranging between $0.72 and $0.78 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the nine-month period ended September 30, 2017, the Company issued 851,931 shares of Common Stock with a fair market value of $663,975 to employees, officers and directors in lieu of cash payment. Additionally, the Company issued 1,597,965 shares of Common Stock with a fair value of $956,705 to consultants and other professionals in lieu of cash payments.

During the year ended December 31, 2016, the Company issued 593,030 shares of Common Stock with a fair market value of $382,225 to consultants and other professionals in lieu of cash payments.

Each share issuance made in exchange for services was valued based upon the private placement offering price of the Company’s Common Stock in place on its respective date of award.

Common Stock Issued In lieu of Cash for Loans Payable and Other Accrued Obligations

During the nine months ended September 30, 2017, the Company issued 45,870 shares of Common Stock with a fair market value of $33,000 to satisfy loans payable and other accrued obligations.

During the year ended December 31, 2016, the Company issued 521,250 shares of Common Stock with a fair market value of $150,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Amendment of Terms of a Promissory Note

At October 1, 2016, Grom Holdings owed $250,000 in past due principal on a promissory note to the former shareholders of TD Holdings. Grom Holdings negotiated an extension of terms through December 31, 2016 in exchange for 41,700 shares of Grom Common Stock. These shares were valued at $32,500, or $0.78 per share, and recorded as interest expense in the Company’s consolidated financial statements. See Note 12 – Debt.

Common Stock Issued in Connection with the Issuance of Convertible Debentures

During the year ended December 31, 2016, the Company issued 884,244 shares of Common Stock with a fair market value of $667,332 to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes. The fair value of the shares was recorded as interest expense in the Company’s consolidated financial statements. See Note 12 – Debt.

Common Stock Issued in the Acquisition of a Business

On July 1, 2016, the Company issued 7,617,201 shares of its Common Stock valued at approximately $0.58 per share, or $4,435,000, in connection with its acquisition of TD Holdings. See Note 6 – Business Combinations.

Common Stock Issued in the Acquisition of Intangible Assets

On August 26, 2016, the Company issued 208,500 shares of its common stock valued at $0.78 per share, or $162,500, in connection with its acquisition of the MamaBear mobile software application from GeoWaggle LLC.

Conversion of Convertible Debentures and Accrued Interest into Common Stock

During the year ended December 31, 2016, the Company converted, upon receiving formal instructions from its noteholders, $2,480,600 in note principal, plus inducement costs and accrued interest of $233,029, into 3,771,928 shares of common stock. See Note 12 – Debt.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at September 30, 2017 and December 31, 2016. All stock warrants are exercisable for a period of approximately five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Avg. Remaining Contractual Life (Yrs)
Balance January 1, 2017	7,351,699	$0.26	0.75
Warrants issued	567,166	$1.50	2.25
Less : Warrants exercised	(7,107,765)	$0.24
Warrants forfeited	(29,190)	$0.24
Balance September 30, 2017	781,910	$1.36	2.63

Dissolution of Noncontrolling Interest

In January 2013, Grom Social entered into a series of transactions with an accredited investor Falcon 7 ("Falcon") pursuant to which Grom Social and Falcon created a Delaware limited liability named Grom Social, LLC (“Grom LLC”). Grom Social contributed substantially all of its assets, trademarks, intellectual property to Grom LLC and received a 76% interest in Grom LLC. Falcon contributed $1,700,000 to Grom LLC and received a 24% stake in Grom LLC. Grom LLC granted Grom Social exclusive rights to use the contributed assets in perpetuity in return for a maximum of 24% of the future accumulated net income derived by Grom Social to commercialize the Grom LLC concept.

In May 2015, Grom Social and Falcon agreed dissolve the arrangement whereby Falcon exchanged its 24% ownership interest in Grom LLC for an equivalent ownership position in Grom Social on a tax-free basis. In order to facilitate the transaction, Grom Social reorganized its corporate structure by forming a Delaware holding company, Grom Holdings, Inc., whereby Grom Social and Grom LLC became wholly-owned subsidiaries. Grom Social shareholders approved the merger on April 22, 2015 and the transaction was finalized in June 2015.

Under the terms of the merger, Grom Social shareholders became GHI shareholders with each share of Grom exchanged for one share of GHI. In addition, Falcon received 12,019,608 shares of GHI for its 24% interest in Grom LLC. The entire transaction was structured to qualify as a 351(a) tax free exchange. As a result, Grom recorded a loss on dissolution of a noncontrolling interest of $5,767,834. This amount is included as a component of Other Income (Expense) in the Company’s consolidated financial statements.

14.	COMMITMENTS AND CONTINGENCIES

Grom leases its principal offices in Boca Raton, Florida, at an annual base cost of approximately $33,168. The lease expires in October 31, 2018.

TD Holdings leases its principal offices in Manila, Philippines at an annual base cost of approximately $151,000. The lease is for a five-year term expiring on December 31, 2019. Lease payments escalate by 5% commencing in the second year. Further, the lease contract provides a renewal option that gives TD Holdings the right to extend the lease period on terms mutually agreed upon with the lessor.

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

Overview

Acquisition of Grom Holdings, Inc.

Effective August 17, 2017 (the “Effective Date”), Grom Social Enterprises, Inc. (the “Company”, “Grom” “we”, “us”) A Florida corporation f/k/a Illumination America, Inc., consummated the acquisition of Grom Holdings, Inc. (“Grom Holdings”). Pursuant to the terms of the Share Exchange, the Company amended its Articles of Incorporation to increase its capitalization to 200,000,000 shares of Common Stock authorized, as well as to change its name to “Grom Social Enterprises, Inc.” On the Effective Date, the Company issued an aggregate of 110,853,883 shares of its Common Stock to the Grom Holdings shareholders, pro rata to their respective ownership. Each share of Grom Holdings was exchanged for 4.17 shares of Illumination Common Stock. As a result, the stockholders of Grom Holdings are now stockholders of the Company; and the Grom shareholders own approximately 92% of our issued and outstanding shares of Common Stock.

As a result of the acquisition of Grom Holdings, Inc. the Company now operates its business through five wholly-owned subsidiaries, including:

•	Grom Social which operates the Company’s social media network designed for children;
•	TD Holdings whose operations are conducted through its subsidiary companies, Top Draw Animation Hong Kong and Top Draw Animation, Inc. TD Holdings principal activities, based in Manila, Philippines, are the production of animated films;
•	Grom Educational Services which the Company operates its NetSpective WebFiltering services that is provided to schools and libraries;
•	Grom Nutritional Services through which the Company intends to market and distribute four flavors of a nutritional supplement to children, and
•	Illumination America Lighting, which operates the LED business that was Illumination America, Inc.’s principal business prior to the Grom Holdings acquisition.

As described above, Illumination America, Inc. and Grom Holdings were under the common control of our current CEO and Executive Vice President before and after the date of transfer. As a result, we adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under this method, our financial statements shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, we shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for prior years have also be retrospectively adjusted to furnish comparative information.

To summarize, the consolidated balance sheet presented at December 31, 2016 includes Illumination America and Grom Holdings which includes the activities of TD Holdings and Grom Social.

Results of operations for the three and nine months ended September 31, 2017, include the operations of Grom Social Enterprises and its five wholly owned subsidiaries for period January 1, 2017 through September 30, 2017. Results of operations for the three and nine-month periods ended September 30, 2016 include the operations of Grom Social Enterprises and its three-wholly owned subsidiaries, Grom Social, TD Holdings and Illumination America. 2016 operation exclude Grom Educational Services and Grom Nutritional Services since they were formed in 2017.

Operations at IAL

Since the acquisition of Grom Holdings on August 17, 2017, we have shifted our focus away from our lighting business at IAL to focus on the businesses of our primary subsidiaries. We continue to operate our lighting business on a limited basis. We believe that there may be some opportunities where we can generate a profit by acting as a “middle man” by ordering product and overseeing the logistics of a lighting installation. We are however not incurring any expenses to locate these potential opportunities.

Retroactive Application of the Share Exchange Ratio

All references to Common Share totals or values in this Form 10-Q, unless otherwise stated have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

Our executive offices are located at 2060 NW Boca Raton Blvd, Suite 6, Boca Raton, FL 33431, telephone (561)-287-5776. Our website address is www.gromsocial.com.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2017 and 2016

Revenue

During the three-month period ended September 30, 2017, we generated revenues of $2,371,776, compared to revenues of $1,973,595 during the three-month period ended September 30, 2016, an increase of $398,191, or 20.2%. This increase is primarily attributable to (1) the inclusion of $195,313 in revenue from web filtering at GES which was acquired on January 1, 2017, compared to zero in the comparable period in the prior year; (2) an increase of $115,494 in revenue at TDA, and (3) an increase of $82,371 in revenue at IAL. Subscription and advertising revenue generated by our gromsocial.com website and from our MamaBear safety application for the three-month period ended September 30, 2017, were nominal.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by subsidiary. Margins at our largest subsidiary, TDA are approximately 45-55%, margins for our web filtering revenues are typically in the 75-78% range, and margins at our lighting business have historically been between 12-18% Additionally, margins within subsidiary vary from quarter to quarter and from year to year due to the nature of the business of each subsidiary. Therefore, our consolidated blended gross margin will be subject to significant fluctuation form period to period until we increase our revenue to higher levels. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the three-month periods ended September 30, 2017 and 2016 was 57.0% and 51.0%, respectively. The increase in gross margin for the three months ended September 30, 2017 compared to the same three-month period ended September 30, 2016, is primarily attributable to the inclusion of gross margins from our web filtering division.

Operating expenses

During the three-month period ended September 30, 2017, operating expenses were $2,838,473 compared to operating expenses of $5,868,086 incurred during the three-month period ended September 30, 2016, a decrease of 3,029,613 or 51.6%. The principal reasons for the decrease in operating expenses during the three-month period ended September 30, 2017 was primarily attributable to a decrease in stock based compensation from $3,989,777 in 2016 to $413,475 in the same period in 2017, or a decrease of $3,576,302 compared to the same period in 2016; offset by an increase in G&A expenses in the three-month period ended September 30, 2017 from $1,755,164 compared to $1,168,773 during the same period in 2016.

This increase in general and administrative expenses of $586,391 in the 2017 period compared to the 2016 period is primarily attributable to the inclusion of $283,558 in expenses for our web filtering division compared to zero in the prior period, and an increase of $393,919 in expenses at TDA. The increase in expenses at TDA are attributable to expenses incurred for payroll and facilities to expand operations in anticipation of higher revenues at TDA in 2018.

Interest Expense

Interest expense is comprised of cash interest payable on the Company’s 5% $4,000,000 Note due to the Sellers of TD Holdings, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $332,551 for the nine-month period ended September 30, 2017 and relatively unchanged compared to $315,259 during the same period ended September 30, 2016.

Other Income

Other income was $165,929 for the three months ended September 30, 2017 compared to other loss of $4,968. The increase in other income is attributable to royalty income at TDA on film projects. These royalties are not expected to occur at current levels in future period.

Net loss

As a result of the above, we incurred a net loss of $(1,644,064) during the three-month period ended September 30, 2017 ($0.01 per share), compared to a net loss of $(5,219,651) or $(0.05) per share incurred during the three-month period ended September 30, 2016.

Comparison of Results of Operations for the nine months ended September 30, 2017 and 2016

Revenue

During the nine-month period ended September 30, 2017, we generated revenues of $6,021,400 compared to revenues of $2,485,453 during the nine-month period ended September 30, 2016, an increase of $3,535,947, or 142.3%. This increase is attributable to the inclusion of nine months of revenue of $4,991,798 for TDA in 2017 compared to three months in 2016 of $1,877,703 since TDH was acquired on July 1, 2016, the inclusion of $674,569 of web filtering revenues at GES compared to zero in the prior period in 2016, offset by a decline of $265,419 in lighting revenue at IAL. We are currently working on plans to monetize our Grom Social database of approximately twelve million children, parents and guardians in 2018 by generating advertising, merchandising and subscription revenue. There can be no assurance we will be successful in generating revenue from the Grom Social database.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by subsidiary. Margins at our largest subsidiary, TDA are approximately 45-55%, margins for our web filtering revenues are typically in the 75-78% range, and margins at our lighting business have historically been between 12-18% Additionally, margins within subsidiary vary from quarter to quarter and from year to year due to the nature of the business of each subsidiary. Therefore, our consolidated blended gross margin will be subject to significant fluctuation form period to period until we increase our revenue to higher levels. Additionally current gross margins percentages may not be indicative of future gross margin performance

Gross margin for the nine-month periods ended September 30, 2017 and 2016 were 54.3% and 44.2%, respectively. The increase in gross margin is primarily attribute to the inclusion of gross margins from our web filtering division compared to zero in 2016, and nine months of gross margins at TDA in 2017 compared to three months in the 2016 period.

Operating expenses

During the three-month period ended September 30, 2017, operating expenses were $8,964,686 compared to operating expenses of $11,138,727 incurred during the three-month period ended September 30, 2016, a decrease of $2,174,041 or 19.5% The principal reasons for the decrease in operating expenses during the three-month period ended September 30, 2017 was primarily attributable to a decrease in stock based compensation from $6,992,551 in 2016 to $2,376,835 in the same period in 2017, or a decrease of $4,615,716 compared to the same period in 2016; offset by an increase in G&A expenses in the nine month period ended September 30, 2017 from $4,106,232 compared to $2,552,833 compared to the same period in 2016. This increase is primarily attributable to the inclusion of $597,867 in administrative expenses at our web filtering division in 2017 compared to zero in 2016, and an increase of $1,192,088 in expenses at TDA due to the inclusion of nine months of activity at TDA in 2017 compared to three months during 2016.

Interest Expense

Interest expense is comprised of cash interest payable on the Company’s 5% $4,000,000 Note due to the Sellers of TDA, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $530,963 for the nine-month period ended September 30, 2017 compared to $581,104 during the same period ended September 30, 2016. The decrease is attributable to a reduction in interest expense related to convertible notes.

Other Income

Other income was $205,358 for the three months ended September 30, 2017 compared to other income of $17,201. The increase in other income is attributable to royalty income at TDA on film projects. These royalties are not expected to occur at current levels in future period.

Net loss

As a result of the above, we incurred a net loss of $6,023,220 during the nine-month period ended September 30, 2017 ($0.05 per share), compared to a net loss of $(10,640,360) or $(0.11) per share incurred during the nine-month period ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, we had $712,319 in cash.

During the nine-month period ended September 30, 2017 net cash used in operating activities was $1,396,829 compared to a net cash used of $672,355 during the same nine-month period in 2016. The increase of $724,473 in net cash is primarily attributable to a decrease of $1,657,282 in changes in operating assets and liabilities, offset by a decrease in cash operating losses, net in 2017 of approximately 928,000.

Net cash used in investing activities decreased from $3,905,783 for the nine-month period ended September 30, 2016 to 155,420 during the nine-month period ended September 30, 2017. The decrease is primarily attributable to acquisition activity in 2016 where the Company invested $3,500,000 to acquire TDA.

Net cash provided by financing activities was $4,050,560 for the nine-month period ended September 30, 2016 compared to $1,843,375 for the same nine-month period ended September 30, 2016. The decrease in financing activities of approximately $2,207,185 is due to a reduction of $2,655,600 in the issuance of convertible debenture for 2016 to 2017 offset by $425,375 in donated capital provided by the sale of our executive officer’s stock donated to the company.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred annual losses since inception and expect we may have incur additional losses in future periods. Additionally, as of September 30, 2017 excluding related party payables to our officers and principal shareholders which are not anticipated to be paid for the foreseeable future, we had a working capital deficit of $5,059,965.

We currently have a consolidated cash operating loss of approximately $125,000. In order to fund our operations we believe we will be required to raise approximately $1.5 million. As of the date of this report we have no commitment from any investment banker or other traditional funding sources and, while we have had discussions with various potential funding sources, we have no definitive agreement with any third party to provide us with financing, either debt or equity. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

In addition, we have started discussions with potential lenders to refinance the $4.0 million Seller’s Note maturing on July 11, 2018 applicable to the acquisition of TH Holdings. While we are optimistic that we will obtain this additional debt financing in a timely manner, as of the date of this report we have no agreement with any third party to provide us with this financing and there are no assurances that we will reach an agreement with any third party to provide us with the same. The failure to obtain this debt financing in a timely fashion will have a significant, negative impact upon our business and future operations.

We expect to reduce our monthly cash operating loss through improved profitability. There can be no assurance we will be successful. Historically we have successfully funded our losses through equity issuances, debt issuance and through officer loans. We expect to be able to continue to fund our operating losses in a similar manner and believe that we can secure capital on reasonable terms although there can be no assurances.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at reasonable assurance levels.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-month period ended September 30, 2017, we sold 567,166 Units to 9 “accredited” investors at a price of $0.75 per Unit and received aggregate proceeds of $425,375. Each Unit consisted of one share of Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $1.50 per warrant. The proceeds from this Offering were primarily been used to pay for expenses related to our acquisition of Grom Holdings. Relevant thereto, Messrs. Marks and Leiner directors of our Company and our principal shareholders, donated an aggregate of 567,166 of their shares back to us to avoid dilution to our remaining shareholders. Under the guidelines of FASB Topic 505-30 “Treasury Stock”, the amount of $425,375 is considered donated capital on the cost basis, and is included in Paid in Capital on our balance sheet.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2017	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer

