Form 10-Q/A
period 2017-09-30
Grom Social Enterprises, Inc.
filed 2018-02-20
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Grom Social Enterprises, Inc. (the “Company”) is filing Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2017 (“Amendment No. 1”) to amend its Quarterly Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2017 (the “Original Quarter Report”) to amend and restate its financial statements for the three and nine-months ended September 30, 2017. In the Original Quarter Filing, the Company’s financial statements were prepared in accordance with the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control, to apply a method similar to the pooling-of-interests method to account for the transactions consummated pursuant to the Share Exchange Agreement entered into on May 15, 2017.

After further review, the Company deemed the transfer of net assets to be a reverse acquisition in accordance with FASB ASC 805-40, "Reverse Acquisitions". The legal acquirer is Illumination America, Inc. and the legal acquiree is Grom Holdings, Inc. However, the transaction was accounted for as a recapitalization effected by a share exchange, wherein Grom Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The purpose of this Amendment No. 1 is to restate the financial statements and to modify and update all other associated disclosures in the Original Quarterly Report. Amendment No. 1 continues to speak as of the date of the Original Quarterly Report, and except as noted above, the Company has not otherwise updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Quarterly Report. Accordingly, Amendment No. 1 should be read in conjunction with the Original Quarterly Report.

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Amendment No. 1.

2

GROM SOCIAL ENTERPRISES, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

3

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q/A. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q/A and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q/A.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016

F-4	Notes to Interim Unaudited Financial Statements

5

GROM SOCIAL ENTERPRISES, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$712,319	$443,494
Accounts receivable, net	796,013	550,145
Inventory	407,389	390,931
Prepaid expenses and other current assets	310,267	142,208
Total current assets	2,225,988	1,526,778
Property and equipment, net	514,392	559,538
Goodwill	10,020,790	8,104,056
Intangible assets, net	5,939,933	6,583,661
Deferred tax assets, net -- noncurrent	174,141	165,901
Other assets	64,585	45,704
Total assets	$18,939,829	$16,985,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$624,418	$771,870
Accrued liabilities	1,474,154	1,149,672
Advanced payments and deferred revenues	1,275,617	347,162
Senior secured promissory notes, net -- current	3,911,764	–
Related party payables	2,633,486	2,119,263
Income taxes payable	–	30,137
Total current liabilities	9,919,439	4,418,104
Convertible debentures, net of loan discounts	1,087,792	188,317
Senior secured promissory notes, net of loan discounts	–	3,762,961
Contingent purchase consideration	2,294,207	1,931,707
Other noncurrent liabilities	233,167	239,719
Total liabilities	13,534,605	10,540,808

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 120,621,893 and 101,452,789 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	120,622	101,454
Additional paid-in capital	45,907,035	41,195,941
Accumulated deficit	(40,543,068)	(34,797,909)
Accumulated other comprehensive income	(79,365)	(54,656)
Total stockholders' equity	5,405,224	6,444,830
Total liabilities and equity	$18,939,829	$16,985,638

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Restated)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$2,194,275	$1,878,465	$5,679,831	$1,878,465
Cost of goods sold	877,147	912,875	2,491,521	912,875
Gross margin	1,317,128	965,590	3,188,310	965,590
Operating expenses:
Depreciation and amortization	282,748	273,152	844,294	312,402
Selling and marketing	88,388	70,658	201,359	211,726
General and administrative	1,723,103	1,047,430	3,880,628	2,219,615
Professional fees	277,918	305,479	1,305,579	846,868
Stock based compensation	413,475	3,989,777	2,376,835	6,992,551
Total operating expenses	2,785,632	5,686,496	8,608,695	10,583,162
Income (loss) from operations	(1,468,504)	(4,720,906)	(5,420,385)	(9,617,572)
Other income (expense)
Interest income (expense), net	(322,551)	(315,108)	(530,132)	(580,938)
Other gains (losses)	179,969	17,058	205,358	17,201
Total other income (expense)	(142,582)	(298,050)	(324,774)	(563,737)
Income (loss) before income taxes	(1,611,086)	(5,018,956)	(5,745,159)	(10,181,309)
Provision for income taxes (benefit)	–	36,961	–	36,961
Net income (loss)	(1,611,086)	(5,055,917)	(5,745,159)	(10,218,270)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.05)	$(0.05)	$(0.11)

Weighted-average number of common shares outstanding:
Basic and diluted	111,380,009	96,829,137	106,119,177	91,122,598

Comprehensive loss:
Net income (loss)	$(1,611,086)	$(5,055,917)	$(5,745,159)	$(10,218,270)
Foreign currency translation adjustment	(24,709)	(270,542)	(24,709)	(270,542)
Comprehensive income (loss)	$(1,635,795)	$(5,326,459)	$(5,769,868)	$(10,488,812)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
	(Restated)	(Restated)
Cash flows from operating activities of continuing operations:
Net income (loss)	$(5,745,159)	$(10,218,270)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	844,294	445,874
Amortization of debt discount	141,278	352,508
Common stock issued for financing costs	17,499	–
Common stock issued in exchange for fees and services	956,705	235,250
Deferred taxes	(8,240)	(13,481)
Stock based compensation	2,376,835	6,992,551
Changes in operating assets and liabilities:
Accounts receivable	(245,867)	59,092
Inventory	(16,458)	2,019
Prepaid expenses and other current assets	(200,558)	(38,516)
Other assets	(18,882)	(3,999)
Accounts payable	(74,775)	140,037
Accrued liabilities	318,547	(287,497)
Advanced payments and deferred revenues	406,721	57,204
Income taxes payable and other noncurrent liabilities	(36,689)	2,698
Related party payables	315,520	1,660,551
Net cash provided by (used in) operating activities	(969,229)	(613,979)

Cash flows from investing activities:
Cash consideration for acquisition of business	–	(3,500,000)
Cash acquired in acquisition of business	182	1,024,424
Purchase of fixed assets	(155,420)	(249,283)
Net cash provided by (used in) financing activities	(155,238)	(2,724,859)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	–	336,827
Proceeds from exercise of common stock purchase warrants, net of issuance costs	1,511,000	1,201,000
Proceeds from issuance of convertible debentures	–	2,655,600
Proceeds from issuance of senior, secured promissory notes	32,000	–
Repayments of convertible debentures	(125,000)	–
Repayments of loans payable	–	(250,000)
Net cash provided by (used in) financing activities	1,418,000	3,943,427

Effect of exchange rates on cash and cash equivalents	(24,708)	(270,274)
Net increase (decrease) in cash and cash equivalents	268,825	334,315
Cash and cash equivalents at beginning of period	443,494	3,090
Cash and cash equivalents at end of period	$712,319	$337,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$–	$4,240,000
Common stock issued related to acquisition of intangible assets	$60,000	$162,500
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$667,332
Common stock issued to reduce accounts payable and other accrued liabilities	$33,000	$150,000
Contingent purchase consideration	$362,500	$3,987,602
Conversion of convertible debentures and accrued interest into common stock	$–	$669,350
Debt issued related to acquisition of a business	$1,000,000	$4,500,000
Discount for beneficial conversion features on convertible debentures	$–	$67,917
Discount for fair value adjustment on promissory notes	$–	$309,049

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Unaudited Financial Statements

For the Three and Nine Month Interim Period Ended September 30, 2017 and 2016

1.	NATURE OF OPERATIONS

Effective August 17, 2017, Grom Social Enterprises, Inc. (“Grom” or the “Company), a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), consummated the acquisition of Grom Holdings, Inc. (“Grom Holdings”). Pursuant to the terms of the share exchange agreement dated May 15, 2017, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock, as well as to change its name to “Grom Social Enterprises, Inc.” Further, the Company issued an aggregate of 110,853,883 shares of its common stock to the Grom Holdings’ shareholders, pro rata to their respective ownership percentage. Each share of Grom Holdings was exchanged for 4.17 shares of Illumination’s common stock. As a result, the stockholders of Grom Holdings are now stockholders of the Company and own approximately 92% of the Company’s issued and outstanding shares of common stock.

The acquisition was deemed a reverse acquisition in accordance with FASB ASC 805-40, "Reverse Acquisitions". The legal acquirer is Illumination and the legal acquiree is Grom Holdings. However, the transaction was accounted for as a recapitalization effected by a share exchange, wherein Grom Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The Company now operates its business through five wholly-owned subsidiaries, including:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida in March 2012, which operates a social media network designed for children;

•	TD Holdings Limited (“TD Holdings”), incorporated in Hong Kong, and its subsidiary companies, Top Draw Animation Hong Kong Limited and Top Draw Animation, Inc. The group’s principal activities, based in Manila, Philippines, are the production of animated films;

•	Grom Educational Services Inc. (“GES”), incorporated in the State of Florida in February 2017, which operates its NetSpective WebFiltering services that are provided to schools and libraries;

•	Grom Nutritional Services (“GNS”), incorporated in the State of Florida in April 2017, which was established to market and distribute a product line of nutritional supplement beverages formulated for children; and

•	Illumination America Lighting (“IAL”), which operates the lighting distribution business that was formerly Illumination America, Inc.’s principal business prior to the Grom Holdings acquisition.

Retroactive Application of the Share Exchange Ratio

All references to common share totals or values in the accompanying consolidated financial statements, unless otherwise stated, have been retroactively adjusted to reflect a share exchange ratio of 4.17 pursuant to the terms of the share exchange agreement dated May 15, 2017 described above.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the nine-month period ended September 30, 2017, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, GNS and IAL. All intercompany accounts and transactions are eliminated in consolidation.

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

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity”.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

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

The Company believes that no write-down for obsolete inventory is necessary as of September 30, 2017 and December 31, 2016.

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

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

Foreign Currency Translation

The functional and reporting currency of TD Holdings and TDAHK is the Hong Kong Dollar. The functional and reporting currency of Top Draw is the Philippine Peso. Management has adopted FASB ASC 830, “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Comprehensive Gain or Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2017, and December 31, 2016, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

3.	ACCOUNTS RECEIVABLE

The following table sets forth the components of the Company’s accounts receivable at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Accounts receivable	$942,983	$697,115
Allowance for doubtful accounts	(146,970)	(146,970)
Total accounts receivable, net	$796,013	$550,145

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

During the nine-month period ended September 30, 2017, the Company had four customers that accounted for 77.7% of consolidated revenues and another five customers that accounted for 74.3% of consolidated accounts receivable. Four of these customers were the same concentration customers for the period ended December 31, 2016.

During the year ended December 31, 2016, the Company had four customers that accounted for 69.8% revenues and the same four customers that accounted for 89.2% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Prepaid rent	$19,281	$32,500
Prepaid service agreements	181,149	83,690
Other prepaid expenses and current assets	109,837	26,018
Total	$310,267	$142,208

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$1,608,141	$(1,244,604)	363,537	$1,789,070	$(1,430,016)	$359,054
Machinery and equipment	91,050	(82,581)	8,469	561,431	(536,045)	25,386
Vehicles	157,555	(101,586)	55,969	143,395	(83,130)	60,265
Furniture and fixtures	290,154	(266,062)	24,092	297,346	(263,290)	34,056
Leasehold improvements	631,693	(569,368)	62,325	648,443	(567,666)	80,777
Total fixed assets	$2,778,593	$(2,264,201)	$514,392	$3,439,685	$(2,880,147)	$559,538

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

The following table sets forth the components of the Company’s intangible assets at September 30, 2017 and December 31, 2016:

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

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

Executive and employee compensation	843,265	815,480
Interest on convertible debentures and promissory notes	298,837	126,882
Other accrued expenses and liabilities	332,052	207,310
Total accrued liabilities	$1,474,154	$1,149,672

Accrued expenses include approximately $138,000 for an estimated compromise settlement relating to tax deductions against supplier invoices in the Philippines at TDA. The Company, in accordance with ASC 740-10, has determined that the recording of this amount is required because it is more likely than not that the tax will be assessed.

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

The balance of the accrued retirement benefit cost, as of September 30, 2017 and December 31, 2016, amounted to $233,167 and $239,719, respectively. No retirement expense was recognized for the year ended December 31, 2016, as the acquired prior period liability still approximates the Company’s retirement obligation.

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

During the nine- month period ended September 30, 2017, the Company did not make any private placements of convertible debt. The Company, upon receiving formal notice from a noteholder, converted $17,500 in accrued interest into 24,434 shares of common stock. For the nine-month period ended September 30, 2017, the Company recorded $24,475 from the amortization of loan discount described below.

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

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 and had 120,621,893 and 101,452,789 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

During the year ended December 31, 2016, the Company issued 436,987 shares of common stock for proceeds of $340,076 under a series of private placement equity offerings with share prices ranging between $0.72 and $0.78 per share.

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

During the year ended December 31, 2016, the Company issued 543,030 shares of common stock with a fair market value of $343,225 to consultants and other professionals in lieu of cash payments.

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

Common Stock Issued in Connection with the Amendment of Terms of a Promissory Note

At October 1, 2016, Grom Holdings owed $250,000 in past due principal on a promissory note to the former shareholders of TD Holdings. Grom Holdings negotiated an extension of terms through December 31, 2016 in exchange for 41,700 shares of Grom’s common stock. These shares were valued at $32,500, or $0.78 per share, and recorded as interest expense in the Company’s consolidated financial statements. See Note 12 – Debt.

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

15.	RESTATEMENT OF FINANCIAL STATEMENTS

Our interim financial statements for the three and nine-month periods ended September 30, 2017, as previously filed as part of our Form 10-Q filed with the SEC on November 20, 2017 have been restated. The previously filed financial statements did not reflect the proper accounting treatment of the acquisition of Grom Holdings, Inc. by Illumination America, Inc. during the appropriate quarterly interim periods. The impact of this restatement on the Company’s Balance Sheet, Income Statements for the three and nine-month periods ended September 30, 2017, and on the Statements of Cash Flows for the periods ended September 30, 2017 and 2016, are reflected in the tables below:

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	As revised	As reported	As revised	As reported
	as of September 30, 2017		as of December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$712,319	$712,319	$443,494	$445,901
Accounts receivable, net	796,013	796,013	550,145	666,044
Inventory, net	407,389	407,389	390,931	390,931
Prepaid expenses and other current assets	310,267	310,267	142,208	144,820
Total current assets	2,225,988	2,225,988	1,526,778	1,647,696
Investment in subsidiary companies	–		–
Accounts receivable, net -- noncurrent	–		–
Property and equipment, net	514,392	514,392	559,538	559,538
Goodwill	10,020,790	10,020,790	8,104,056	8,104,056
Intangible assets, net	5,939,933	5,939,933	6,583,661	6,583,661
Deferred tax assets, net -- noncurrent	174,141	174,141	165,901	165,901
Other assets	64,585	64,585	45,704	49,023
Total assets	$18,939,829	$18,939,829	$16,985,638	$17,109,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$624,418	$624,418	$771,870	$996,897
Accrued liabilities	1,474,154	1,474,154	1,149,672	1,266,527
Advanced payments and deferred revenues	1,275,617	1,275,617	347,162	347,162
Senior secured promissory notes, net -- current	3,911,764	3,911,764	–	–
Related party payables	2,633,486	2,633,486	2,119,263	2,273,710
Income taxes payable	–	–	30,137	30,137
Total current liabilities	9,919,439	9,919,439	4,418,104	4,914,433
Convertible debentures, net of loan discounts	1,087,792	1,087,792	188,317	188,317
Senior secured promissory notes, net of loan discounts	–	–	3,762,961	3,762,961
Contingent purchase consideration	2,294,207	2,294,207	1,931,707	1,931,707
Other noncurrent liabilities	233,167	233,167	239,719	239,719
Total liabilities	13,534,605	13,534,605	10,540,808	11,037,137

Commitments and contingencies	–		–

Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares
Common stock	120,622	36,888	101,454	34,594
Additional paid-in capital	45,907,035	49,136,475	41,195,941	43,758,354
Accumulated earnings (deficit)	(40,543,068)	(43,688,774)	(34,797,909)	(37,665,554)
Accumulated other comprehensive income	(79,365)	(79,365)	(54,656)	(54,656)
Total stockholders' equity	5,405,224	5,405,224	6,444,830	6,072,738
Total liabilities and equity	$18,939,829	$18,939,829	$16,985,638	$17,109,875

Shares outstanding	120,621,893	120,621,893	101,452,789	111,717,533

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	As revised	As reported	As revised	As reported	As revised	As reported	As revised	As reported

	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2017	2016	2016	2017	2017	2016	2016

Sales	$2,194,275	$2,371,776	$1,878,465	$1,973,595	$5,679,831	$6,021,400	$1,878,465	$2,485,453
Cost of goods sold	877,147	1,020,745	912,875	967,972	2,491,521	2,754,329	912,875	1,386,222
Gross margin	1,317,128	1,351,031	965,590	1,005,623	3,188,310	3,267,071	965,590	1,099,231
Operating expenses:
Depreciation and amortization	282,748	282,748	273,152	273,152	844,294	844,294	312,402	312,402
Selling and marketing	88,388	88,388	70,658	71,277	201,359	207,177	211,726	225,750
General and administrative	1,723,103	1,755,164	1,047,430	1,168,773	3,880,628	4,106,232	2,219,615	2,552,833
Professional fees	277,918	298,698	305,479	365,107	1,305,579	1,430,148	846,868	1,055,191
Stock based compensation	413,475	413,475	3,989,777	3,989,777	2,376,835	2,376,835	6,992,551	6,992,551
Total operating expenses	2,785,632	2,838,473	5,686,496	5,868,086	8,608,695	8,964,686	10,583,162	11,138,727
Income (loss) from operations	(1,468,504)	(1,487,442)	(4,720,906)	(4,862,463)	(5,420,385)	(5,697,615)	(9,617,572)	(10,039,496)
Other income (expense)
Interest income (expense), net	(322,551)	(322,551)	(315,108)	(315,259)	(530,132)	(530,963)	(580,938)	(581,104)
Other gains (losses)	179,969	165,929	17,058	(4,968)	205,358	205,358	17,201	17,201
Total other income (expense)	(142,582)	(156,622)	(298,050)	(320,227)	(324,774)	(325,605)	(563,737)	(563,903)
Income (loss) before income taxes	(1,611,086)	(1,644,064)	(5,018,956)	(5,182,690)	(5,745,159)	(6,023,220)	(10,181,309)	(10,603,399)
Provision for income taxes (benefit)	–	–	36,961	36,961	–	–	36,961	36,961
Net income (loss)	(1,611,086)	(1,644,064)	(5,055,917)	(5,219,651)	(5,745,159)	(6,023,220)	(10,218,270)	(10,640,360)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.05)	$(0.05)	$(0.05)	$(0.06)	$(0.11)	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	111,380,009	118,340,249	96,829,137	106,947,587	106,119,177	106,947,587	91,122,598	106,947,587

Comprehensive loss:
Net income (loss)	$(1,611,086)	$(1,644,064)	$(5,055,917)	$(5,219,651)	$(5,745,159)	$(6,023,220)	$(10,218,270)	$(10,640,360)
Foreign currency translation adjustment	(24,709)	(9,639)	(270,542)	(270,542)	(24,709)	(24,709)	(270,542)	(270,542)
Comprehensive income (loss)	$(1,635,795)	$(1,653,703)	$(5,326,459)	$(5,490,193)	$(5,769,868)	$(6,047,929)	$(10,488,812)	$(10,910,902)

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	As revised	As reported	As revised	As reported

	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine months Ended September 30
	2017	2017	2016	2015
Cash flows from operating activities of continuing operations:
Net income (loss)	$(5,745,159)	$(6,023,220)	$(10,218,270)	$(10,640,360)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	844,294	844,294	445,874	445,874
Amortization of debt discount	141,278	141,278	352,508	352,508
Common stock issued for financing costs	17,499	17,499	–	–
Common stock issued in exchange for fees and services	956,705	956,705	235,250	235,250
Deferred taxes	(8,240)	(8,240)	(13,481)	(13,481)
Stock based compensation	2,376,835	2,376,835	6,992,551	6,992,551
Changes in operating assets and liabilities:
Accounts receivable	(245,867)	(129,968)	59,092	52,551
Inventory	(16,458)	(16,458)	2,019	2,019
Prepaid expenses and other current assets	(200,558)	(197,946)	(38,516)	(34,148)
Other assets	(18,882)	(15,564)	(3,999)	(3,999)
Accounts payable	(74,775)	(279,478)	140,037	359,625
Accrued liabilities	318,547	207,625	(287,497)	(235,275)
Advanced payments and deferred revenues	406,721	406,721	57,204	57,204
Income taxes payable and other noncurrent liabilities	(36,689)	(36,689)	2,698	2,698
Related party payables	315,520	359,777	1,660,551	1,754,628
Net cash provided by (used in) operating activities	(969,229)	(1,396,829)	(613,979)	(672,355)

Cash flows from investing activities:
Cash consideration for acquisition of business	–	–	(3,500,000)	(3,500,000)
Cash acquired in acquisition of business	182		1,024,424
Purchase of intangible assets	–	–	–	(156,500)
Purchase of fixed assets	(155,420)	(155,420)	(249,283)	(249,283)
Net cash provided by (used in) investing activities	(155,238)	(155,420)	(2,724,859)	(3,905,783)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	–	–	336,827	443,960
Proceeds from donated capital	–	425,375	–	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	1,511,000	1,511,000	1,201,000	1,201,000
Proceeds from issuance of convertible debentures	–	–	2,655,600	2,655,600
Proceeds from issuance of senior, secured promissory notes	32,000	32,000	–	–
Repayments of convertible debentures	(125,000)	(125,000)	–	–
Repayments of loans payable	–	–	(250,000)	(250,000)
Net cash provided by (used in) financing activities	1,418,000	1,843,375	3,943,427	4,050,560

Effect of exchange rates on cash and cash equivalents	(24,708)	(24,708)	(270,274)	(270,175)
Net increase (decrease) in cash and cash equivalents	268,825	266,418	334,315	(797,753)
Cash and cash equivalents at beginning of period	443,494	445,901	3,090	1,135,187
Cash and cash equivalents at end of period	$712,319	$712,319	$337,405	$337,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$–		$–
Cash paid for income taxes	$–		$–

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock	$–		$–
Cancellation of promissory notes, accrued interest and other related payables	$–		$–
Common stock issued related to acquisition of business	$–		$4,240,000	4,240,000
Common stock issued with letter of intent to acquire a business	$–		$–
Common stock issued related to acquisition of intangible assets	$60,000	$60,000	$162,500	162,500
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–		$667,332	667,332
Common stock issued to reduce convertible and promissory notes payable	$–		$–
Common stock issued to reduce accounts payable and other accrued liabilities	$33,000	$33,000	$150,000	150,000
Contingent purchase consideration	$362,500	$362,500	$3,987,602	3,987,602
Conversion of convertible debentures and accrued interest into common stock	$–		$669,350	669,350
Debt issued related to acquisition of a business	$1,000,000	$1,000,000	$4,500,000	4,500,000
Discount for beneficial conversion features on convertible debentures	$–		$67,917	67,917
Discount for fair value adjustment on promissory notes	$–		$309,049	309,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Acquisition of Grom Holdings, Inc.

Effective August 17, 2017, Grom Social Enterprises, Inc. (the “Company”, “Grom” “we”, “us”), a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), consummated the acquisition of Grom Holdings, Inc. (“Grom Holdings”). Pursuant to the terms of the share exchange agreement dated May 15, 2017, the Company amended its articles of incorporation to increase its capitalization to 200,000,000 shares of common stock authorized, as well as to change its name to “Grom Social Enterprises, Inc.” Further, the Company issued an aggregate of 110,853,883 shares of its common stock to the Grom Holdings shareholders, pro rata to their respective ownership. Each share of Grom Holdings was exchanged for 4.17 shares of Illumination common stock. As a result, the stockholders of Grom Holdings are now stockholders of the Company; and the Grom shareholders own approximately 92% of our issued and outstanding shares of common stock.

The acquisition was deemed a reverse acquisition in accordance with FASB ASC 805-40, "Reverse Acquisitions". The legal acquirer is Illumination and the legal acquiree is Grom Holdings. However, the transaction was accounted for as a recapitalization effected by a share exchange, wherein Grom Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

As a result of the acquisition of Grom Holdings, Inc. the Company now operates its business through five wholly-owned subsidiaries, including:

•	Grom Social which operates our social media network designed for children;

•	TD Holdings and its subsidiary companies, Top Draw Animation Hong Kong and Top Draw Animation, Inc. The group’s principal activities, based in Manila, Philippines, are the production of animated films;

•	Grom Educational Services which operates our NetSpective WebFiltering services that are provided to schools and libraries;

•	Grom Nutritional Services which was established to market and distribute a product line of nutritional supplement beverages formulated for children, and

•	Illumination America Lighting, which operates the lighting distribution business that was Illumination America, Inc.’s principal business prior to the Grom Holdings acquisition.

Retroactive Application of the Share Exchange Ratio

All references to common share totals or values in this Form 10-Q, unless otherwise stated have been retroactively adjusted to reflect a share exchange ratio of 4.17 pursuant to the terms of the share exchange agreement dated May 15, 2017 described above..

Our executive offices are located at 2060 NW 2nd Avenue, Suite 6, Boca Raton, FL 33431, telephone (561)-287-5776. Our website address is www.gromsocial.com.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenue

During the three-month period ended September 30, 2017, we generated revenues of $2,194,275, as compared to revenues of $1,878,465 during the three-month period ended September 30, 2016, an increase of $315,810, or 16.8%. This increase is primarily attributable to (i) the inclusion of $195,313 in revenue from web filtering services generated by GES, which was acquired on January 1, 2017, as compared to zero in the comparable period in the prior year and (ii) an increase in revenue of $115,494 from TD Holdings.

Subscription and advertising based revenues generated by our Grom Social children’s social media website and our MamaBear safety application for the three-month period ended September 30, 2017 were nominal.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by subsidiary. Margins at our largest subsidiary, TD Holdings are approximately 45-55%; margins for our web filtering revenues are typically in the 75-78% range; and margins at our lighting business have historically been between 12-18%. Our consolidated blended gross margin may be subject to fluctuation from period to period as we continue to grow our businesses. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the three-month periods ended September 30, 2017 and 2016 was 60.0% and 51.4%, respectively. The increase in gross margin for the three months ended September 30, 2017 as compared to the comparable prior year period, is primarily attributable to the inclusion of the current year operating results from our web filtering services.

Operating expenses

During the three-month period ended September 30, 2017, operating expenses were $2,785,632 as compared to operating expenses of $5,686,496 incurred during the three-month period ended September 30, 2016, a decrease of 2,900,864 or 51.0%. The principal reasons for the decrease in operating expenses was attributable to a decrease in stock based compensation from $3,989,777 in 2016 to $413,475 in 2017; offset by an increase in general and administrative expenses of $675,673 in the three-month period ended September 30, 2017 as compared to the same period in 2016.

This increase in general and administrative expenses is primarily attributable to the inclusion of approximately $284,000 in expenses incurred by our web filtering business as compared to zero in the prior period, and an increase of approximately $394,000 in expenses at TD Holdings. The change in expenses at TD Holdings are attributable to additional payroll and facility costs required to expand its operations in anticipation of higher revenues in 2018.

Interest Expense

Interest expense is comprised of interest incurred on the Company’s $4,000,000 promissory note issued to the sellers of TD Holdings, as well as, interest incurred on the Company’s convertible notes outstanding, and the amortization of certain loan discounts. Interest expense was $332,551 for the three-month period ended September 30, 2017, as compared to $315,259 during the same period ended September 30, 2016.

Other Income

Other income was $179,969 for the three months ended September 30, 2017, as compared to $17,508 for the three months ended September 30, 2016. The increase is attributable to royalty income at TD Holdings on film projects. These royalties are not expected to occur at current levels in future periods.

Net loss

As a result of the above, we incurred a net loss of ($1,611,086) during the three-month period ended September 30, 2017, or ($0.01) per share, as compared to a net loss of ($5,055,917) or ($0.05) per share incurred during the three-month period ended September 30, 2016.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Revenue

During the nine-month period ended September 30, 2017, we generated revenues of $5,679,831, as compared to revenues of $1,878,465 during the nine-month period ended September 30, 2016, an increase of $3,801,366, or 202.4%. This increase is primarily attributable to the inclusion of nine months of revenue totaling $4,991,798 for TD Holdings in 2017, as compared to just three months of revenue in 2016 totaling $1,877,703 since TD Holdings was acquired on July 1, 2016. The increase also reflects the inclusion of $674,569 in web filtering service revenues generated in 2017 by GES, as compared to zero during the prior year period.

We are currently working on plans to monetize our Grom Social database, consisting of approximately twelve million children, parents and guardians, for 2018 through the generation of advertising, merchandising and subscription based revenues. However, we can offer no assurances that we will be successful in generating any such revenues.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by subsidiary. Margins at our largest subsidiary, TD Holdings are approximately 45-55%; margins for our web filtering revenues are typically in the 75-78% range; and margins at our lighting business have historically been between 12-18%. Our consolidated blended gross margin may be subject to fluctuation from period to period as we continue to grow our businesses. Current gross margins percentages may not be indicative of future gross margin performance

Gross margin for the nine-month periods ended September 30, 2017 and 2016 were 56.1% and 51.4%, respectively. The increase in gross margin is primarily attribute to the inclusion of from the current year operating results from our web filtering services, and nine months of gross margins at TD Holdings in 2017 compared to just three months in the 2016 period.

Operating expenses

During the nine-month period ended September 30, 2017, operating expenses were $8,608,695, as compared to operating expenses of $10,583,162 incurred during the nine-month period ended September 30, 2016, a decrease of $1,974,467 or 18.7% The principal reasons for the decrease in operating expenses was primarily attributable to a decrease in stock based compensation from $6,992,551 in 2016 to $2,376,835 in 2017; offset by an increase in general and administrative expenses of $1,661,013 in the nine month period ended September 30, 2017 as compared to the same period in 2016.

This increase in general and administrative expenses is primarily attributable to the inclusion of approximately $598,000 in expenses incurred by our web filtering business as compared to zero in the prior year period, and an increase of approximately $1,192,000 in expenses from TD Holdings due to the inclusion of nine months of operations in 2017 as compared to just three months during 2016.

Interest Expense

Interest expense is comprised of cash interest payable on the Company’s $4,000,000 promissory note issued to the sellers of TD Holdings, as well as interest incurred on the Company’s convertible notes outstanding, and amortization of certain loan discounts. Interest expense was $530,132 for the nine-month period ended September 30, 2017 compared to $580,938 during the same period ended September 30, 2016. The decrease is attributable to a reduction in interest expense related to convertible notes.

Other Income

Other income was $205,358 for the three months ended September 30, 2017, as compared to $17,201 in the prior year period. The increase is attributable to royalty income at TD Holdings on film projects. These royalties are not expected to occur at current levels in future period.

Net loss

As a result of the above, we incurred a net loss of ($5,745,1591) during the nine-month period ended September 30, 2017, or ($0.05) per share, as compared to a net loss of ($10,218,270), or $(0.11) per share, incurred during the nine-month period ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, we had $712,319 in cash.

During the nine-month period ended September 30, 2017 net cash used in operating activities was $969,229 compared to a net cash used of $613,979 during the same nine-month period in 2016. The increase in net cash used of $355,250 is primarily attributable to an increase in net operating losses less stock based compensation of approximately $142,000 in 2017 compared to the same period in 2016; and due to a net decrease in operating assets and liabilities of approximately $213,000 in 2017 compared to 2016.

Net cash used in investing activities decreased from $2,724,859 for the nine-month period ended September 30, 2016 to 155,238 during the nine-month period ended September 30, 2017. The decrease is primarily attributable to acquisition activity in 2016 where the Company invested $3,500,000 to acquire TDA, less cash acquired at TDA of $1,024,424.

Net cash provided by financing activities was $1,418,000 for the nine-month period ended September 30, 2016 compared to $3,943,427 for the same nine-month period ended September 30, 2016. The decrease in financing activities of approximately $2,525,427 is due to a reduction of $2,655,600 in the issuance of convertible debenture from 2016 to 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2017, we sold 567,166 units to nine “accredited” investors at a price of $0.75 per unit and received aggregate proceeds of $425,375. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable to purchase one share of common stock at an exercise price of $1.50 per warrant.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Date: February 20, 2018	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer

