Form 10-K
period 2017-12-31
Grom Social Enterprises, Inc.
filed 2018-04-17
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-55585

Grom Social Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-5542401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd. #6, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 287-5776

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2017 was $4,300,293.

The number of shares of the registrant’s only class of common stock issued and outstanding was 126,066,419 shares as of April 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

ITEM 1. BUSINESS

Overview

Effective August 17, 2017, Grom Social Enterprises, Inc. (the “Company,” “Grom,” “we,” “us,” or “our”), a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), consummated the acquisition of Grom Holdings, Inc. (“Grom Holdings”). Pursuant to the terms of the Share Exchange Agreement (“Share Exchange”) that was entered into on May 15, 2017, the Company amended its Articles of Incorporation to increase its authorized capital to 200,000,000 shares of common stock, as well as to change its name to “Grom Social Enterprises, Inc.” At the closing of the Share Exchange, the Company issued an aggregate of 110,853,883 shares of its common stock to the Grom Holdings shareholders, pro rata to their respective ownership percentage. Each share of Grom Holdings was exchanged for 4.17 shares of Illumination common stock. As a result, the stockholders of Grom Holdings are now stockholders of the Company and own approximately 92% of the Company’s issued and outstanding shares of common stock.

All references to common share totals or values in this Annual Report on Form 10-K (“Annual Report”) unless otherwise stated, have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

Business Summary

We operate our business through our five wholly-owned subsidiaries, including:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida in March 2012, operates our social media network designed for children.

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, is incorporated in Hong Kong. Its operations are conducted through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc (“Top Draw” or “TDA”). The group’s principal activities, based in Manila, Philippines, are the production of animated films.

•	Grom Educational Services, Inc. (“GES”), formed in February 2017, is a Florida corporation through which we operate our NetSpective Webfiltering services that we provide to schools and libraries.

•	Grom Nutritional Services, Inc. (“GNS”) is a Florida corporation formed in April 2017 through which we intend to market and distribute four flavors of a nutritional supplement to children.

•	Illumination America Lighting, Inc. (“IAL”), which operates our LED lighting business that was formerly Illumination, was our principal business prior to the Grom Holdings acquisition.

Apart from IAL, all of our subsidiary companies have been acquired or formulated with the goal of operating profitably as well to ultimately increase the number of users, through synergistic activities on our Grom Social website. We believe we will be successful in increasing our user base and that this will enhance our ability to generate significant future revenue by monetizing this user database, although there can be no assurances.

Grom Social

Grom Social is a social media company for kids focused on producing original content and generating revenue from our website and synergistic subsidiary companies. Although we have only generated minimal revenue to date, our core business is our Grom Social media website for children, which we refer to as “Grom Social.” The concept for Grom Social was developed in 2012, by Zach Marks, who was 12 years old at the time and is the son of our Chairman and Chief Executive Officer, Darren Marks.

The name “Grom,” is derived from Australian surfing slang, and is defined by us to mean “a promising young individual who is quick to learn.” Visitors to our Grom Social website located at www.gromsocial.com may log on via mobile phone, desktop computer or tablet and chat with friends, view original content or play games created by us.

Grom Social’s business model is based upon providing children ages five through 16 with a safe environment on the Internet while promoting “fun,” “wholesomeness” and “family values.” Since inception, we have generated in excess of 7.0 million users, in over 200 countries and territories. We define a "user" as any child between the ages of 5 and 16 who sign up for a Grom Social account. We require that each child receive parental approval to gain full access to the Grom Social platform. In certain jurisdictions and circumstances, we allow parents, teachers, and guardians (collectively, “parents”) to sign up groups of children at one time. As a result, we have a grand total in excess of 14.0 million individuals in our database that we can contact and potentially monetize in the future, although there can be no assurances.

We communicate with our database both actively, through email and a parent portal; and passively, through messaging on the child’s profile page and through seventeen unique Grom characters. Additionally, we have the ability to communicate with users and parents regardless of where they may be navigating on our Grom Social website. We have established the following safeguards and procedures to ensure that above all else, Grom Social is a safe place for children:

•	Account Approval: We have set up our account creation procedures to help ensure that only children between the ages of five and 16 can create an account on Grom Social. According to our procedures, if a child submits a request to open an account on Grom Social, we send a notification to his or her parents by email that their child has applied to create a Grom Social account. If the child’s parents approve the account, by using one of three methods that are approved by the Children's Online Privacy Protection Act, or COPPA, guidelines, the account is opened. If a parent’s approval is not given, the account will not be opened, and the child will have limited access to the Grom Social website.

•	Parental Involvement: By requiring parental approval to for a child open an account and to enable the child to interact with other users on Grom Social, we hope to ensure that the parents are aware of and involved with Grom Social and their child’s activity on the site. Further, we believe that parental involvement provides us with the ability to market products and services to parents.

•	Content Monitoring: We have software that monitors posts for inappropriate content using standard “key word” filter technology. If a post contains inappropriate content, it will not appear on the website and the poster will be sent a warning about offensive content. We believe that through monitoring content we can promote social responsibility and digital citizenship.

•	Anti-bullying: We have software that monitors Grom Social for bullying. In addition to monitoring the interaction between children on the website, we also post messages on Grom Social that strongly emphasizes anti-bullying and actively promotes social responsibility and digital citizenship. Additionally, our website has received the “KidSafe Seal of Approval”. The kidSAFE Seal Program is an independent safety certification service and seal-of-approval program designed exclusively for children-friendly websites and technologies, including online game sites, educational services, virtual worlds, social networks, mobile apps, tablet devices, connected toys, and other similar online and interactive services.

•	Use of “Gromatars”: Children on Grom Social create animated pictures, which we call “Gromatars,” to represent themselves on Grom Social without providing a real-life photo of themselves. Gromatars are viewed as profile pictures on a user’s home wall, and it’s what other user’s see when the user leaves a comment or “like” on a public page. Kids can build and customize their Gromatars by selecting over 200 different options such as the eyes, nose, hair, teeth, ears, skin color, hair style and color, etc.

We believe these safeguards are a critical component of our business model. We believe that children are increasingly accessing the internet at younger and younger ages and therefore, the need for safe, age appropriate web venues for younger children to browse and interact with other children is increasing. According to statistics compiled from several sources over the past few years on GuardChild.com (“GuardChild”), an organization focused on providing software and applications to promote safe Internet browsing for children:

•	Approximately 81% of online 9-17 old’s say they visited a social networking site in the past three months;

•	Approximately 41% of teens had a negative experience as a result of using a social networking site; and

•	Approximately 88% of teens have seen someone be “mean or cruel” to another person on a social networking site.

Content

In addition to providing a safe, social media platform for children to interact with their peers, we create our own content for Grom Social consisting of animated characters we created, interactive chats, videos, blogs, and games only available on Grom Social. We believe that the content that we produce for Grom Social meets our goals of providing wholesome family entertainment.

According to Google Analytics, as of November 2016, the average online duration of an Internet user is approximately 18 minutes. Based upon the login statistics for Grom Social, the average online duration of users logged onto Grom Social is approximately 50.4 minutes. We believe the longer duration time is a result of our ability to better engage users through our original content.

Monetizing strategy

Since Grom Social’s inception in 2012 through the date of this Annual Report, we have been focused on growing our user base and in developing original content, technology, branding and marketing the “Grom” name. As a result of our focus on growing our user base instead of monetizing advertisements or subscription programs, Grom Social generated less than $20,000 in revenues in 2017.

While no assurances can be provided, we believe we now have the infrastructure, tools and access to funding to begin to generate meaningful revenues from Grom Social. We hope to generate revenues from Grom Social from the following sources:

•	Subscription Based Premium Content. We are continuously making software upgrades which will enable us to offer premium “VIP” content to users for which they will be charged a monthly subscription fee. Users that sign up for this VIP program will become Grom Club Members. We expect to be able to offer Grom Club Memberships during the fourth quarter of 2018. Grom Club Members will be able to:

➢	Create and view interactive videos they can share with other Grom Club Members, with non-paying Grom users and with any other third parties;

➢	Receive exclusive Gromatar options and accessories;

➢	Have unlimited access to premium games;

➢	Receive free monthly desktop screen savers and animated gifts;

➢	Engage in exclusive chats with athletes;

➢	Collaborate with Zach and other Grom Club Members with similar interests to create new Grom Social features;

➢	Earn and collect “Grom Coin Packages” that can be used to purchase merchandise, play games or purchase other exclusive content on the Grom Social website. Grom Club Members will earn Grom Coin Packages by participating in activities on Grom Social; and

➢	Receive discounts on Grom merchandise.

•	Advertising Revenue. We believe the growing size of our database of children and parents will attract several high-profile companies to advertise on our Grom Social website and mobile platforms. In addition, we intend to emphasize to advertisers what we believe is the unique level of parental involvement on Grom Social. We have been approached by numerous entities to advertise on the Grom Social website and have one program in early non-revenue testing. We expect to enter into an agreement with an advertiser during the third quarter of 2018 and intend to charge each advertiser a fee and/or commission to advertise a particular brand/product or service on our platforms.

•	Longer Term Revenue Opportunities. In addition to the foregoing near term initiatives, we expect to add the following features to Grom Social to generate revenue:

➢	Online Game Fees. The games currently available to users on Grom Social are free. We intend to offer Grom Social users an option to pay to play exclusive games and/or pay for game upgrades. These games may be developed by us, such as Grom Skate or obtained from outside developers, and adapted to use on Grom Social.

➢	Licensing Merchandise Revenue. We believe we will generate merchandise revenue when members purchase Grom apparel and other goods through our website and mobile app. We also anticipate entering into Grom licensing and merchandise agreements.

TD Holdings

TD Holdings which has been in business for nineteen years, conducts its operations through its subsidiary companies, TDAH and TDA. The group’s principal activities, based in Manila, Philippines, are the production of 30-minute animated films.

TDA is a full-service production and pre-production studio working with leading international clients. TDA specializes in producing 2D digital animation production services for series and movies, primarily for international television markets. TDA provides its services on a contract for services basis or under co-production arrangements.

For pre-production TDA produces story boards, location design, model and props design, background color and color styling. For production TDA focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after effects. TDA is recognized by producers and broadcasters as a provider of quality television animation and currently provides services to many high-profile properties, including Tom and Jerry, My Little Pony and Disney Animation’s Penn Zero: Part-Time Hero. TDA produces over two hundred half hour segments of animated content for television annually, which we believe makes it one of the top producers of animation for television anywhere in the world today.

Here is a listing of some of TDA’s notable projects over the past few years:

Captain Flinn and the Pirate Dinosaurs	7 x 22 minutes	SLR Productions
Looped	3 x 22 minutes	DHX Media
Exchange Student Zero	13 x 22 minutes	Cartoon Network Asia
Transformers: Rescue Bots	14 x 22 minutes	DHX Media
Julius Junior II	17 x 11 minutes	Brain Power Studio
My Little Pony	26 x 22 minutes	DHX Media
My Little Pony - Equestrian Girls	85 minutes	DHX Media
Guess How Much I Love You	24 x 11 minutes	SLR Productions
Littlest Pet Shop	25 x 22 minutes	DHX Media
Peabody & Sherman	4 x 11 minutes	DHX Media
Supernoobs	26 x 22 minutes	DHX Media
Jamie's Got Tentacles	47 x 11 minutes	Samka Productions
Umigo 5	4 x 7 minutes	Wild Brain Entertainment
Titeuf	78 x 7 minutes	Go-N Productions
Tom and Jerry	15 x 7 minutes	Slap Happy Cartoons

Recent Developments

Acquisition Strategy

During 2016 and 2017 we made several significant acquisitions. Our acquisition strategy is to acquire synergistic companies, products or intellectual property that will help grow our Grom Social user base and also will become profitable as a stand-alone enterprise or division within the company without the benefit of intercompany. In that regard, during 2016 and 2017 we made four acquisitions that meet those criteria:

Acquisition of TD Holdings Limited

On July 1, 2016, we acquired 100% of the capital stock of TD Holdings, which is incorporated in Hong Kong. Its operations are conducted through its subsidiary companies, TDAHK and TDA. The group’s principal activities, based in Manila, Philippines, are the production of animated films. TDA is a full-service production and pre-production studio working with leading international clients.

In connection with our acquisition of TD Holdings, we paid $4,000,000 in cash, issued a 5% Promissory Note, in the principal amount of $4,000,000 (the “Note”) to the selling shareholders of TDA (“TDA Sellers”) maturing on July 1, 2018. Additionally, we issued 7,367,001 shares of our restricted common stock to the TDA Sellers valued at $4,240,000, or approximately $0.58 per share. Wayne Dearing, the founder and CEO of TD Holdings, and currently one of our executive officers was a 50% owner of TD Holdings. Accordingly, he received 50% of the purchase consideration that we paid (described above).

Additionally, under the terms of the acquisition, Grom is required to make additional payments to the TDA Sellers, up to a maximum of $5,000,000 (“Earnout Payments”), if TD Holdings achieves certain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA Targets”) during the three-year period following the acquisition (the “Earnout Period”). The Earnout Payments, if any, will be paid 25% in cash and the balance in shares of common stock. The number of shares issuable shall be determined by using a share price equal to the lower of a 10% discount to our last private placement price per share prior to making the Earnout Payment, to a bona fide investor, and priced at arm’s length; or if the Buyer Shares are listed on a recognized stock exchange and publicly traded and not suspended, at a 10% discount to the previous 20 day weighted average closing price per share.

The applicable EBITDA Targets and Earnout Payments for each of the three years during the Earnout Period are as follows:

EBITDA Target	Earnout Payment
$2,400,000	$1,666,667
$3,700,000	$3,333,333

In the event that TD Holdings achieves an EBITDA in an Earnout Year greater than $2,400,000 but less than $3,700,000, the Earnout Payment is calculated by multiplying $3,333,333 by the sum of “A” divided by “B” where:

“A” equals the sum of $3,700,000 less the EBITDA earned; and

“B” equals $1,300,000 (being the difference between $2,400,000 and $3,700,000).

The foregoing notwithstanding, in the event that TD Holding’s EBITDA in any 12-month period during the Earnout Years is equal to or greater than $3,700,000, the full amount of the Earnout Payment will be paid one month after that EBITDA Target is achieved and no further Earnout Payments shall be made.

No earn out was achieved for the years ended December 31, 2017 and December 31, 2016.

We believe that TDA not only provides us with an important source of revenue, it also provides us with a source for animated content for Grom Social and for original shows that can be viewed on Grom Social. Although there can be no assurances that we will be successful in creating this animated content.

On January 3, 2018, we entered into an amendment to the acquisition agreement with the TDA Sellers (the “Amendment”):

•	The TDA Sellers agreed to extend the maturity date of the Note one year until July 1, 2019;

•	The interest rate on the Note during the one-year extension period from July 2, 2018 to July 1, 2019 was changed to 10%. The interest rate on the Note remained at 5%, payable annually in arrears, until June 30, 2018;

•	During the one-year extension period, the interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 is due on September 30, 2018; and

•	Under the terms of the terms acquisition agreement, the Sellers had an opportunity to earn up to $5.0 million in contingent Earnout Payments (as describe above). The original Earn out measurement period ended on December 31, 2018. As part of the consideration for the Sellers agreeing to enter the Amendment, we agreed to extend the Earnout Period, one year, to December 31, 2019.

Also on January 3, 2018 as additional consideration, we issued an additional 800,000 restricted shares of our common stock to the TDA Sellers.

Acquisition of the MamaBear Mobile Software Application Assets of GeoWaggle, LLC (“MamaBear”)

On September 30, 2016, we purchased an online application and website called “MamaBear” for 208,500 shares of our common stock valued at approximately $162,500, or approximately $0.78 per share. By using MamaBear, a parent can follow and protect their child’s online presence by monitoring their social networking/media accounts, including, Facebook, Instagram, Twitter and YouTube. MamaBear is intended to generate revenue through a paid subscription and advertising model. To date, the revenue generated by the MamaBear safety application has been nominal. On April 2, 2018, we launched an upgraded and enhanced version of the MamaBear application. We believe this upgrade will help generate significant revenue from this application although there can be no assurances.

Acquisition of the NetSpective Webfilter Assets and Software from TeleMate.net

On January 1, 2017, we acquired the assets of NetSpective Webfilter (“NetSpective”), a division of TeleMate.net Software (“Telemate”). NetSpective sells proprietary Internet filtering software to over 3,700 schools and more than over 2 million children and generates revenue through a subscription model. NetSpective products comply with The Children's Internet Protection Act, or CIPA, which requires that K-12 schools and libraries in the United States use Internet filters and implement other technology protection measures to protect children from harmful online content as a condition for federal funding.

Under the terms of the agreement, we paid $1,000,000 in consideration in the form of a $1,000,000 redeemable, convertible promissory note. The note bears interest at 0.68% per annum. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the sellers (the “Telemate Sellers”) into the Company’s common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the Sellers, the note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

Additionally, the Telemate Sellers had the opportunity to achieve an earn-out payment of up to $362,500, payable 100% in our restricted common stock at a price of $0.78 per share or 464,744 shares, if NetSpective generated $362,500 in “net cash flow” as defined by the agreement during the one-year post-closing period ending December 31, 2017. The earn-out payments, if achieved, shall be payable entirely in common stock at the rate of $0.78 per share. During the year ended December 31, 2017, the cash flow threshold necessary for Telemate to receive the full $362,500 earn out was achieved by NetSpective. However, TeleMate failed to remit $146,882 it had collected on our behalf from NetSpective customers. As a result of TeleMate’s non-payment and to avoid litigation, on January 12, 2018 we entered into a First Modification to the Purchase and Sale Agreement (the “Modification”).

Under the terms of the Modification, the TeleMate Sellers agreed to the following terms:

•	To pay us $10,000 per month against their outstanding balance of $146,822. To date they have paid us $20,000 and are current on their monthly payment obligations.

•	They cannot exercise the conversion feature of their $1.0 million promissory note, nor will any of the $362,500 Earnout shares (464,744 shares) be issued, until the outstanding balance is paid in full, by TeleMate.

•	The December 31, 2019 maturity date of the promissory is extended indefinitely until all payments are made in full.

•	All interest payments ($6,800 annually) due from the Company to the TeleMate Sellers was suspended indefinitely until all payments are made in full.

Finally, assuming all payments are made and the TeleMate Sellers decide to exercise the conversion feature of their promissory note, they are now bound by a leakout agreement which will limit for a one-year period the amount of shares they can register for sale on a monthly basis

Acquisition of the Assets of Fyoosion LLC

On December 27, 2017, we consummated the acquisition of all of the assets of Fyoosion LLC, a Delaware limited liability company (“Fyoosion”), which assets included goodwill, cash, accounts receivable, prepayments, patents, trademarks, source code, hardware appliances as well as all other documentation, processes, equipment and know how necessary to operate the seller’s business in a manner similar to its current operations.

Fyoosion’s proprietary software utilizes a digital automation marketing platform for businesses of all types to enable companies to efficiently generate sales leads and improve customer retention. We intend to use this marketing software with all our existing businesses and to create new opportunities outside our current scope of business.

In consideration for these assets we issued an aggregate of 300,000 shares of our common stock. These shares are subject to a leakout agreement limiting the number of shares that can be sold during the one-year period following the date of the agreement to 25% of the daily average trading volume during the period prior to such sale. The agreement also provides that up to an additional 200,000 shares of our “restricted” common shares can be earned and will become payable to Fyoosion or its assigns only if the proposed business utilizing the Assets attains $125,000 in pre-tax earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculated using generally accepted accounting principles (“GAAP”) for the one-year period post-closing. This calculation shall be based upon Fyoosion stand-alone performance excluding any of our intercompany revenue and expense and will not include any corporate fees or charges.

Business Strategy

In 2017 and 2016, we generated net sales of $8.3 million and $3.8 million, respectively. Substantially all of our growth from 2016 to 2017 came from acquisitions.

We intend to continue grow our business through a combination of aggressive marketing initiatives and synergistic acquisitions through which we can increase our Grom Social user base to a large enough size to enable us to attract advertisers and paid users for our VIP content. Additionally, as described in this Annual Report, in December 2017 we consummated the acquisition of Fyoosion which utilizes proprietary software and marketing applications for businesses of all types to enable companies to efficiently generate sales leads and improve customer retention. We intend to use this marketing software with all our existing businesses and to create new revenue opportunities outside our current scope of business. Additionally, we intend to use other methods such as direct sales calls, industry and other trade shows along with other methods. There can be no assurance that our strategy will result in additional revenues.

Our Growth Strategy

Our growth strategy is as follows:

•         Increase the size of our database of user at Grom Social. Comparable to other successful social media companies, we believe the key strategy to our future success is to grow the size of our database. Although the revenue from Grom Social is now nominal, the database continues to grow due to our production of original content and through synergies from our subsidiary companies. For example, at GES our MamaBear application has in excess of 800,000 downloads since inception; and our web filtering products are being used by over 2.0 million K-12 students each year. We are in the process of making these users aware of the Grom social website. There can be no assurance that we can continue to grow the Grom website and that if we are successful in doing so, we will be able to generate significant revenues from the site.

•        Expand Core Products. We manage our existing and new brands through strategic product development initiatives, including introducing new products and by modifying existing intellectual property. Our marketing teams and development team strive to develop enhanced products to offer added technological, aesthetic and functional improvements to our portfolio of products.

•        Pursue Strategic Acquisitions. We supplement our internal growth with selected strategic and synergistic acquisitions.

•        Capitalize on Our Operating Efficiencies. We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth or maintain our present level of net sales. For example, our growth strategy will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. While we believe that our operational, financial and management information systems will be adequate to support our future growth, no assurance can be given they will be adequate without significant investment in our infrastructure. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations. See Risk Factors on page 14 of this Annual Report.

Seasonality

We believe that seasonality does not have any impact on our operations.

Competition

Grom Social

We believe that the markets in which we compete are characterized by innovation and new and rapidly evolving technologies. We believe we will face significant and intense competition in every aspect of our intended business, including from Facebook, YouTube, Twitter and Google, which offer a variety of Internet products, services, and content, that will compete for our users Internet time and spending dollars. In addition to facing general competition from these large, well-funded companies, we also face completion from smaller Internet companies that offer products and services that may compete directly with Grom Social for users, such as Yoursphere, Fanlala, Franktown Rocks, Facebook and Sweety High and others. Additionally, as we introduce new services and products, as our existing services and products evolve, or as other companies introduce new products and services, we may become subject to additional competition from:

•	Companies that offer products that replicate either partial or the full range of capabilities we intend to provide.

•	Companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo-and video-sharing, and micro-blogging.

•	Companies that provide web-and mobile-based information and entertainment products and services that are designed to engage our target audience and capture time spent on mobile devices and online.

Many of these companies have substantially greater resources than us.

We believe that the following features differentiate us from our competitors and provide us with a possible competitive advantage with respect to our target market:

•	We provide children with a social media experience in a safe and controlled environment;

•	We encourage significant direct parental involvement and oversight;

•	We produce content developed by “kids and for kids”;

•	We have developed a very comprehensive registration process to safely register children on the site;

•	We provide 24/7 live monitoring of the Grom Social website by trained individuals to help protect children from malicious content found on other social networking sites available to children, supplemented by standard “bad word” filtering software; and

We believe that Grom Social is one of the only, if not the only, Internet platform that offers games, chatrooms, educational services, social interaction, exclusive content, global connectivity and group collaboration to develop new content and activities based on user behavior in one platform.

TD Holdings

We have extensive competition in our animation business coming from Korea, Canada, India, Ireland and to a lesser degree, China, Malaysia, Singapore and Thailand. A number of these territories are government subsidized which sometimes makes it difficult to compete due to artificially low pricing levels.  Also, the U.S. market has traditionally had a love affair with Korea and continues to for its branded properties.

We expect that TDA’s digitally animated features will compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney, DreamWorks Animation SKG, Inc., Warner Bros. Entertainment, Sony Pictures Entertainment, Fox Entertainment Group Inc., Paramount Pictures, Lucasfilm Ltd., Universal Studios, Inc., MGM/UA, and Studio Ghibli as well as numerous other independent motion picture production companies.

The primary competitors of TD Holdings within the Philippines are Toon City, Animation, Snipple Animation Studio and Synergy 88 Digital. Another significant competitor is Mercury Filmworks in Canada.

The competitive environment in the television industry has changed significantly over the past few years following the deployment of digital set-top boxes, the launch of numerous new television networks and the resulting fragmentation of the market. Competition is based primarily on consumer preferences and extends to the Company’s ability to generate and otherwise acquire popular entertainment and trademark properties and secure licenses to exploit, and effectively distribute and market, such properties.

Grom Educational Services

iBoss, Lightspeed and Securly are the main webfiltering competitors. There are other larger companies that have web filtering as a part of the larger product offering: Forcepoint (Websense), Bluecoat, Palo Alto Networks, Barracuda, Cisco, etc. All of the larger companies are enterprise focused where they sell numerous products, and filtering is a minimal part of their portfolio.

Grom Nutritional Services

Consumer awareness regarding the benefits of dietary supplements and new product availability are the major drivers for the market world-wide. The nutritional supplements markets is an extremely competitive market estimated to be a $175 billion global market by 2020 according to the FN Media Group LLC. The largest companies in this space are Axxess Pharma Inc., Celsius Holdings, Inc., GNC Holdings Inc. and Pfizer Inc.

Illumination America Lighting

Since we are only a distributor of lighting products and do not do any manufacturing, we currently face very intense competition from both traditional lighting companies that provide general lighting products, including incandescent, fluorescent, high intensity discharge (HID), metal halide (MH) and neon lighting. We also have competitors from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of our design, quality of light provided, maintenance costs, safety issues, energy consumption, price, product quality and brightness. Additionally, there are thousands of electrical contractors and lighting distributors of varying scales that install and distribute LED lighting products

Government Regulation

We are subject to several U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve user privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation that is pending final approval by the European legislature that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

Our website follows the guidelines of the Children's Online Privacy Protection Act of 1998, 15 U.S.C. 6501–6505. COPPA imposes certain requirements on operators of websites or online services directed to children under 13 years of age, and on operators of other websites or online services that have actual knowledge that they are collecting personal information online from a child under 13 years of age.

Additionally, we are subject to CIPA, which was enacted by Congress in 2000 to address concerns about children's access to obscene or harmful content over the Internet. CIPA imposes certain requirements on schools or libraries that receive discounts for Internet access or internal connections through the E-rate program – a program that makes certain communications services and products more affordable for eligible schools and libraries. In early 2001, the FCC issued rules implementing CIPA and provided updates to those rules in 2011.

Intellectual Property

To establish and protect our proprietary rights we rely on a combination of trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee non-disclosure and invention assignment agreements, and other contractual rights. We do not believe that our proprietary website is dependent on any single copyright or groups of related patents or copyrights. We currently own 12 trademarks with two applications pending.

Grom Social, Inc. - Trademark Status Report (Grouped by Date)

Prepared by McHale & Slavin, P.A.

Client ID	Country	Mark	Status	Class	Class 2	Class 3	Serial No	Filing Date	Reg No	Reg Date	Owner Name	Desc	Due Date
4186U.000025	United States	LIGHT BULB DESIGN	Pending Application	006			87416574	04/19/2017		mm/dd/yyyy	Grom Social, Inc. (FL Corp.)	NOA - SOU/1st EXT Due	04/24/2018
4186U.000023	United States	JUST BRILLIANT	Pending Application	032			87094908	07/06/2016		mm/dd/yyyy	Grom Social, Inc. (FL Corp.)	NOA - SOU/2nd EXT Due	05/09/2018
4186U.000001	United States	GROM SOCIAL	Registered	045			85562637	03/07/2012	4236835	11/06/2012	Grom Social LLC	8&15 (6th yr) Due	11/06/2018
4186U.000003	United States	Grom Social and Design (2) (in color)	Registered	045			85632192	05/22/2012	4242103	11/13/2012	Grom Social LLC	8&15 (6th yr) Due	11/13/2018
4186U.000012	United States	GROMARAMA5	Registered	041			85865718	03/04/2013	4380377	08/06/2013	Grom Social, LLC	8&15 (6th yr) Due	08/06/2019
4186U.000013	United States	GROMHERO	Registered	041			85865868	03/04/2013	4380379	08/06/2013	Grom Social, LLC	8&15 (6th yr) Due	08/06/2019
4186U.000011	United States	GROMPOUND	Registered	041			85865569	03/04/2013	4380376	08/06/2013	Grom Social, LLC	8&15 (6th yr) Due	08/06/2019
4186U.000005	United States	GROM-ATAR	Registered	042			85808094	12/20/2012	4379762	08/06/2013	Grom Social LLC	8&15 (6th yr) Due	08/06/2019
4186U.000008	United States	GROMSTER	Registered	042			85808663	12/21/2012	4464934	01/14/2014	Grom Social LLC	8&15 (6th yr) Due	01/14/2020
4186U.000007	United States	GROMETTE	Registered	042			85808250	12/20/2012	4464932	01/14/2014	Grom Social LLC	8&15 (6th yr) Due	01/14/2020
4186U.000006	United States	GROM	Registered	042			85808178	12/20/2012	4464931	01/14/2014	Grom Social LLC	8&15 (6th yr) Due	01/14/2020
4186U.000009	United States	GROM-A-TRON	Registered	042			85808653	12/21/2012	4464933	01/14/2014	Grom Social LLC	8&15 (6th yr) Due	01/14/2020
4186U.000017	United States	SOLAR SKATE	Registered	009			86218046	03/11/2014	4646714	11/25/2014	Grom Social, Inc.	8&15 (6th yr) Due	11/25/2020
4186U.000018	United States	TECHTOPIA	Registered	009			86346608	07/24/2014	4820748	09/29/2015	Grom Social, Inc.	8&15 (6th yr) Due	09/29/2021

Employees

Grom Social and its subsidiaries, excluding TDH, has 20 full-time employees including our executive officers, and 7 part-time employees in the United States. TDA has approximately 500 full time employees and one executive officer in the Philippines and is expected to add approximately 50-100 more full-time employees during 2018 to address current business opportunities.

ITEM 1A. RISK FACTORS

Risks Related to our Business

Our future performance will depend on the continued engagement of key members of the management team of the Company.

Our future performance depends to a large extent on the continued services of members of the Company’s current management and other key personnel, including Zach Marks. While we have employment agreements with Messrs. Marks, Dearing, and Leiner, the failure to secure the continued services of these or other key personnel for any reason, could have a material adverse effect on our business, operations and prospects. We currently do not carry “key man insurance” on any of our executives.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with Grom, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success. Since inception, we have approximately 7,000,000 Grom Social users between the ages of five and 16 as well as an additional equal number of parents, teachers and guardians in our database as of April 1, 2018. Our future financial performance will be significantly determined by our success in adding, retaining, and engaging users. If people do not perceive our site and the content that we offer to be enjoyable, engaging, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their interaction on our site. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A decrease in user retention, growth, or engagement could render Grom less attractive to developers and advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect our ability to attract and retain user and to increase their engagement on the site, including, but not limited to, if:

•	our users decide to spend their time on competing sites;

•	we fail to introduce new and improved content or if we introduce new content or services that are not favorably received;

•	we are unable to successfully balance our efforts to provide a compelling user experience with the decisions we make with respect to the frequency, prominence, and size of ads and other commercial content that we display;

•	we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience;

•	we adopt policies or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public; or

•	we fail to provide adequate customer service to users, developers, or advertisers;

If we are unable to maintain and increase our user base and user engagement, our revenue, financial results, and future growth potential may be adversely affected.

Our strategy at Grom Social to create new and original content could fail to attract or retain users or generate revenue.

Our ability to retain, increase, and engage our user base and to increase our revenue will depend heavily on our ability to create successful new content, both independently and in conjunction with third parties. If new or enhanced content fails to engage users, developers, or advertisers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

If we are not able to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to expand our user base may be impaired, and our business and financial results may be harmed.

We also believe that maintaining and enhancing the Grom Social brand is central to expanding our base of users and advertisers. Many of our new users are referred by existing users, and therefore we strive to ensure that our users remain favorably inclined towards Grom. Maintaining and enhancing our brand will depend largely on our ability to continue to provide age appropriate, enjoyable, reliable, trustworthy, and innovative content and services, which we may not do successfully. We may introduce new content or terms of service that users do not like, which may negatively affect our brand. Additionally, the actions of third-party developers may affect our brand if users do not have a positive experience using third-party apps and websites integrated with Grom. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our brand may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain the Grom brand or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

Our Grom Social platform may be misused by users, despite the safeguards we have in place to protect against such behavior.

Users may be able to circumvent the controls we have in place to prevent abusive, illegal or dishonest activities and behavior on our websites, and may engage in such activities and behavior despite these controls. For example, our Grom Social platform could be used to exploit children and to facilitate individuals seeking to engage in improper communications or contact with children. Such potential behavior of such users would injure our other users and would jeopardize the reputation and integrity of our Grom Social platform. Fraudulent users could also post fraudulent profiles or create false or unauthorized profiles on behalf of other, non-consenting parties. This behavior could expose us to liability or lead to negative publicity that could injure the reputation of our Grom Social platform and materially adversely affect our brand.

We could experience system failures or capacity constraints that could negatively impact our Grom Social platform and business.

Our ability to provide reliable service to our users largely depends on the efficient and uninterrupted operation of our Grom Social platform, relying on people, processes, and technology to function effectively. Any significant interruption to, failure of, or security breaches affecting, our Grom Social platform could result in significant expense, a loss of users, and harm to our business and reputation. Interruptions, system failures or security breaches could result from a wide variety of causes, including disruptions to the Internet, malicious attacks or cyber incidents such as unauthorized access, loss or destruction of data (including confidential and/or personal customer information), account takeovers, computer viruses or other malicious code, and the loss or failure of systems over which we have no control. The failure of our Grom Social platform, or the loss of data, could result in disruption to our operations, damage to our reputation and remediation costs, which could individually or in the aggregate adversely affect our business and brand.

Improper access to or disclosure of our users’ information, or violation of our terms of service or policies, could harm our reputation and adversely affect our business.

Our efforts to protect the information that our users have chosen to share using Grom Social may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. If any of these events occur, our users’ information could be accessed or disclosed improperly. Our Privacy Policy governs the use of information that users have chosen to share using Grom Social and how that information may be used by us and third parties. Some third-party developers may store information provided by our users through apps on the Grom Social platform or websites integrated with Grom Social. If these third parties or developers fail to adopt or adhere to adequate data security practices or fail to comply with our terms and policies, or in the event of a breach of their networks, our users’ data may be improperly accessed or disclosed.

Any incidents involving unauthorized access to or improper use of the information of our users or incidents involving violation of our terms of service or policies, including our Privacy Policy, could damage our reputation and our brand and diminish our competitive position. In addition, the affected users or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

We face intense competition in all aspects of our business including competition in the animation and webfiltering businesses. If we do not provide a features and content that will engage and attract users, advertisers and developers we may not remain competitive, and our potential revenues and operating results could be adversely affected.

We face intense competition in almost every aspect of our business, including from companies such as Facebook, YouTube, Twitter and Google, which offer a variety of Internet products, services, content, and online advertising offerings, as well as from mobile companies and smaller Internet companies that offer products and services that may compete directly with Grom Social for users, such as Yoursphere, Fanlala, Franktown Rocks and Sweety High. As we introduce new services and products, as our existing services and products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Some of our current and potential competitors have significantly greater resources and better competitive positions than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, our users, content providers or application developers may use information shared by our users through Grom Social in order to develop products or features that compete with us. Certain competitors, including Facebook, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate including: by creating a social networking experience similar to ours with similar content and features. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which may negatively affect our business and financial results.

We believe that our ability to compete effectively depends upon many factors, including:

•	the age appropriateness, attractiveness, safety, ease of use, performance, and reliability of the Grom Social platform, our content and products compared to our competitors;

•	the size and composition of our user base;

•	the engagement of our users with our products;

•	the timing and market acceptance of content, services and products, including developments and enhancements to our or our competitors’ content, services and products;

•	our ability to monetize our products, including our ability to successfully monetize mobile usage;

•	the frequency, size, and relative prominence of the ads and other commercial content displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts;

•	responding to changes mandated by legislation, regulatory authorities, or litigation, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly programmers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to our competitors.

If we are not able to effectively compete, our user base and level of user engagement may decrease, which could make us less attractive to developers and advertisers and materially and adversely affect our revenue and results of operations.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results. We have experienced significant growth in a short period of time. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our Grom Social platform, TDA animation business and NetSpective user services and content may be adversely impacted if we do not if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our Grom Social platform. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our recent growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Since the launch of Grom Social in November 2012, we have grown to over 7,000,000 users with membership in over 200 countries and territories. You should not consider our recent growth as indicative of future performance. We expect in the near term that our growth rate will increase, however, in the future, as our user base increases, our rate of growth will decline. In addition, we will not be able to grow as fast or at all if we do not accomplish the following:

•	increase the number of users of our products and services, and in particular the number of unique visitors to the Grom Social website and our mobile applications;

•	maintain and expand our content;

•	further improve the quality of our existing content, products and services, and introduce high quality new content, products and services;

•	We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on:

•	marketing and advertising, including a significant increase to our television advertising expenditures;

•	product development; including investments in our product development team and the development of new products and new features for existing products; and

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. As we continue to grow, we expect to hire additional personnel. Finally, our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures.

We collect, process, share, retain and use personal information and other data, which subjects us to governmental regulations and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

A variety of federal, state and foreign laws and regulations govern privacy and the collection, use, retention, sharing and security of personal information. We collect, process, use, share and retain personal information and other user data, including information about our users as they interact with our platform, and we have a Privacy Policy concerning our use of use data on our platform. We are subject to COPPA which regulates the collection, use and disclosure of personal information from children under 13 years of age. Our Grom Social platform and our content is directed at children between the ages of five and 16 years of age.

Additionally, we are subject to CIPA, which was enacted by Congress in 2000 to address concerns about children's access to obscene or harmful content over the Internet. CIPA imposes certain requirements on schools or libraries that receive discounts for Internet access or internal connections through the E-rate program – a program that makes certain communications services and products more affordable for eligible schools and libraries. In early 2001, the FCC issued rules implementing CIPA and provided updates to those rules in 2011.

Any failure or perceived failure by us to comply with COPPA, CIPA, or other applicable privacy laws and regulations or with our Privacy Policy or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions or litigation, which could be costly to defend and may require us to pay significant fines or damages. Such failures or perceived failures could also result in public statements against us by consumer advocacy groups, our users or others, which could harm our brand and could cause our users, and their parents, to lose trust in us, which in turn could have an adverse effect on our business. Additionally, if third parties we work with, such as advertisers, vendors, content or platform providers, violate applicable laws or our policies, such violations may also put the information of our users at risk and could in turn have an adverse effect on our business.

We also are or may become required to comply with varying and complex privacy laws and regulations in multiple jurisdictions, and laws and regulations in foreign jurisdictions are sometimes more restrictive than those in the United States. For example, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection and have imposed greater legal obligations on companies in this regard. Proposed legislation and regulations concerning data protection are currently pending at the U.S. federal and state level as well as in certain foreign jurisdictions, and this legislation may impose more stringent operational requirements on us and include significant penalties for non-compliance. In addition, the interpretation and application of privacy and data protection laws in Europe, the United States and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our practices, which could have an adverse effect on our business. Complying with these laws as they evolve could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

As a result of our collection, retention and use of personal data, we are or may become subject to diverse laws and regulations in the United States and foreign jurisdictions mandating notification to affected individuals in the event that personal data (as defined in the various governing laws) is accessed or acquired by unauthorized persons. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

User trust regarding privacy and data security is very important to our brand and the growth of our business, and privacy or data security concerns relating to our Grom Social platform could damage our reputation and brand and deter current and potential users from using our platform, even if we are in compliance with applicable privacy and data security laws and regulations.

Users may curtail or stop their use of our Grom Social platform if our security measures are compromised, if our platform is subject to attacks that degrade or deny the ability of users to access our platform or if our member data is compromised.

Our Grom Social platform collects, processes, stores, shares, discloses and uses the information of our users and their communications. We are vulnerable to computer viruses, break-ins, phishing attacks, and attempts to overload our servers with denial-of-service and other cyberattacks and similar disruptions from unauthorized use of our computer systems. Our security measures may also be breached due to employee error, malfeasance or otherwise. Several recent, highly publicized data security breaches and denial of service attacks at other companies have heightened public awareness of this issue and may embolden individuals or groups to target our systems. Any of the foregoing could lead to interruptions, delays or platform shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential or sensitive information, such as credit card information or information about our members. If our security is compromised, we could experience platform performance or availability problems, the complete shutdown of our platform or the loss or unauthorized disclosure of confidential or sensitive information. We could be subject to liability and litigation and reputational harm, and our members may be harmed, lose confidence in us and decrease or terminate the use of our platform.

We also rely on certain third parties to provide critical services and to store sensitive customer information. For example, our platform is hosted using data centers operated by third parties. However, we have little or no control over the security measures implemented by these parties, and if these measures are compromised, we could be exposed to similar risks and liabilities to those described above.

Unauthorized parties may also fraudulently induce employees or members to disclose sensitive information in order to gain access to our information or the information of our members or access this information through other means. They might also abuse our systems in other ways, such as by sending spam, which could diminish or otherwise degrade the experience of our members or by compromising or gaining unauthorized access to member accounts. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are becoming increasingly sophisticated, they often are not recognized until launched against a target. Furthermore, such attacks may originate from less regulated and remote areas around the world, and we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause existing members to stop using our platform or subject us to lawsuits, regulatory fines or other action or liability, thereby harming our business and operating results.

Moreover, if a high-profile security breach occurs with respect to another social media provider, our users and potential users may lose trust in the security of our platform generally, which could adversely impact our ability to retain existing users or attract new ones.

Future business acquisitions, strategic investments or alliances, if any, as well as recently completed business acquisition transactions could disrupt our business and may not succeed in generating the intended benefits and may, therefore, adversely affect our business, revenue and results of operations.

We recently completed the acquisition of our Animation Division and we may in the future explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

•	our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, or accounting practices or employee issues;

•	failure to successfully integrate our recently acquired business;

•	diversion of management's attention from operating our business to addressing acquisition integration challenges;

•	we may experience difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds;

•	anticipated benefits may not materialize;

•	retention of employees from the acquired company;

•	integration of the acquired company's accounting, management information, human resources and other administrative systems;

•	coordination of product development and sales and marketing functions;

•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition and operating results.

If any of our relationships with internet search websites terminate, if such websites' methodologies are modified or if we are outbid by competitors, traffic to our websites could decline.

We depend in part on various internet search websites, such as Google.com, Bing.com, Yahoo.com and other websites to direct a significant amount of traffic to our websites. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings generally are determined and displayed as a result of a set of unpublished formulas designed by search engine companies in their discretion. Purchased listings generally are displayed if particular word searches are performed on a search engine. We rely on both algorithmic and purchased search results, as well as advertising on other internet websites, to direct a substantial share of visitors to our websites and to direct traffic to the advertiser customers we serve. If these internet search websites modify or terminate their relationship with us or we are outbid by our competitors for purchased listings, meaning that our competitors pay a higher price to be listed above us in a list of search results, traffic to our websites could decline. Such a decline in traffic could affect our ability to generate advertising revenue and could reduce the desirability of advertising on our websites.

We may have difficulty scaling and adapting our existing network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could cause us to incur significant expenses and lead to the loss of users and advertisers.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computer power we will need. We could incur substantial costs if we need to modify our websites or our infrastructure to adapt to technological changes. If we do not maintain our network infrastructure successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users' experience could decline. Maintaining an efficient and technologically advanced network infrastructure is particularly critical to our business because of the pictorial nature of the products and services provided on our websites. A decline in quality could damage our reputation and lead us to lose current and potential users and advertisers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We are a holding company organized in Florida, with no operations of our own, and we depend on our subsidiaries, incorporated in Hong Kong, Manila and Florida for cash to fund all of our operations and expenses, including making future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to fund operations and expenses, to pay dividends or to meet debt service obligations is dependent on the earnings and the receipt of funds from our subsidiaries. Deterioration in the financial condition, earnings or cash flow of TD Holdings and its subsidiary for any reason could limit or impair to make payments to us. Additionally, to the extent that we need funds, and our subsidiaries are restricted from making such distributions under applicable law or regulation or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations or prospects. The officers and directors and assets of our animation division are located outside of the United States. As a result, it may be difficult or impossible to effect service of process within the United States or elsewhere upon these persons. In addition, uncertainty exists as to whether the courts outside of the U.S. would recognize or enforce judgments of U.S. courts obtained against such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in jurisdictions outside of the U.S. against us or such persons predicated upon the securities laws of the United States or any state thereof.

We may not be able to successfully grow and expand our business.

We may not be able to successfully expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train, and manage our employee base. The management, systems, and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations, and financial condition.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our shareholders. Any such financings will likely be dilutive to our shareholders.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

We may be subject to claims alleging the intellectual property subject to our licensing agreements is violating the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and intellectual property rights of others. We could be required to participate in interference proceedings involving issued patents and pending applications of another entity. The cost to us of any such proceeding could be substantial. An adverse outcome in an interference proceeding could require us to cease using the technology, substantially modify it or to license rights from prevailing third parties. There is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our services, technologies or other matters.

Risks Related to Top Draw

Top Draw’s business operations are located in the Philippines, which means our results of operations or financial condition could be materially adversely affected by economic or political developments in the Philippines.

Top Draw’s business operations are located in the Philippines. As a result, we are subject to certain risks presented by the Philippine economy and regulatory environment. We believe that the Philippine government exercises substantial control over virtually every sector of the Philippine economy through regulations and, in some cases, state-ownership. Our ability to operate Top Draw’s in the Philippines may be harmed by changes in the local laws and regulations, including those relating to employment, taxation, business regulation, intellectual property rights, property and other matters. Further, any political turmoil, adverse weather condition, calamity or epidemic that occurs in the Philippines would have a significant negative impact on Top Draw which would adversely affect our revenue and results of operation.

Operating Top Draw in the Philippines subjects us to challenges and risks unique to operating a business in the Philippines and if we are unable to manage those challenges and risks, the growth of our business could be limited, and our business could suffer.

Operating Top Draw in the Philippines subjects us to a number of risks and challenges that specifically relate to our Philippine operations. Our Philippine operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business, revenue and operating results. These risks and challenges include:

•	difficulties and costs of staffing and managing foreign operations, including any impairment to our relationship with employees caused by the change in ownership;

•	restrictions imposed by local labor practices and laws on our business and operations;

•	exposure to different business practices and legal standards;

•	unexpected changes in regulatory requirements;

•	the imposition of government controls and restrictions;

•	political, social and economic instability and the risk of war, terrorist activities or other international incidents;

•	the failure of telecommunications and connectivity infrastructure;

•	natural disasters and public health emergencies;

•	potentially adverse tax consequences; and

•	lack of intellectual property protection.

Although we report our results of operations in U.S. dollars, approximately 15% of our revenue is denominated in foreign currencies. We do not hedge against currency fluctuations and unfavorable fluctuations in foreign currency exchange rates and could in the future have a material adverse effect on our results of operations.

Because our consolidated financial statements are presented in U.S. dollars, we must translate our Top Draw’s revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, originally denominated in other currencies. These changes cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in other currencies when compared against other periods.

An increase in the value of other currencies, against the U.S. dollar could increase costs for delivery of our digital animation services by increasing labor and other costs that are denominated in other currencies. Conversely, a decrease in the value of other currencies, against the U.S. dollar could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost

We may not be able to successfully integrate future acquisitions, with our Grom Social business.

We acquired Top Draw in order to diversify our products and business and to realize certain synergies through the production of animated content for the Grom Social platform. If we are unable to successfully integrate the Top Draw business, or to realize anticipated Grom Social content enhancements or other synergies, in a timely manner, our revenue and results of operation could be adversely affected.

The Top Draw acquisition or any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, such as Top Draw Animation, particularly if the key personnel of the acquired company choose not to work for us or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Historically, Top Draw’s business has been reliant and concentrated upon a limited number of key clients, the loss of any one of which could have a material adverse effect on Top Draw’s and our revenue and profitability.

During the year ended December 31, 2017, Top Draw accounted for approximately 88% of our consolidated revenue. During the same period, four clients for Top Draw accounted for approximately 77% of consolidated revenue. Although the relative percentages by client may change from quarter to quarter the reliance upon a limited number of clients is not expected to change for the foreseeable future. As a result, a decrease in business or revenue from any one or more of these key clients, could materially negatively impact Top Draw’s and our revenue, results of operation, and financial condition.

The success of Top Draw, and consequently our success, depends on certain key employees.

The success of Top Draw, and consequently our success depends to a significant extent on the performance of a certain senior management personnel and other key employees. In particular, we are dependent upon the services of Wayne Dearing and Stella Dearing to operate and manage Top Draw. The loss of the services of any of Wayne or Stella Dearing, could have a material adverse effect on our business, revenue, and results of operation

In order for our digitally animated content and related products to be successful, we must develop appealing creative content.

The success of each digitally animated feature developed and produced by Top Draw depends in large part upon our ability to develop and produce compelling stories and characters that will appeal to our target audience. Traditionally, this process has been extremely difficult. While Top Draw has enjoyed success with its digitally animated features, there can be no assurance that similar levels of success will be achieved by Top Draw’s subsequent features and our other future projects.

We expect to experience intense competition with respect to Top Draw’s digitally animated features and related content.

We expect that Top Draw’s digitally animated features will compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney, DreamWorks Animation SKG, Inc., Warner Bros. Entertainment, Sony Pictures Entertainment, Fox Entertainment Group Inc., Paramount Pictures, Lucasfilm Ltd., Universal Studios, Inc., MGM/UA, and Studio Ghibli as well as numerous other independent motion picture production companies.

We believe competition from animated feature films and family-oriented feature films will likely continue to intensify over the next several years. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do. In addition to box office and home video competition, other family-oriented features and films will compete with Top Draw Animation’s digital features.

If we are not able to produce digital features and content that can compete successfully with offerings from our competitors, it could have a material adverse impact on our business, revenue and results of operation.

We expect competition to persist, intensify and increase in each of our business areas in the future. Some of our current and potential competitors have longer operating histories, larger installed customer bases and significantly greater financial, technical, marketing and other resources than we do. There can be no assurance that we will be able to compete successfully against current or future competitors. Such competition could have a material adverse effect on our business, revenue, operating results or financial condition.

Risks Related to our Common Stock

There is no assurance that we will be able to pay dividends to our shareholders, which means that you could receive little or no return on your investment.

Payment of dividends from our earnings and profits may be made at the sole discretion of our board of directors, there is no assurance that we will generate any distributable cash from operations.  Our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. Consequently, you may receive little or no return on your investment.

We may authorize and issue shares of new classes that could be superior to or adversely affect you as a holder of our common stock.

Our board of directors and shareholders have the power to authorize and issue shares of classes that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights. These shares may be issued at a price and on terms determined by our board of directors. The terms of the shares and the terms of issuance of the shares could have an adverse impact on your rights and could dilute your financial interest in us.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders. The amount of any debt financing we incur to finance the construction and commencement of operations at the plant, plus possible additional borrowings and operating liabilities, creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our shareholders after payment of our debts.

There is a limited public market for our Common Stock.

There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock will be able to be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In the United States we lease approximately 1,000 square feet of office space in Boca Raton, Florida at the rate of $2,000 per month pursuant to a three-year lease expiring in October 2018. Our Florida office houses our corporate headquarters and administrative staff.

Our animation business leases portions of 3 floors comprising in the aggregate approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila. The space is used for administration and production purposes and we pay approximately $22,533 per month in the aggregate for such space (which increases by approximately 5% per year. These leases expire in December 2022.

We opened a new 1,400 square foot office in Norcross, Georgia on January 1, 2018 to house our NetSpective division.  The monthly rent is $2,055 which increases by approximately 3% annually, pursuant to a five-year lease which expires in December 2023.

We believe our leased space for the present time is adequate and additional space at comparable prices is available at all locations.

ITEM 3. LEGAL PROCEEDINGS

We are unaware of any pending or threatened litigation by or against us.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is and has been quoted on the OTCQB maintained by OTC Markets, Inc. under the symbol “GRMM” since August 17, 2017. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2017				2016
Quarter Ended	High		Low		High		Low
March 31	$	N/A	$	N/A	$	N/A	$	N/A
June 30	$	N/A	$	N/A	$	N/A	$	N/A
September 30		$3.00		$1.40	$	N/A	$	N/A
December 31		$1.45		$0.30	$	N/A	$	N/A

Holders

As of the date of this Annual Report, we had 126,066,419 shares of our common stock issued and outstanding, held by 493 shareholders of record, not including those persons holding shares in “street name.”

Stock Transfer Agent

Our stock transfer agent for our securities is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado, 80209, Telephone: 303-282-4800.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

We currently do not have an equity compensation plan.

Unregistered Sales of Equity Securities

During the period from October 1, 2017 through the period ended December 31, 2017, we had the following issuances of unregistered securities:

•	We issued 229,350 shares of our common stock pursuant to stock warrant exercises. The shares issued were valued at $55,000.

•	We issued 305,000 shares to employees. The shares issued were valued at $171,250

•	We issued 1,667,000 shares for consulting, professional and other services. The shares issued were valued at $936,000

•	We issued 1,000,000 shares in lieu of cash for loans payable and other accrued obligations. The shares issued were valued at $500,000

•	We issued 300,000 shares in connection with acquisition of a business. The shares were valued at $147,000

•	We issued $601,223 of secured convertible OID Notes at an interest rate of 10%. In connection with the issuance of these Notes and as an inducement to enter into these Notes we issued 150,305 shares valued at $78,321

With respect to the sales of our securities described above, we relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Annual Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

Effective August 17, 2017 (the “Effective Date”), we consummated the acquisition of Grom Holdings. Pursuant to the terms of the Share Exchange, we amended our Articles of Incorporation to increase our capitalization to 200,000,000 shares of common stock authorized, as well as to change our name to “Grom Social Enterprises, Inc.” On the Effective Date, we issued an aggregate of 110,853,883 shares of our common stock to the Grom Holdings shareholders, pro rata to their respective ownership. Each share of Grom Holdings was exchanged for 4.17 shares of Illumination common stock. As a result, the stockholders of Grom Holdings are now stockholders of the Company and the Grom Holdings shareholders own approximately 92% of our issued and outstanding shares of common stock.

As a result of the acquisition of Grom Holdings we now operate our business through five wholly-owned subsidiaries, including:

•	Grom Social which operates the Company’s social media network designed for children.

•	TD Holdings whose operations are conducted through its subsidiary companies, TDAHK and TDA. TD Holdings principal activities, based in Manila, Philippines, are the production of animated films.

•	GES which the Company operates its NetSpective WebFiltering services that is provided to schools and libraries.

•	GNS through which the Company intends to market and distribute four flavors of a nutritional supplement to children.

•	IAL, which operates the LED business that was Illumination America’s principal business prior to the Grom Holdings acquisition.

As described above, we deemed the transfer of net assets to be a reverse acquisition in accordance with FASB ASC 805-40, "Reverse Acquisitions". The legal acquirer is Illumination America and the legal acquiree is Grom Holdings, Inc. However, the transaction was accounted for as a recapitalization effected by a share exchange, wherein Grom Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Results of operations for the years ended December 31, 2017 and 2016 include the operations of Grom and its five wholly owned subsidiaries. It does not include the operating results of Illumination America.

Retroactive Application of the Share Exchange Ratio

All references to common stock totals or values in this Annual Report, unless otherwise stated have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2017 and December 31, 2016

Revenue

During the year ended December 31, 2017, we generated revenues of $7,692,926 compared to revenues of $3,815,469 during the year ended December 31, 2016, an increase of $3,877,457 or 101.6%. This increase is primarily attributable to the inclusion of $871,619 in revenue in 2017 from NetSpective webfiltering at GES which was acquired on January 1, 2017, compared to zero in the comparable period in the prior year; (2) the inclusion of a full year of revenue in 2017 from TDA compared to half of one year in 2016 since TDA was acquired on July 1, 2016.

Subscription and advertising revenue generated by our gromsocial.com website and from our MamaBear safety application for the years ended December 31, 2017 and 2016, were approximately $18,000. We expect to start generating increasing revenue from these sources in the second half of 2018. Additionally, we expect generate revenues from our new nutritional product supplement for children that we also expect to launch in the second half of 2018. However, there can be no assurances we will be successful in generating increasing revenue from these sources.

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

Gross margin for the years ended December 31, 2017 and 2016 were 44.8% and 33.9%, respectively. The increase in gross margin for the year ended 2017 compared to 2016, is primarily attributable to the inclusion of gross margins from our web filtering division.

Operating expenses

Operating expenses were $10,189,243 for the year ended December 31, 2017, compared to $12,853,211 for same period ended in 2016, or a decrease of $2,664,068. The decrease in 2017 is primarily attributable to a reduction of approximately $5.5 million in stock based compensation; offset by the inclusion of a full year’s worth of general and administrative expenses at TDA compared to six months’ worth of general and administrative expenses in the prior year and due to the inclusion of general and administrative expense our web filtering division in 2017 amounting to a total increase of approximately $1,530,000 over prior year levels.

Interest Expense

Interest expense is comprised of cash interest payable on the Note due to the TDA Sellers, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $659,293 for the year ended December 31, 2017 compared to $1,174,176 during the year ended December 31, 2016, or a decrease of $514,833. The significant decrease is attributable to a reduction in the amortization of note discounts.

Other Income

Other income for the periods ended December 31, 2017 and 2016 are primarily comprised of two elements, royalty income earned on film projects at TD Holdings, and income due to reductions in the estimates for the earnout liability related to TD Holdings for both 2017 and 2016. Other income was $1,392,017 for the year ended December 30, 2017 compared to other income of $2,091,629 in 2016. The decrease in other income is attributable to a decrease in 2017 of the contingent purchase consideration adjustments from $2,055,895 in 2016 compared to $1,502,707; offset by an increase in royalty income of $251,810 compared to royalty income of $35,477 in 2016. These royalties are not expected to occur at 2017 levels in future periods.

Net loss

Net loss for the period ended December 31, 2017 was $6,045,660 or ($0.06) per share compared to a net loss of $10,713,158 during the period ended December 31, 2016. Stock-based compensation was $2,658,633 in 2017 compared to $8,080,000 in 2016. Additionally, other income was $1,392,017 in 2017 compared to $2,091,629 in 2016; and depreciation and amortization was $1,138,583 in 2017 compared to 354,446. The net loss excluding these items from the periods ended December 31, 2017 and 2016 were $3,640,461 and $4,369,343, respectively, the decrease in this comparative net loss is primarily attributable to the inclusion a full year of profitable operations at TDH, compared to six months in 2016 since TDH was acquired on July 1, 2016.

Liquidity and Capital Resources

At December 31, 2017, we had $436,869 in cash.

During the year ended December 31, 2017, net cash used in operating activities was $1,410,015 compared to net cash used of $548,748 during the same period in 2016. The increase of $861,267 in net cash used in operating activities is primarily attributable to an increase in 2017 in the net loss from operations excluding non-cash stock option expense of approximately $755,000, offset by an increase of approximately $856,000 in common stock issued for fees and services, and an increase of $362,500 in the earnout consideration realized in the acquisition of a business; compared to the 2016 period.

Net cash used in investing activities decreased from $2,752,868 during the year ended December 30, 2016 to $562,322 during the year ended December 30, 2017, a decrease of $2,190,546. The decrease is primarily attributable to acquisition activity in 2016 where the Company invested $2,475,576 net of cash acquired with the business to acquire TD Holdings, offset by an increase in the purchase of fixed assets of approximately $300,000 in 2017.

Net cash provided by financing activities was $1,989,100 for the year ended December 31, 2017 compared to $3,796,676 for the same period ended December 31, 2016. The decrease in net cash provided by financing activities of $1,807,576 is primarily due to a reduction of approximately $2,164,500 in the issuance of convertible debenture from 2016 to 2017.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred annual losses since inception and expect we may incur additional losses in future periods. Additionally, as of December 31, 2017, excluding related party payables to our officers and principal shareholders which are not anticipated to be paid for the foreseeable future, we had a working capital deficit of $1,437,183.

We currently have a monthly consolidated cash operating loss of approximately $150,000, or approximately $1,800,000. In order to fund our operations, we believe we will be required to raise approximately $2,000,000. As of the date of this Annual Report we have no commitment from any investment banker or other traditional funding sources and, while we have had discussions with various potential funding sources, we have no definitive agreement with any third party to provide us with financing, either debt or equity. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the years ended December 31, 2017 and 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, convertible debentures and officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Basis of Presentation

The Company has deemed the transfer of net assets to be a reverse acquisition in accordance with FASB ASC 805-40, "Reverse Acquisitions". The legal acquirer is Illumination America and the legal acquiree is Grom Holdings, Inc. However, the transaction was accounted for as a recapitalization effected by a share exchange, wherein Grom Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the year ended December 31, 2017, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Grom Social, TD Holdings, GES, Illumination, GNS and IAL. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to house the NetSpective assets and business which was acquired on January 1, 2017.

GNS, which was formed in April 2017, had not recorded any activity through the date of this Annual Report.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and December 31, 2016. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

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

The Company may record a write down against cost for inventory if necessary, based on a review of the movement and current condition of raw materials. The Company does not believe that any obsolescence exists on work in process. In the event of a dispute with a client regarding quality or specifications, the Company may incur additional costs because of retakes and editing in an effort to achieve customer satisfaction.

The Company believes that no reserve for obsolete inventory is necessary as of December 31, 2017 and December 31, 2016.

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

Construction in process is not depreciated until the construction is completed and the asset is placed into service.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The Company performed its annual fair value assessment at December 31, 2017 and 2016 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2017 and at December 31, 2016, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2017, and December 31, 2016, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management believes the impact of the adoption of ASU 2014-09 will not have any material impact on its Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

GROM SOCIAL ENTERPRISES, INC.

B F Borgers CPA PC

To the shareholders and the board of directors of Grom Social Enterprises, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grom Social Enterprises, Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2015.

Lakewood, Colorado

April 17, 2018

GROM SOCIAL ENTERPRISES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$436,869	$443,494
Accounts receivable, net	445,388	550,145
Inventory	426,998	390,931
Prepaid expenses and other current assets	1,035,379	142,208
Total current assets	2,344,634	1,526,778
Property and equipment, net	849,893	559,538
Goodwill	8,800,761	8,104,056
Intangible assets, net	6,768,857	6,583,661
Deferred tax assets, net -- noncurrent	201,290	165,901
Other assets	81,345	45,704
Total assets	$19,046,780	$16,985,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$882,504	$771,870
Accrued liabilities	1,592,726	1,149,672
Advanced payments and deferred revenues	1,184,624	347,162
Related party payables	2,076,640	2,119,263
Convertible debentures, current portion	75,000	–
Income taxes payable	46,963	30,137
Total current liabilities	5,858,457	4,418,104
Convertible debentures, net of loan discounts	1,463,273	188,317
Senior secured promissory notes, net of loan discounts	3,953,661	3,762,961
Contingent purchase consideration	429,000	1,931,707
Other noncurrent liabilities	237,495	239,719
Total liabilities	11,941,886	10,540,808

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 124,273,548 and 101,452,789 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	124,274	101,454
Additional paid-in capital	47,901,532	41,195,941
Accumulated earnings (deficit)	(40,843,568)	(34,797,909)
Accumulated other comprehensive income	(77,344)	(54,656)
Total stockholders' equity	7,104,894	6,444,830
Total liabilities and equity	$19,046,780	$16,985,638

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,	Year Ended December 31,
	2017	2016

Sales	$7,692,927	$3,815,469
Cost of goods sold	4,248,372	2,520,333
Gross margin	3,444,555	1,295,136
Operating expenses:
Depreciation and amortization	1,138,583	354,446
Selling and marketing	279,586	266,018
General and administrative	4,302,869	2,772,257
Professional fees	1,809,571	1,379,592
Stock based compensation	2,658,633	8,080,998
Impairment of goodwill and other intangible assets	–	–
Total operating expenses	10,189,242	12,853,311
Income (loss) from operations	(6,744,687)	(11,558,175)
Other income (expense)
Interest income (expense), net	(659,293)	(1,174,176)
Other gains (losses)	1,392,017	2,091,629
Total other income (expense)	732,724	917,453
Income (loss) before income taxes	(6,011,963)	(10,640,722)

Provision for income taxes (benefit)	33,696	72,436
Net income (loss)	(6,045,659)	(10,713,158)

Basic and diluted earnings (loss) per common share	$(0.06)	$(0.12)

Weighted-average number of common shares outstanding:
Basic and diluted	109,580,784	91,556,827

Comprehensive loss:
Net income (loss)	$(6,045,660)	$(10,713,158)
Foreign currency translation adjustment	(22,688)	(54,656)
Comprehensive income (loss)	$(6,068,348)	$(10,767,814)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Changes in Stockholders' Equity

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2015	–	$–	82,419,779	$82,420	$23,133,298	$(24,084,751)	$–	$(869,033)

Net income (loss)	–	–	–	–	–	(10,713,158)	–	(10,713,158)
Change in foreign currency translation	–	–	–	–	–	–	(54,656)	(54,656)
Issuance of common stock in connection with sales made under private offerings	–	–	436,987	437	339,639	–	–	340,076
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	5,216,670	5,217	1,245,783	–	–	1,251,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	543,030	543	342,682	–	–	343,225
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	521,250	521	149,479	–	–	150,000
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	884,244	884	666,448	–	–	667,332
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	41,700	42	32,458	–	–	32,500
Issuance of common stock in connection with the acquisition of a business	–	–	7,408,701	7,409	4,265,091	–	–	4,272,500
Issuance of common stock in connection with the acquisition of certain intangible assets		–	208,500	209	162,291	–	–	162,500
Conversion of convertible debentures and accrued interest into common stock		–	3,771,928	3,772	2,709,857	–	–	2,713,629
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	67,917	–	–	67,917
Stock based compensation expense related to stock options	–	–	–	–	8,080,998	–	–	8,080,998

Balance, December 31, 2016	–	$–	101,452,789	$101,454	$41,195,941	$(34,797,909)	$(54,656)	$6,444,830

Net income (loss)	–	–	–	–	–	(6,045,659)	–	(6,045,659)
Change in foreign currency translation	–	–	–	–	–	–	(22,688)	(22,688)
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	6,530,220	6,530	1,559,470	–	–	1,566,000
Issuance of common stock as compensation to employees, officers and/or directors	–	–	1,156,931	1,157	834,068	–	–	835,225
Issuance of common stock in exchange for consulting, professional and other services	–	–	3,264,965	3,265	1,889,470	–	–	1,892,735
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	1,045,870	1,046	531,954	–	–	533,000
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	150,305	150	78,172	–	–	78,322
Issuance of common stock in connection with the acquisition of a business	–	–	300,000	300	146,700	–	–	147,000
Issuance of common stock in connection with the acquisition of certain intangible assets	–	–	83,400	83	59,917	–	–	60,000
Conversion of convertible debentures and accrued interest into common stock	–	–	24,324	24	17,475	–	–	17,499
Recapitalization	–	–	10,264,744	10,265	(235,043)	–	–	(224,778)
Stock based compensation expense related to stock options	–	–	–	–	1,823,408	–	–	1,823,408

Balance, December 31, 2017	–	$–	124,273,548	$124,274	$47,901,532	$(40,843,568)	$(77,344)	$7,104,893

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Cash flows from operating activities of continuing operations:
Net income (loss)	$(6,045,659)	$(10,713,158)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,364,740	489,659
Amortization of debt discount	195,877	770,576
Common stock issued for financing costs	17,499	32,500
Common stock issued in exchange for fees and services	1,199,785	343,225
Deferred taxes	(35,389)	14,834
Earnout consideration realized in connection with acquisition of a business	362,500	–
Stock based compensation	2,658,633	8,080,998
Unrealized (gain) loss on change in fair value of contingent consideration	(1,502,707)	(2,055,895)
Changes in operating assets and liabilities:
Accounts receivable	104,758	143,261
Inventory	(36,068)	(40,162)
Prepaid expenses and other current assets	(232,720)	2,670
Other assets	(35,641)	3,608
Accounts payable	(89,246)	751,404
Accrued liabilities	74,619	113,646
Advanced payments and deferred revenues	315,728	(350,591)
Income taxes payable and other noncurrent liabilities	14,602	15,226
Related party payables	258,674	1,849,451
Net cash provided by (used in) operating activities	(1,410,015)	(548,748)

Cash flows from investing activities:
Cash consideration for acquisition of business	–	(3,500,000)
Cash acquired in acquisition of business	182	1,024,424
Purchase of fixed assets	(562,504)	(256,771)
Purchase of intangible assets	–	(20,521)
Net cash provided by (used in) financing activities	(562,322)	(2,752,868)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	–	340,076
Proceeds from exercise of common stock purchase warrants, net of issuance costs	1,566,000	1,251,000
Proceeds from issuance of convertible debentures	541,100	2,705,600
Proceeds from issuance of senior, secured promissory notes	32,000	–
Repayments of convertible debentures	(150,000)	–
Repayments of loans payable	–	(500,000)
Net cash provided by (used in) financing activities	1,989,100	3,796,676

Effect of exchange rates on cash and cash equivalents	(23,388)	(54,656)
Net increase (decrease) in cash and cash equivalents	(6,625)	440,404
Cash and cash equivalents at beginning of period	443,494	3,090
Cash and cash equivalents at end of period	$436,869	$443,494

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$147,000	$4,240,000
Common stock issued with letter of intent to acquire a business	$–	$32,500
Common stock issued related to acquisition of intangible assets	$60,000	$162,500
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$78,321	$667,332
Common stock issued in connection with long term service contracts	$692,950	$–
Common stock issued to reduce convertible and promissory notes payable	$500,000	$–
Common stock issued to reduce accounts payable and other accrued liabilities	$33,000	$150,000
Contingent purchase consideration	$–	$3,987,602
Conversion of convertible debentures and accrued interest into common stock	$–	$2,713,629
Debt issued related to acquisition of a business	$1,000,000	$4,500,000
Discount for beneficial conversion features on convertible debentures	$60,123	$67,917
Discount for fair value adjustment on promissory notes	$–	$309,049

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

As a result of the acquisition of Grom Holdings, Inc. the Company now operates its business through five wholly-owned subsidiaries, including:

•	Grom Social, Inc. (“Grom Social”) incorporated in the State of Florida in March 2012, which operates the Company’s social media network designed for children;

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, is incorporated in Hong Kong. Its operations are conducted through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc. (“Top Draw”, or “TDA”). The group’s principal activities, based in Manila, Philippines, are the production of animated films;

•	Grom Educational Services Inc. (“GES”), formed in February 2017, is a Florida corporation through which the Company operates its NetSpective Web Filtering services that is provided to schools and libraries;

•	Grom Nutritional Services (“GNS”), is a Florida corporation formed in April 2017 through which the Company intends to market and distribute four flavors of a nutritional supplement to children; and

•	Illumination America Lighting (“IAL”), which operates the LED business that was formerly Illumination America, Inc.’s principal business prior to the Grom Holdings acquisition.

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

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, convertible debentures and officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Basis of Presentation

The Company deemed the transfer of net assets pursuant to the Share Exchange Agreement to be a reverse acquisition in accordance with FASB ASC 805-40, "Reverse Acquisitions". The legal acquirer is Illumination America, Inc. and the legal acquiree is Grom Holdings, Inc. However, the transaction was accounted for as a recapitalization effected by a share exchange, wherein Grom Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the year ended December 31, 2017, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, GNS and Illumination America Lighting. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to house the NetSpective WebFiltering assets and business which was acquired on January 1, 2017.

GNS which was formed in April 2017, had not recorded any activity through the date of this Annual Report.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and December 31, 2016. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3
Earnout liability	$–	$–	$429,000

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016.

Fair value, January 1, 2016	$–
Fair value of contingent consideration issued during the period	3,987,602
Change in fair value	(2,055,895)
Fair value, December 31, 2016	1,931,707
Fair value of contingent consideration issued during the period	362,500
Change in fair value	(1,865,207)
Fair value, December 31, 2017	$429,000

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be more than the Federal Deposit Insurance Corporation-insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

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

A provision for inventory obsolescence or slow-moving inventory is set-up, if necessary, based on a review of the movement and current condition of raw materials. The Company does not believe that any obsolescence is exists on finished work in process. In the event of a dispute with a client regarding quality or specifications, the Company may incur additional costs because of retakes and editing to achieve customer satisfaction.

The Company believes that no reserve for obsolete inventory is necessary as of December 31, 2017 and December 31, 2016.

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

Construction in process is not depreciated until the construction is completed and the asset is placed into service.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2017 and at December 31, 2016, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2017, and December 31, 2016, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management believes the impact of the adoption of ASU 2014-09 will not have any material impact on its Consolidated Financial Statements.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Accounts receivable	$445,388	$697,115
Allowance for doubtful accounts	–	(146,970)
Total accounts receivable, net	$445,388	$550,145

Effective July 1, 2016, the Company received $1,719,001 in gross accounts receivable in connection with its acquisition of TD Holdings. See Note 6 – Business Combinations. An allowance for bad debts totaling $146,904 was reserved against those trade receivables. As of December 31, 2017, and December 31, 2016, the Company evaluated its outstanding trade receivables and determined that its allowance for bad debts was sufficiently reserved. No bad debt expense was recorded during the years ended December 31, 2017 and December 31, 2016.

During the year ended December 31, 2017, the Company had four customers that accounted for approximately 71.6% of consolidated revenues and three customers that accounted for 77.3% of consolidated accounts receivable.

During the year ended December 31, 2016, the Company had four customers that accounted for 60% revenues and the same four customers that accounted for 73.7% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Collaborative development agreement	$191,531	$–
Payment with a letter of intent to acquire business	–	32,500
Prepaid rent	55,211	–
Vendor advances	43,219	–
Prepaid service agreements	578,732	83,690
Employee advance and other payroll related items	15,734	–
Other prepaid expenses and current assets	150,952	26,018
Total	$1,035,379	$142,208

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$1,792,499	$(1,319,388)	473,111	$1,789,070	$(1,430,016)	$359,054
Construction in progress	219,938	–	219,938	–	–	–
Machinery and equipment	95,356	(88,342)	7,014	561,431	(536,045)	25,386
Vehicles	159,431	(110,098)	49,333	143,395	(83,130)	60,265
Furniture and fixtures	305,854	(273,768)	32,086	297,346	(263,290)	34,056
Leasehold improvements	654,309	(585,808)	68,501	648,443	(567,666)	80,777
Total fixed assets	$3,227,387	(2,377,404)	849,983	$3,439,685	$(2,880,147)	$559,538

For the years ended December 31, 2017 and the year ended December 31, 2016, the Company recorded depreciation expense of $277,047 and $131,132, respectively.

6.	BUSINESS COMBINATIONS

Acquisition of TD Holdings Limited

On February 6, 2016, Grom Holdings entered into a letter of intent to acquire all of the stock of TD Holdings Limited. Grom Holdings issued 417,000 shares of its common stock valued at $0.58 per share, or $240,000, in return for a period of exclusivity through May 31, 2016.

On June 20, 2016, Grom Holdings executed a share sale agreement with TD Holdings. Under the terms of the agreement, Grom Holdings paid $12.0 million in consideration including $3.5 million in cash, the issuance of $4.0 million of its common stock and the issuance of $4.5 million in 5% senior, secured promissory notes in exchange for all of the equity of TD Holdings. The 7,367,001 shares of the Company’s common stock issued were subject to a twelve-month restrictive period from the date of the transaction closing. The transaction closed effective July 1, 2016.

The Sellers were also entitled to receive $329,644 in post-closing cash payments for the excess working capital, as defined by the agreement, on TD Holdings’ closing balance sheet. These amounts were subject to certain adjustments, and payable on demand after the transaction closing date. As of December 31, 2016, the excess working capital obligation was fully satisfied.

Additionally, the former stockholders will have the opportunity for contingent, earn-out payments of up to $5.0 million if certain revenue and EBITDA thresholds are achieved over the three-year post-closing period. The earn-out payments, if made, shall be payable 25% in cash and 75% in common stock. At December 31, 2016, no earn-out thresholds were achieved. -see Note 12, Debt, “Amendment of TDA Sellers Note”.

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

For the year ended December 31, 2017, the Company recorded $202,667 in interest expense related to the note discount. The remaining discount balance at December 31, 2017 was $86,338.

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

Acquisition of NetSpective Webfiltering

On January 1, 2017, Grom Holdings acquired the assets of NetSpective Webfilter, a division of TeleMate.net Software (the “Sellers”). Under the terms of the agreement, Grom Holdings paid $1.0 million in consideration in the form of a $1.0 million redeemable, convertible promissory note. The note bears interest at 0.68% per annum. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the Sellers into the Company’s common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the Sellers, the note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

The Sellers had the opportunity for contingent, earn-out payments of up to $362,500 if certain net cash flow thresholds are achieved during the one-year post-closing period. The earn-out payments, if made, shall be payable entirely in common stock.

Consideration Paid:
Cash and cash equivalents	$–
Common stock, 41,700 shares paid with letter of intent	32,500
Senior, secured promissory notes	1,000,000
Financial liabilities assumed	521,735
Contingent purchase consideration	362,500
Fair value of total consideration	$1,916,735

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Intangible asset
Brand name	69,348
Software	1,134,435
Customer relationships	74,004
Financial liabilities:
Deferred revenues	(521,735)
Writedown of purchase consideration	463,978
Goodwill	696,705
$1,916,735

Additionally, since the valuation report reflected that the earnout threshold would not be reached, and the earnout was achieved, the Company recorded an additional expense of $362,500 related to the acquisition of Netspective.

In determining the fair value of the convertible promissory note issued, the Company considered, among other factors, the market yields on debt securities for similar time horizons and level of perceived risk of the investment. Based on the conversion factors and interest rate contained in the note, the Company believes the note represents fair value.

We used a lattice model to estimate the fair value of the contingent consideration. We forecast future up and down movements based on the 9.7% historical volatility of “Net Cash Flow” which includes the years 2014-2016. The weighted average probability of each scenario was calculated and since it did not reach the earnout threshold, we did not record any contingent consideration provision.

The fair value of the internally developed software was estimated using a replacement cost approach similar to the Constructive Cost Model (“COCOMO”) II.  The model is an algorithmic software cost estimation tool that estimates the cost, effort, and schedule of a hypothetical software project. We estimated costs based on total lines of code in the program and labor cost rates for the required personnel, in addition to a profit component.  Although this is a replacement cost model, we believe it represents fair value from a market participant perspective. The key assumptions used include average labor rates, total estimated labor hours, and an income tax rate of 40%.

In determining the purchase price allocation, the Company considered, among other factors, how a market participant would likely use the acquired assets. The estimated fair value of intangible assets was based on the income approach for customer relationships and tradename and a replacement cost method for the software programs. The income approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate, which accounts for the time value of money and the degree of risk inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief-from-royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration. The replacement cost model uses estimated current costs at the Measurement Date, plus a profit component.

The “relief-from-royalty” method was used to value the trade names acquired from TeleMate. The “relief-from-royalty” method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The key assumptions in the prospective cash flows include a 15% compound annual sales growth rate over the five years period subsequent to the acquisition. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names acquired were as follows: royalty rate of 1.0%, discount rate of 17.1%, and a tax rate of 40.0%. The trade names are expected to be used indefinitely and the value includes a terminal value, based on a long-term sustainable growth rate of 2.0%, of the after-tax royalty savings determined using a form of the Gordon Growth model.

The fair value of customer relationships was valued using an income method. Net Operating Profit After Tax (“NOPAT”) per customer is a function of the gross profit margin of the Company, applicable contributory assets (i.e., working capital, fixed capital, work force, brand, IPR&D) charges, and the discount rate reflecting the riskiness of the asset under valuation. NOPAT per customer was used to estimate the value of the customer relationships. The key assumptions used include a revenue attrition rate of 10%, an income tax rate of 40%, and a discount rate of 17.1%.

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at December 31, 2017 and December 31, 2016:

Balance, January 1, 2016	$–
Acquisition of TD Holdings Limited	8,104,056
Balance, December 31, 2016	$8,104,056
Acquisition of Netspective Webfiltering	696,705
Balance, December 31, 2017	$8,800,761

The following table sets forth the components of the Company’s intangible assets at December 31, 2017 and December 31, 2016:

	12/31/17				12/31/16
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10	$1,600,286	$(236,342)	$1,363,944	$1,526,282	$(76,314)	$1,449,968
Mobile software applications	2	282,500	(240,730)	41,770	282,500	(99,479)	183,021
NetSpective webfiltering software	5	1,134,435	(226,887)	907,548
Noncompete agreements	2	846,638	(846,638)	–	846,638	(282,213)	564,425
Subtotal		3,863,859	(1,550,597)	2,313,262	2,655,420	(458,0 06)	2,197,414
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,386,247	–	4,386,247
Total intangible assets		$8,319,454	$(1,550,597)	$6,768,857	$7,041,667	$(458,006)	$6,583,661

The Company recorded amortization expense for intangible assets subject to amortization of $1,092,592 for the year ended December 31, 2017 and $458,006 during the year ended December 31, 2016.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2018	$428,686
2019	386,916
2020	386,916
2021	386,915
2022	160,029
Thereafter	563,800
$2,313,262

8.	OTHER ASSETS

Other assets are comprised solely of guarantee deposits at TDA which are refundable upon termination of contract or delivery of subject matter of the contract. These are initially recorded at cost which is the fair value at the time of transaction and are subsequently measured at amortized cost.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016

Earnout consideration payable in connection with Netspective acquisition	362,500	–
Executive and employee compensation	838,689	815,480
Interest on convertible debentures and promissory notes	356,599	126,882
Other accrued expenses and liabilities	34,938	207,310
Total accrued liabilities	$1,592,726	$1,149,672

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

On December 29, 2017, Messrs. Marks and Leiner agreed to convert an aggregate of $500,000 of their combined loan balances into shares of our Common Stock, at a conversion price of $0.50 per share, which was above the closing price of the Company’s common stock of $.30 on December 29, 2017.  Mr. Marks converted $333,333 of his loan into 666,666 shares; and Mr. Leiner converted $166,667 into 333,334 shares. As a result of the transaction, Mr. Marks and Mr. Leiner’s loan balances were reduced to $1,291,018 and $842,468, respectively. Mr. Marks and Mr. Leiner now beneficially own 15,204,731 and 9,313,136 shares of our Common Stock, respectively.

As of December 31, 2017, and December 31, 2016, after accounting for the taking the aggregate amount of loans made from the Company’s executive officers through their family trusts were $1,215,442 and $1,247,750, respectively, for Mr. Marks; and $861,198 and $867,513, respectively, for Mr. Leiner.

On January 4, 2018, Mr. Marks and Mr. Leiner voluntarily agreed to defer a large portion of their demand loans until July 1, 2019. Mr. Marks agreed to defer $915,442 of his loan balance, and Mr. Leiner agreed to defer $561,198, leaving each individual with a current principal balance due of $300,000.

Mr. Marks’ son Zach and his wife Sarah are employees of Grom. Their annual salaries are $90,000 and $35,000, respectively. His sons Luke and Jack, and daughter Caroline are also employed by Grom as independent contractors. Their annual fees are $18,000, $7,200 and $15,000, respectively.

During the years ended December 31, 2017 and 2016, the Company’s two officers and Zach Marks each voluntarily agreed to defer portion of their salaries. As of December 31, 2017, and December 31, 2016 the group was collectively owed $617,213 and $623,953, respectively, in accrued salaries. See Note 9 – Accounts Payable and Accrued Liabilities.

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

The balance of the accrued retirement benefit cost as of December 31, 2017 and December 31, 2016 amounted to $237,496 and $237,719, respectively. No retirement expense was recognized for the year ended December 31, 2016, as the acquired prior period liability still approximates the Company’s retirement obligation.

12.	DEBT

Convertible Debentures

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Redeemable unsecured convertible note -TeleMate	$1,000,000	–
Principal value of secured convertible notes	676,223	225,000
Loan discounts	(137,950)	(36,683)
Less: Current portion	(75,000)	–
Total convertible notes, net	$1,463,273	$188,317

Redeemable unsecured convertible note -TeleMate

On January 1, 2017, the Company issued a three-year 0.68% redeemable convertible note for $1,000,000 to TeleMate. net in connection with the acquisition of the NetSpective Webfiltering assets from them. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the noteholders into the Company’s’ common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the noteholders, the note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

Under the terms of the asset purchase agreement in which TeleMate had the obligation to collect certain monies on behalf of the Company, TeleMate failed to remit $146,882 it had collected on the Company’s behalf from NetSpective customers. As a result of TeleMate’s non-payment, and to avoid litigation, on January 12, 2018 we entered into a First Modification to the Purchase and Sale Agreement (the “Modification”).

Under the terms of the Modification, the TeleMate Sellers agreed to the following terms:

•	To pay the Company $10,000 per month against their outstanding balance of $146,822. To date they have paid the Company $30,000 and are current on their monthly payment obligations.

•	They cannot exercise the conversion feature of their $1.0 million promissory note, nor will any of the $362,500 Earnout shares (464,744) until all payments are made in full.

•	The December 31, 2019 maturity date of the $1,000,000 convertible note is extended indefinitely, until all payments are made in full.

•	All interest payments ($6,800 annually) due from the Company to the TeleMate Sellers were suspended indefinitely until all payments are made in full.

Finally, assuming all payments are made and the TeleMate Sellers decide to exercise the conversion feature of their promissory note, they are now bound by a leakout agreement which will limit for a one-year period the amount of shares they can register for sale on a monthly basis.

Secured Convertible Notes-2017

During the year ended December 31, 2017, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $601,223. The Notes were issued with an OID discounts of 10.0%, or $60,122. The debentures carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with fixed conversion at a price per share if converted within the first year of issuance or fixed conversion price at $0.78 converted during the two-year following issuance.

In connection with the issuance of these convertible debentures, the Company issued to its noteholders an aggregate of 150,305 shares of common stock as an inducement to lend. These shares were valued at $78,321 with share prices ranging between $0.38 and $0.54 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible debentures. The related amortization expense was $4,543 for the year ended December 31, 2017.

Additionally, at the end of 2017, there were two convertible notes outstanding amounting to $75,000 that had been issued in 2016 with a fixed conversion price of $1.19.

Secured Convertible Notes-2016 activity

During the year ended December 31, 2016, the Company privately placed a series of secured, convertible debentures with accredited investors for gross proceeds of $2,705,600. The debentures carried an interest rate of 9% per annum, payable semiannually in cash, for a two-year term with fixed conversion prices ranging from $0.72 to $0.96 per share if converted within the first year of issuance or fixed conversion prices ranging from $1.20 to $1.44 if converted during the year following issuance.

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

The Company has analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply.

Senior Secured Promissory Notes

The following tables set forth the components of the Company’s senior, secured promissory notes at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Principal value of promissory notes	$4,040,000	$4,000,000
Loan discounts	(86,339)	(237,039)
Total promissory notes, net	$3,953,661	$3,762,961

Amendment of TDA Sellers Note

On January 3, 2018, we entered into an amendment to the acquisition agreement with the TDA Sellers (the “Amendment”):

•	The TDA Sellers agreed to extend the maturity date of the $4.0 secured promissory note one year until July 1, 2019 (see 2016 description below);

•	The interest rate on the Note during the one-year extension period from July 2, 2018 to July 1, 2019 was changed to 10%. The interest rate on the Note remained at 5%, payable annually in arrears, until June 30, 2018;

•	During the one-year extension period, the interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 is due on September 30, 2018; and

•	Under the terms of the terms acquisition agreement, the Sellers had an opportunity to earn up to $5.0 million in contingent Earnout Payments (as describe above). The original Earn out measurement period ended on December 31, 2018. As part of the consideration for the Sellers agreeing to enter the Amendment, we agreed to extend the Earnout Period, one year, to December 31, 2019.

Also, as additional consideration, we issued an additional 800,000 restricted shares of our common stock to the TDA Sellers.

As a result of the amendment, the Company has classified the promissory note as a long-term obligation on our balance sheet for the period ended December 31, 2017. Since the transaction occurred in 2018, the 800,000 shares granted as consideration to the Sellers will be expensed in 2018.

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

Maturities of the Company’s borrowings for each of the next five years are as follows:

2017	$–
2018	$75,000
2019	$5,641,223
2020	$–
2021	$–

13.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Current:
Federal	$–	$–
State and local	–	–
Foreign	70,547	67,978
Total current	70,547	67,978
Deferred:
Federal	–	–
State and local	–	–
Foreign	(36,851)	4,458
Total deferred	(36,851)	4,458
Total	$33,696	$72,436

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Tax benefit at statutory federal rate	–%	–%
Increase (decrease) in rate(s) resulting from:
Foreign operations, net	(0.6)	(0.7)
Change in deferred taxes	(26.6)	(2.9)
Change in valuation allowance	26.6	2.9
Total	(0.6)%	(0.7)%

The following tables set forth the components of income taxes payable as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Federal	$–	–
State and local	–	–
Foreign	46,963	30,317
Total	$46,963	$30,317

The following tables set forth the components of deferred income taxes as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Non-current deferred tax assets:
Retirement benefits	$71,249	$71,916
Write down of investment(s)	65,958	66,575
Deferred revenue net	43,193	7,102
Other	20,890	20,308
Net operating loss carryforwards	5,143,029	3,546,627
Less: valuation allowance	(5,143,029)	(3,546,627)
Total non-current deferred tax asset	201,290	165,901
Total deferred tax asset	$201,290	$165,901

The deferred tax asset relates solely to the Company’s foreign operations at TDH. The company believes these assets are realizable in future periods due to the consistent historic profitability of TDH.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018.

The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain of the Company’s foreign subsidiaries as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. The Company believes that no such tax will be due since TDH has paid taxes locally and that the cumulative undistributed earnings of TDH are not material.

As of December 31, 2017, the Company had federal, state and foreign net operating loss carryforwards of approximately $15,126,555 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2036.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2013 through 2017. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.

The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist.

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock at a par value of $0.001. No shares of Preferred Stock were issued and outstanding as of either December 31, 2017 or December 31, 2016.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 and had 124,273,548 and 101,452,789 shares of common stock issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.

Common Stock Issued in Private Placements

During the year ended December 31, 2017, the Company did not issue any shares of stock in private placements.

During the year ended December 31, 2016, the Company issued 436,987 shares of common stock in private placements for proceeds of $340,076 under a series of private placement equity offerings with a share price of approximately $0.78 per share.

Common Stock Issued in Connection with the Exercise of Warrants

During the year ended December 31, 2017, the Company issued 6,530,220 shares of common stock for proceeds of $1,566,000 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

During the year ended December 31, 2016, the Company issued 5,216,670 shares of common stock for proceeds of $1,251,000 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the year ended December 31, 2017, the Company issued 1,156,931 shares of common stock with a fair market value of $835,225 to employees, officers and directors in lieu of cash payment. Additionally, the Company issued 3,264,965 shares of common stock with a fair value of $1,892,735 to consultants and other professionals in lieu of cash payments.

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

Common Stock Issued In lieu of Cash for Loans Payable and Other Accrued Obligations

During the year ended December 31, 2017, the Company issued 1,045,870 shares of common stock with a fair market value of $533,000 to satisfy loans payable and other accrued obligations.

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

Common Stock Issued in the Acquisition of a Business

On July 1, 2016, the Company issued 7,408,701 shares of its common stock valued at approximately $0.58 per share, or $4,272,500 in connection with its acquisition of TD Holdings. See Note 6 – Business Combinations.

Common Stock Issued in the Acquisition of Intangible Assets

On August 26, 2016, the Company issued 208,500 shares of its common stock valued at $0.78 per share, or $162,500, in connection with its acquisition of the MamaBear mobile software application from GeoWaggle LLC.

Conversion of Convertible Debentures and Accrued Interest into Common stock

During the year ended December 31, 2016, the Company converted, upon receiving formal instructions from its noteholders, $2,480,600 in note principal, plus inducement costs and accrued interest of $233,029, or a total of $2,713,629 into 3,771,928 shares of common stock. See Note 12 – Debt.

Common Stock Issued in Connection with Secured convertible OID notes

In 2017, we issued $601,223 of secured convertible OID Notes at an interest rate of 10%. In connection with the issuance of these Notes and as an inducement to enter into these Notes we issued 150,305 shares valued at $78,321

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2017 and December 31, 2016. All stock warrants are exercisable for a period of approximately five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs)
Balance January 1, 2016	12,568,369	$1.00	1.67
Warrants issued	–
Less : Warrants exercised	(5,216,670)	$1.00
Balance January 1, 2017	7,351,699	$0.26	0.75
Warrants issued	567,166	$1.50	2.25
Less : Warrants exercised	(7,107,765)	$0.24
Warrants forfeited	(29,190)	$0.24
December 31, 2017	781,910	$1.36	2.38

Stock Options

The following table represents all outstanding and exercisable stock options as of December 31, 2017.

	Options issued	Options forfeited	Options outstanding	Vested options	Strike Price	Weighted Average Remaining Life In Years

	7,735,350	–	7,735,350	7,735,350	$0.24	5.3
	9,695,250	417,000	9,278,250	9,278,250	$0.36	1.4
	938,250	938,250	–	–	$0.48
	13,135,500	3,544,500	9,591,000	9,591,000	$0.72	2.3
	5,421,000	1,042,500	4,378,500	4,011,019	$0.78	2.9
Total	36,925,350	(5,942,250)	30,983,100	30,615,619		2.9

During the years ended December 31, 2017 and 2016, the Company recorded $1,823,408 and $8,080,998 in stock- based compensation expense related to these stock options.

15.	COMMITMENTS AND CONTINGENCIES

In the United States we lease approximately 1,000 square feet of office space in Boca Raton, Florida at the rate of $2,000 per month pursuant to a three-year lease expiring in October 2018. Our Florida office houses our corporate headquarters and administrative staff.

Our animation business leases portions of 3 floors comprising in the aggregate approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila. The space is used for administration and production purposes and we pay approximately $22,533 per month in the aggregate for such space (which increases by approximately 5% per year. These leases expire in December 2022.

We opened a new 1,400 square foot office in Norcross, Georgia on January 1, 2018 to house our NetSpective Webfilter division.  The monthly rent pursuant to a five-year lease which expires in December 2023, is $2,055 per month which increases by approximately 3% annually

The future minimum payment obligations as of December 31, 2017 for operating leases are as follows:

2018	$328,503
2019	$340,928
2020	$344,487
2021	$361,175
2022	$378,708

16. SUBSEQUENT EVENTS

On January 3, 2018, the Company entered into an amendment to the acquisition agreement with the TDA Sellers (the “Amendment”):

•	The TDA Sellers agreed to extend the maturity date of the $4.0 secured promissory note one year until July 1, 2019 (see 2016 description below);

•	The interest rate on the Note during the one-year extension period from July 2, 2018 to July 1, 2019 was changed to 10%. The interest rate on the Note remained at 5%, payable annually in arrears, until June 30, 2018;

•	During the one-year extension period, the interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 is due on September 30, 2018; and

•	Under the terms of the terms acquisition agreement, the Sellers had an opportunity to earn up to $5.0 million in contingent Earnout Payments (as describe above). The original Earn out measurement period ended on December 31, 2018. As part of the consideration for the Sellers agreeing to enter the Amendment, we agreed to extend the Earnout Period, one year, to December 31, 2019.

Also, as additional consideration, the Company issued an additional 800,000 restricted shares of our common stock to the TDA Sellers.

On January 4, 2018, Mr. Marks and Mr. Leiner voluntarily agreed to defer a large portion of their demand loans until July 1, 2019. Mr. Marks agreed to defer $915,442 of his loan balance, and Mr. Leiner agreed to defer $561,198, leaving each individual with a current principal balance due of $300,000.

Subsequent to December 31, 2017 the Company has issued $643,483 in convertible OID notes at 10% interest to nine accredited investors and issued 155,621 restricted common shares in connection with these notes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive office and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive office and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2017, our disclosure controls and procedures and internal control over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fourth fiscal quarter, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

On April 13, 2018, the Company completed its consent solicitation to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its issued and outstanding common stock by a ratio of not less than one-for-six and not more than one-for-twenty at any time prior to March 8, 2019, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors in its sole discretion (the “Reverse Stock Split”).

The Company established the close of business on March 1, 2018 (the “Record Date”), as the record date for determining shares of common stock entitled to submit written consents. As of the Record Date, the Company had 125,928,919 shares of common stock outstanding. Approximately 99.997% of the shares voted to approve the Reverse Stock Split, which translates to approximately 57.7% of the shares outstanding as of the Record Date. The results of the consent solicitation for the Reverse Stock Split were 72,599,004 shares voting for the Reverse Stock Split, 20,865 shares voting against the Reverse Stock Split with zero shares abstaining. Tabulation of the voting was discontinued after a majority was confirmed.

Further information regarding the Reverse Stock Split can be found in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 8, 2018, which such information is incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our management:

Name	Age	Position

Darren Marks	51	Chairman, Chief Executive Officer and President

Melvin Leiner	79	Vice Chairman, Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary

Wayne Dearing	61	Managing Director of TD Holdings Limited

Dr. Thomas Rutherford	62	Independent Director

The above listed members of our management will serve as directors until the next annual meeting of the shareholders of our Company or until their earlier death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.

Biographies

Darren Marks, Chairman, Chief Executive Officer and President

Darren Marks has served as our Chief Executive Officer and Chairman of our Board since June 2012. From January 2011 to February 2016, Mr. Marks was the President of DNA Brands, Inc., a beverage distributor and formerly a public company quoted on the OTCBB.  During the period from August 2014 to August 2017, Mr. Marks was a Director of Illumination America, Inc., a publicly traded LED lighting company. Mr. Marks has more than 20 years of executive management experience. In 1991 Mr. Marks co-founded and served as Vice-President of Sims Communications, Inc. a telecommunications company that formerly traded on the NASDAQ, where he was responsible for the creation, design, and funding of a national telecommunications program for clients such as Alamo Rental Car and the American Automobile Association. Mr. Marks attended the University of Florida/Santa Fe Community College from 1986 to 1988.

Based upon Mr. Marks experience with numerous public companies, the Company believes he is well qualified to be its Chairman of the Board and Chief Executive Officer.

Melvin Leiner, Vice Chairman, Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary

Melvin Leiner has served as our Vice Chairman, Executive Vice President, Chief Financial Officer and Secretary since December 2012. Mr. Leiner was the co-founder of DNA Brands, Inc., a beverage distributer and formerly a public company quoted on the OTCBB, where, from January 2011 to February 2016, he served as Executive-Vice President, and Director. During the period from August 2014 to August 2017, Mr. Leiner was a Director of Illumination America, Inc., a publicly traded LED lighting company. Mr. Leiner co-founded Sims Communications, Inc., a telecommunications company in 1991 that went public with an IPO on NASDAQ in 1995. Mr. Leiner served as its Chairman, President, and CEO until his resignation in 1997. Mr. Leiner has 50 years of entrepreneurial domestic and international business experience ranging from product creation, development to sales and marketing for public and private companies. He attended Marshall College where he studied business.

Based upon Mr. Leiner’s experience with numerous public companies, the Company believes he is well qualified to be its Vice Chairman of the Board, Chief Operating Officer and Chief Financial Officer.

Wayne Dearing, Managing Director of TD Holdings Limited

Wayne Dearing has served as our Executive Vice President of Global Finance since July 1, 2016. He has served as managing Director of TD Holdings LTD the parent company of Top Draw animation a company he founded in November 2002, Managing Director of Top Draw Animation, Inc. since November 1999 and Managing Director of Mango Distribution Ltd since June 2006. During Mr. Dearing’s long career, he has also served as financial and operations leader of Hanna-Barbera Australia and Hanna-Barbera Asia. He was previously General Manager of multiple division of Broadcom Australia, which at the time was one of Australia’s largest independent media companies.

Dr. Thomas J. Rutherford, Independent Director

Dr. Thomas J. Rutherford has served as a director on our Board of Directors since July, 2015. Mr. Rutherford is a highly-respected and world-renowned oncologist and a national expert in cancer, with more than 30 years of surgical and clinical expertise in gynecologic cancer with in excess of 200 published articles and case reports. In January 2017, Dr. Rutherford was appointed the Director of Oncology for South Florida University and Tampa General Hospital. In addition to his medical background, Dr. Rutherford has extensive leadership, operational and organizational experience, having headed a team of more than 100 physician sub-specialists, including surgeons and medical and radiation oncologists, that annually treated more than 2,000 newly diagnosed cancer patients as Director of Oncology for Connecticut Oncology, a Division of Women’s Health of Connecticut and director of Cancer Services for Western Connecticut Health Network. Dr. Rutherford previously practiced at Yale Oncology and served as Professor of Oncology and Director of Oncology Fellowship at Yale University School of Medicine.

Based upon Mr. Rutherford’s experience with two public companies, the Company believes he is well qualified to be a director.

Board Committees

As of the date of this Annual Report we do not have any committees of our Board of Directors. We expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee in the near future.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions), a copy of which is filed as Exhibit 14.1 to this Annual Report.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•	monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Board of Directors Meetings and Annual Meeting Attendance

The Board of Directors held one in person meeting in 2017 in which all members were present.   The Board of Directors held one telephonic meetings and passed five unanimous written consents. We have no formal policy regarding director attendance at the annual meeting of stockholders. All Board members were present at the 2017 annual shareholders meeting.

Director Independence

As of December 31, 2017, our Board of Directors is currently composed of three members, one of whom, Dr. Thomas Rutherford, qualifies as “independent” in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ Capital Market independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the directors, nor any of their family members, have engaged in various types of business dealings with us.

Communications by Shareholders with Directors

We encourage shareholder communications to our Board of Directors and/or individual directors.  Shareholders who wish to communicate with our Board of Directors or an individual director should send their communications to the care of Secretary, Grom Social Enterprises, Inc., 2060 NW Boca Raton Blvd., #6, Boca Raton, FL 33431.  The Secretary will maintain a log of such communications and will transmit as soon as practicable such communications to the Chairman of the Board or to the identified individual director(s), although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently, as determined by the Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons owning more than ten percent of the common stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Additionally, Item 405 of Regulation S-K under the Exchange Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. During 2017, all members of our current management have filed their reports, but the reports of William Andrews and Ismael Llera on January 18, 2018 were filed late due to delays in obtaining Securities and Exchange Commission EDGAR codes.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Darren Marks	2016	$130,446	–	$725,333	–	$855,799
	2017	250,339	–	–	–	250,339

Melvin Leiner	2016	$155,154	–	$725,333	–	$880,487
	2017	242,479	–	–	–	242,479

(1) Represents cash compensation received

(2) On February 15, 2016, Mr. Marks and Mr. Leiner were each granted 1,042,500 stock options at a strike price of $0.78. These options were each valued at $725,333 using the Black Scholes model.

Salaries are established by the Compensation of our Board of Directors. The Company currently has three employment agreements with its executive officers, Darren Marks and Melvin Leiner that were entered into on June 1, 2016. Under the terms of their employment agreements, Mr. Marks and Mr. Leiner received base salaries of $245,000 and $237,500, respectively, subject to 5% annual increases each year commencing on January 1, 2017. Additionally, these officers can earn up to an 80% bonus annually. No bonuses were awarded in 2016 and 2017. Due to liquidity concerns at the Company during the past three years, Mr. Marks and Mr. Leiner have deferred cumulative salary payments of $259,589 and $228,388 respectively.

Director Compensation

Excluding the compensation described above in the Summary Compensation Table, our officers and directors, including our independent director do not receive any cash payments for their services as director and are only reimbursed for their out of pocket expenses related to their board duties. In order to compensate our Independent Director, Thomas Rutherford, on March 21, 2016, when we were still a private company, we granted Mr. Rutherford 834,400 options at the market price of $0.78 per share (which was equivalent to the price of our most recent private place during that timeframe. The options were valued at $552,741 using the Black Sholes Model. Under the terms of Mr. Rutherford’s option agreement, 50,000 shares vested immediately, the remaining 150,000 shares vested prorata at the rate of 41,700 shares per month, commencing on July 1, 2016. As of the date of this Report, all of these shares have vested.

Employment Agreements

On June 1, 2016, the Company entered into an employment agreement with Darren Marks pursuant to which Mr. Marks serves as the Company’s Chief Executive Officer. The employment agreement is for an initial term of three years, which term shall be automatically extended for successive and additional two-year periods, unless either party shall provide a written notice of termination ninety (90) days prior to the end of the initial term or an extended term. Mr. Marks receives a base salary of $245,000, subject to 5% annual increases each year commencing on January 1, 2017. Additionally, Mr. Marks can earn up to an 80% bonus annually. No bonuses were awarded in 2016 and 2017.

On June 1, 2016, the Company entered into an employment agreement with Melvin Leiner pursuant to which Mr. Leiner serves as the Company’s Chief Operating Officer and Chief Financial Officer. The employment agreement is for an initial term of three years, which term shall be automatically extended for successive and additional two-year periods, unless either party shall provide a written notice of termination ninety (90) days prior to the end of the initial term or an extended term. Mr. Leiner receives a base salary of $237,500, subject to 5% annual increases each year commencing on January 1, 2017. Additionally, Mr. Leiner can earn up to an 80% bonus annually. No bonuses were awarded in 2016 and 2017.

Employee Benefit Plans

The Company currently has no benefit plans in place for its employees.

Stock Option Plan

The Company has a stock option plan that has not been approved by the Company’s shareholders. Historically, the Company has used stock options to preserve cash and incentivize employees and consultants. No options have issued by the Company since March 2016. See Note 14 to the Company’s Consolidated Financial Statements, “Stockholders Equity, “Stock Options” for a summary of stock options currently issued and outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of common stock as of the date of this Annual Report, by (i) each person known to us to own more than 5% of our outstanding common stock as of the date of this Annual Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In general, a person is deemed to be the beneficial owner of (i) any shares of the Company’s common stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of March 31, 2018, whether through the exercise of options, warrants or otherwise. Applicable percentages are based on 126,066,419 shares of common stock outstanding on April 16, 2018, adjusted as required by rules promulgated by the Securities and Exchange Commission.

Unless otherwise indicated, the address for each beneficial owner named is c/o Grom Social Enterprises, Inc., 2060 NW Boca Raton Blvd., #6, Boca Raton, FL, 33431.

Name of Beneficial Owner	Shares	Percentage
Officers and Directors
Darren Marks (1)	24,523,831	18.1%
Melvin Leiner (2)	18,695,636	13.8%
Dr. Thomas J. Rutherford (3)	4,098,475	3.22%
Wayne Dearing	4,104,349	3.26%
All officers and directors as a group (4 persons)	51,422,291	38.4%

5% or greater holders:
Mark Arzoomanian 1 Penn Plaza New York, NY 10119	7,545,278	6.00%

(1) Includes common stock held by Family Tys, LLC, a trust owned by Mr. Marks, his wife and his children. Zach Marks, a minor child, owns 2/3 of the shares of common stock held by Family Tys, LLC. Mr. Marks is the Managing Member of Family Tys, LLC. Also includes 9,382,500 shares of common stock underlying vested stock options held by Mr. Marks that are exercisable at prices between $0.36 and $0.78 per share.

(2) Includes common stock held by 4 Life LLC, a trust owned by Mr. Leiner, his wife and daughter. Mr. Leiner is the Managing Member of 4 Life LLC. Also includes 9,382,500 vested shares of common stock underlying stock options held by Mr. Leiner that are exercisable at prices between $0.36 and $0.78 per share.

(3) Includes 834,000 shares of common stock underlying vested stock options at an exercise price of $0.78 per share and 400,000 shares of common stock underlying warrants that are exercisable at $1.50 per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to verbal agreements, our Mr. Marks and Mr. Leiner have advanced working capital to pay certain of our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to Mr. Marks and Mr. Leiner were $1,215,442 and $1,247,750 ; and 861,198 and 867,513 as of December 31, 2017 and December 31, 2016, respectively.

Director Independence

Our Board is currently composed of three members. We consider Dr. Thomas Rutherford an independent director.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC has served as our independent auditor for the fiscal years ended December 31, 2017 and 2016. The following table reflects the fees paid or accrued to our independent auditors in years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Audit Fees	$153,890	$17,340
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Audit Fees. Consists of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2017 and 2016 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.1	Form of Sales Rep Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.2	Consulting Agreement and Addendum (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.3	Sublease Agreement with Grom Social, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 3, 2016)
10.4	Purchase and Sale Agreement with Forcefield (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016)
10.5	Copy of Letter of Intent with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2017)
10.6	Share Exchange Agreement with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017)
10.7*	Employment Agreement with Darren Marks (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.8*	Employment Agreement with Melvin Leiner (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.9	Acquisition Agreement of TD Holdings (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.10	Memorandum of Understanding with Fyoosion LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2017)
10.11	Asset Purchase Agreement with Fyoosion LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2018)
10.12	Amending Agreement to the Share Sale Agreement for the Entire Issued Share Capital of TD Holdings Limited and the Secured Promissory Note (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2018)
10.13**	First Modification to Purchase and Sale Agreement Dated January 12, 2017
14.1**	Code of Conduct
21.1**	Subsidiaries of the Registrant
31	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith)
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

* Management compensation agreement

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Grom Social Enterprises, Inc.

Dated: April 17, 2018	By:	/s/ Darren Marks
Darren Marks Chief Executive Officer, President and Chairman (Principal Executive Officer)

Dated: April 17, 2018	By:	/s/ Melvin Leiner
Melvin Leiner Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Marks	Chief Executive Officer, President and Chairman	April 17, 2018
Darren Marks	(Principal Executive Officer)

/s/ Melvin Leiner	Chief Operating Officer, Executive Vice President,	April 17, 2018
Melvin Leiner	Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

/s/ Dr. Thomas Rutherford	Director	April 17, 2018
Dr. Thomas Rutherford

