Form 10-Q
period 2018-03-31
Grom Social Enterprises, Inc.
filed 2018-05-15
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s only class of common stock issued and outstanding was 126,224,861 shares as of May 11, 2018.

 Grom Social Enterprises

i

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

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017

F-2	Interim Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017

F-4	Notes to Interim Unaudited Financial Statements

2

GROM SOCIAL ENTERPRISES, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2018 (unaudited)	2017 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$406,850	$436,869
Accounts receivable	638,305	445,388
Inventory	411,130	426,998
Prepaid expenses and other current assets	932,819	1,035,379
Total current assets	2,389,104	2,344,634
Property and equipment, net	939,213	849,893
Goodwill	8,800,761	8,800,761
Intangible assets, net	6,650,357	6,768,857
Deferred tax assets	194,581	201,290
Other assets	78,634	81,345
Total assets	$19,052,650	$19,046,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$557,679	$882,504
Accrued liabilities	1,641,725	1,592,726
Advanced payments and deferred revenues	999,195	1,184,624
Convertible debentures, net -- current	24,653	75,000
Senior secured promissory notes, net -- current	38,475	–
Related party payables	2,463,962	2,076,640
Income taxes payable	45,397	46,963
Total current liabilities	5,771,086	5,858,457
Convertible debentures, net of loan discounts	2,054,539	1,463,273
Senior secured promissory notes, net of loan discounts	3,558,185	3,953,661
Contingent purchase consideration	429,000	429,000
Other noncurrent liabilities	229,580	237,495
Total liabilities	12,042,390	11,941,886

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 126,115,017 and 124,273,548 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	126,115	124,274
Additional paid-in capital	48,937,774	47,901,532
Accumulated earnings (deficit)	(41,934,690)	(40,843,568)
Accumulated other comprehensive income	(118,939)	(77,344)
Total stockholders' equity	7,010,260	7,104,894
Total liabilities and equity	$19,052,650	$19,046,780

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017

Sales	$2,032,672	$1,708,681
Cost of goods sold	777,739	737,863
Gross margin	1,254,933	970,818
Operating expenses:
Depreciation and amortization	200,101	283,551
Selling and marketing	55,912	40,470
General and administrative	1,368,546	1,187,968
Professional fees	382,555	735,188
Stock based compensation	76,193	1,554,831
Total operating expenses	2,083,307	3,802,008
Income (loss) from operations	(828,374)	(2,831,190)
Other income (expense)
Interest income (expense), net	(263,093)	(102,738)
Other gains (losses)	345	11,694
Total other income (expense)	(262,748)	(91,044)
Income (loss) before income taxes	(1,091,122)	(2,922,234)
Provision for income taxes (benefit)	–	–
Net income (loss)	(1,091,122)	(2,922,234)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	125,643,201	102,753,883

Comprehensive loss:
Net income (loss)	$(1,091,122)	$(2,922,234)
Foreign currency translation adjustment	(41,595)	(3,919)
Comprehensive income (loss)	$(1,132,717)	$(2,926,153)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,091,122)	$(2,922,234)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	200,101	283,551
Amortization of debt discount	152,797	45,426
Common stock issued in exchange for fees and services	66,375	724,498
Deferred taxes	6,709	1,481
Stock based compensation	76,193	1,554,831
Changes in operating assets and liabilities:
Accounts receivable	(192,917)	(852,833)
Inventory	15,869	51,983
Prepaid expenses and other current assets	174,559	(112,457)
Other assets	2,711	(569)
Accounts payable	(153,448)	(70,645)
Accrued liabilities	48,999	166,072
Advanced payments and deferred revenues	(185,429)	525,377
Income taxes payable and other noncurrent liabilities	(9,481)	(2,409)
Related party payables	387,321	583,000
Net cash provided by (used in) operating activities	(500,763)	(24,928)

Cash flows from investing activities:
Purchase of fixed assets	(170,921)	(56,678)
Net cash provided by (used in) financing activities	(170,921)	(56,678)
Cash flows from financing activities:
Proceeds from exercise of common stock purchase warrants, net of issuance costs	61,500	65,000
Proceeds from issuance of convertible debentures	671,760	–
Repayments of convertible debentures	(50,000)	–
Net cash provided by (used in) financing activities	683,260	65,000

Effect of exchange rates on cash and cash equivalents	(41,595)	(3,916)
Net increase (decrease) in cash and cash equivalents	(30,019)	(20,522)
Cash and cash equivalents at beginning of period	436,869	443,494
Cash and cash equivalents at end of period	$406,850	$422,972

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$589,839	$–
Common stock issued in connection with long term service contracts	$72,000	$–
Common stock issued to reduce accounts payable and other accrued liabilities	$171,376	$–
Discount for beneficial conversion features on convertible debentures	$801	$–

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Unaudited Financial Statements

For the Three Month Interim Periods March 31, 2018 and 2017

1. NATURE OF OPERATIONS

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

As a result of the acquisition of Grom Holdings, Inc. the Company now operates its business through five wholly-owned subsidiaries, including:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida in March 2012, operates our social media network designed for children.

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, is incorporated in Hong Kong. Its operations are conducted through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc (“Top Draw” or “TDA”). The group’s principal activities, based in Manila, Philippines, are the production of animated films.

•	Grom Educational Services, Inc. (“GES”), formed in February 2017, is a Florida corporation through which we operate our NetSpective Webfilter (“NetSpective”) services that we provide to schools and libraries.

•	Grom Nutritional Services, Inc. (“GNS”) is a Florida corporation formed in April 2017 through which we intend to market and distribute four flavors of a nutritional supplement to children.

•	Illumination America Lighting, Inc. (“IAL”), which operates our LED lighting business that was formerly Illumination, was our principal business prior to the Grom Holdings acquisition.

Retroactive Application of the Share Exchange Ratio

All references to share totals or values in this Form 10-Q, unless otherwise stated, have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2017 and 2016, as presented in the Company’s Form 10-K filed on April 17, 2018 with the SEC.

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

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three-month period ended March 31, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Grom Social, TD Holdings, GES, Illumination, GNS and IAL. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to house the NetSpective assets and business which was acquired on January 1, 2017.

GNS, which was formed in April 2017, had not recorded any material activity through the date of this report.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the three months ended March 31, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and December 31, 2017. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017.

Fair value, January 1, 2017	$1,931,707
Fair value of contingent consideration issued during the period	362,500
Change in fair value	(1,865,207)
Fair value, December 31, 2017	429,000
Fair value of contingent consideration issued during the period	–
Change in fair value	–
Fair Value, March 31, 2018	$429,000

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

The Company may record a write-down against cost for inventory if necessary, based on a review of the movement and current condition of raw materials. The Company does not believe that any obsolescence exists on work in process. In the event of a dispute with a client regarding quality or specifications, the Company may incur additional costs because of retakes and editing in an effort to achieve customer satisfaction.

The Company believes that no write-down for obsolete inventory is necessary as of March 31, 2018 and December 31, 2017.

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

The Company evaluated the recoverability of its long-lived assets on March 31, 2018 and at December 31, 2017, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2018, and December 31, 2017, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

FASB ASU 2016-02, Leases (Topic 842) - ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right FASB ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on our financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Accounts receivable	$638,305	$445,388
Allowance for doubtful accounts	–	–
Total accounts receivable, net	$638,305	$445,388

As of March 31, 2018, and December 31, 2017, the Company evaluated its outstanding trade receivables and determined that its allowance for bad debts was sufficiently reserved. No bad debt expense was recorded during the three-month period ended March 31, 2018 and the year ended December 31, 2017.

During the three-month ended March 31, 2018, the Company had 5 customers that accounted for 86.5% revenues and 4 of those same customers that accounted for 67.2% of accounts receivable.

During the year ended December 31, 2017, the Company had four customers that accounted for approximately 71.6% of consolidated revenues and three customers that accounted for 77.3% of consolidated accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Collaborative development agreement	$167,590	$191,531
Vendor advances	72,624	43,219
Prepaid service agreements	485,773	578,732
Prepaid rent	41,640	55,211
Employee advance and other payroll related items	14,193	15,734
Other prepaid expenses and current assets	150,999	150,952
Total	$932,819	$1,035,379

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$1,795,946	$(1,339,414)	$456,532	$1,792,499	$(1,319,388)	$473,111
Machinery and equipment	152,964	(85,408)	67,556	95,356	(88,342)	7,014
Vehicles	156,000	(112,974)	43,027	159,431	(110,098)	49,333
Furniture and fixtures	311,980	(268,023)	43,957	305,855	(273,768)	32,086
Leasehold improvements	736,771	(575,480)	161,291	654,309	(585,808)	68,502
Capital assets not subject to depreciation:
Construction in progress	166,850	–	166,850	219,847	–	219,847
Total fixed assets	$3,320,511	$(2,381,299)	$939,213	$3,227,297	$(2,377,404)	$849,893

For the three-month period ended March 31, 2018 and the year ended December 31, 2017, the Company recorded depreciation expense of $81,601 and $277,047, respectively.

6.	BUSINESS COMBINATIONS

Acquisition of TD Holdings Limited

On February 6, 2016, Grom Holdings entered into a letter of intent to acquire all of the stock of TD Holdings. Grom Holdings issued 417,000 shares of its common stock valued at $0.58 per share, or $240,000, in return for a period of exclusivity through May 31, 2016.

On June 20, 2016, Grom Holdings executed a share sale agreement with TD Holdings. Under the terms of the agreement, Grom Holdings paid $12.0 million in consideration including $3.5 million in cash, the issuance of $4.0 million of its common stock and the issuance of $4.5 million in 5% senior, secured promissory notes in exchange to the selling shareholders of TDA (“TDA Sellers”) for all of the equity of TD Holdings. The 7,367,001 shares of the Company’s common stock issued were subject to a twelve-month restrictive period from the date of the transaction closing. The transaction closed effective July 1, 2016.

The TDA Sellers were also entitled to receive $329,644 in post-closing cash payments for the excess working capital, as defined by the agreement, on TD Holdings’ closing balance sheet. These amounts were subject to certain adjustments, and payable on demand after the transaction closing date. As of December 31, 2016, the excess working capital obligation was fully satisfied.

Additionally, the former stockholders will have the opportunity for contingent, earn-out payments of up to $5.0 million if certain revenue and EBITDA thresholds are achieved over the three-year post-closing period. The earn-out payments, if made, shall be payable 25% in cash and 75% in common stock. For the years ended December 31, 2017 and 2016 respectively no earn-out thresholds were achieved. -see Note 12, Debt, “Amendment of TDA Sellers Note”.

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

On January 3, 2018, we entered into an amendment to the acquisition agreement with the TDA Sellers -see Note 12 Debt, “Senior Secured Promissory Notes”. As part of the terms of the agreement, we issued an additional 800,000 restricted shares valued at $480,000 of our common stock to the TDA Sellers, which was recorded as an additional note discount. For the three-month period ended March 31, 2018 the Company recorded $122,998 in interest expense related to the note discount. The remaining discount balance at March 31, 2018 was $441,815.

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

The “relief-from-royalty” method was used to value the trade names acquired from TD Holdings. The “relief-from-royalty” method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The key assumptions in the prospective cash flows include an 11% compound annual sales growth rate over the five years period subsequent to the acquisition. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names acquired were as follows: royalty rate of 7.0%, discount rate of 13.8%, and a tax rate of 40.0%. The trade names are expected to be used indefinitely and the value includes a terminal value, based on a long-term sustainable growth rate of 2.0%, of the after-tax royalty savings determined using a form of the Gordon Growth model.

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

Acquisition of NetSpective Webfiltering

On January 1, 2017, Grom Holdings acquired the assets of NetSpective, a division of TeleMate.net Software (the “TeleMate”). Under the terms of the agreement, Grom Holdings paid $1.0 million in consideration in the form of a $1.0 million redeemable, convertible promissory note. The note bears interest at 0.68% per annum. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the sellers (the “Telemate Sellers”) into the Company’s common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the Telemate Sellers, the note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

The Telemate Sellers had the opportunity for contingent, earn-out payments of up to $362,500 if certain net cash flow thresholds are achieved during the one-year post-closing period. The earn-out payments, if made, shall be payable entirely in common stock.

Consideration Paid:
Cash and cash equivalents	$–
Common stock, 41,700 shares paid with letter of intent	32,500
Senior, secured promissory notes	1,000,000
Financial liabilities assumed	521,735
Contingent purchase consideration	362,500
Fair value of total consideration	$1,916,735

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Intangible asset
Brand name	$69,348
Software	1,134,435
Customer relationships	74,004
Financial liabilities:
Deferred revenues	(521,735)
Write-down of purchase consideration	463,978
Goodwill	696,705
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

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at March 31, 2018 and December 31, 2017:

Fair value, January 1, 2017	$8,104,056
Acquisition of NetSpective Webfiltering	696,705
Balance, December 31, 2017	8,800,761
Change in goodwill value	–
Fair Value, March 31, 2018	$8,800,761

The Company recorded amortization expense for intangible assets subject to amortization of $118,500 for the three months ended March 31, 2018, and $1,092,592 for the year ended December 31, 2017.

The following table sets forth the components of the Company’s intangible assets at December 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(276,350)	$1,323,936	$1,600,286	$(236,343)	$1,363,943
Mobile software applications	2.00	282,500	(262,500)	20,000	282,500	(240,729)	41,771
NetSpective webfiltering software	2.00	1,134,435	(283,609)	850,826	1,134,435	(226,887)	907,548
Noncompete agreements	1.50	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal		3,863,859	(1,669,097)	2,194,762	3,863,859	(1,550,597)	2,313,262
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets		$8,319,454	$(1,669,097)	$6,650,357	$8,319,454	$(1,550,597)	$6,768,857

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

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017

Earnout consideration payable in connection with Netspective acquisition	$362,500	$362,500
Executive and employee compensation	826,088	838,689
Interest on convertible debentures and promissory notes	431,827	356,599
Other accrued expenses and liabilities	21,310	34,938
Total accrued liabilities	$1,641,725	$1,592,726

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

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. Neither Mr. Marks nor Mr. Leiner have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet. During the three-month period ended March 31, 2018, Wayne Dearing, the managing director of TDH and his wife Stella Dearing made loans to the Company amounting to $394,052 as of March 31, 2018. These loans were made to assist TDH’s liquidity and helping to fund the capital expenditures to build out new office space at its facilities in Manila. These short-term demand loans are non-interest. The Company expects to repay by the end of the second quarter ended.

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

As of March 31, 2018, and December 31, 2017, after accounting for the taking the aggregate amount of loans made from the Company’s executive officers through their family trusts were $1,211,826 and $1,215,442 respectively, for Mr. Marks; and $858,083 and $861,198, respectively, for Mr. Leiner.

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

During the years ended December 31, 2017 and 2016, the Company’s two officers and Zach Marks each voluntarily agreed to defer portion of their salaries. As of March 31, 2018, and December 31, 2017 the group was collectively owed $620,338 and $617,213 respectively, in accrued salaries. See Note 9 – Accounts Payable and Accrued Liabilities.

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

The balance of the accrued retirement benefit cost as of March 31, 2018 and December 31, 2017 amounted to $229,580 and $237,495 respectively.

12.	DEBT

Convertible Debentures

The following tables set forth the components of the Company’s, convertible debentures as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Redeemable unsecured convertible note -TeleMate	$1,000,000	1,000,000
Principal value of secured convertible notes	1,372,486	676,223
Loan discounts	(293,294)	(137,950)
Less: Current portion	(24,653)	(75,000)
Total convertible notes, net	$2,054,539	$1,463,273

Redeemable unsecured convertible note -TeleMate

On January 1, 2017, the Company issued a three-year 0.68% redeemable convertible note for $1,000,000 to TeleMate in connection with the acquisition of the NetSpective webfiltering assets from them. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the noteholders into the Company’s’ common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the noteholders, the note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

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

Secured Convertible Notes- 2018

During the three-month period ended March 31, 2018, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $671,263. The Notes were issued with an OID discounts of 10.0%, or $67,126. The debentures carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with fixed conversion at a price per share if converted within the first year of issuance or fixed conversion price at $0.78 converted during the two-year following issuance.

In connection with the issuance of these convertible debentures, the Company issued to its noteholders an aggregate of 186,566 shares of common stock as an inducement to lend. These shares were valued at $109,839 or approximately $0.59 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible debentures. The related amortization expense was $29,799 for the three months ended March 31, 2018.

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

The Company has analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply.

Senior Secured Promissory Notes

The following tables set forth the components of the Company’s senior, secured promissory notes at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Principal value of promissory notes	$4,040,000	$4,040,000
Loan discounts	(443,340)	(86,339)
Less current portion	(38,475)	–
Total promissory notes, net	$3,558,185	$3,953,661

Amendment of TDA Sellers Note

On January 3, 2018, we entered into an amendment to the acquisition agreement with the TDA Sellers (the “Amendment”):

•	The TDA Sellers agreed to extend the maturity date of the $4.0 million secured promissory note one year until July 1, 2019 (see 2016 description below);

•	The interest rate on the Note during the one-year extension period from July 2, 2018 to July 1, 2019 was changed to 10%. The interest rate on the Note remained at 5%, payable annually in arrears, until June 30, 2018;

•	During the one-year extension period, the interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 is due on September 30, 2018; and

•	Under the terms of the terms acquisition agreement, the TDA Sellers had an opportunity to earn up to $5.0 million in contingent Earnout Payments (as describe above). The original Earn out measurement period ended on December 31, 2018. As part of the consideration for the TDA Sellers agreeing to enter the Amendment, we agreed to extend the Earnout Period, one year, to December 31, 2019.

Also, as additional consideration, we issued an additional 800,000 restricted shares valued at $480,000 of our common stock to the TDA Sellers. The amortization of this $480,000 in additional discount amount to $80,000 in interest during the three-month period ended March 31, 2018.

As a result of the amendment, the Company has classified the promissory note as a long-term obligation on our balance sheet for the period ended December 31, 2017.

On June 20, 2016, the Company issued a secured promissory note to the shareholders of TD Holdings in connection with the share sale agreement. The note totaled $4.0 million, bears interest at 5.0% per annum and is due on the earlier of (i) June 20, 2018 or (ii) the date on which the Company successfully completes a qualified initial public offering as defined in the agreement. The note is collateralized by all of the assets of TD Holdings. See amendment to the TDH Seller’s Note (above).

Maturities of the Company’s borrowings for each of the next five years are as follows:

2018	$65,000
2019	$5,701,223
2020	$646,263
2021	$–
2022	$–

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock at a par value of $0.001. No shares of Preferred Stock were issued and outstanding as of either March 31, 2018 or December 31, 2017.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 and had 126,115,017 and 124,273,548 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

Common Stock Issued in Private Placements

During the three-month period ended March 31, 2018 and the year ended December 31, 2017, the Company did not issue any shares of stock in private placements.

Common Stock Issued in Connection with the Exercise of Warrants

During the three months ended March 31, 2018, the Company issued 256,455 shares of common stock for proceeds of $61,244 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

During the year ended December 31, 2017, the Company issued 6,530,220 shares of common stock for proceeds of $1,566,000 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three months ended March 31, 2018, the Company issued 115,321 shares of common stock with a fair market value of $76,193 to employees, officers and directors in lieu of cash payment. Additionally, the Company issued 197,500 shares of common stock with a fair value of $138,375 to consultants and other professionals in lieu of cash payments.

During the year ended December 31, 2017, the Company issued 1,156,931 shares of common stock with a fair market value of $835,225 to employees, officers and directors in lieu of cash payment. Additionally, the Company issued 3,264,965 shares of common stock with a fair value of $1,892,735 to consultants and other professionals in lieu of cash payments.

Each share issuance made in exchange for services was valued based upon the trading price of the Company’s common stock on the OTC markets.

Common Stock Issued In lieu of Cash for Loans Payable and Other Accrued Obligations

During the three months ended March 31, 2018, the Company issued 285,627 shares of common stock with a fair market value of $171,376 to satisfy loans payable and other accrued obligations.

During the year ended December 31, 2017, the Company issued 1,045,870 shares of common stock with a fair market value of $533,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Issuance of Convertible Debentures

During the three months ended March 31, 2018 the Company issued 186,566 shares of common stock with a fair market value of $78,321 to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes. The fair value of the shares was recorded as interest expense in the Company’s consolidated financial statements. See Note 12 – Debt.

During the year ended December 31, 2017 the Company issued 150,305 shares of common stock with a fair market value of $78,322 to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes. The fair value of the shares was recorded as interest expense in the Company’s consolidated financial statements. See Note 12 – Debt.

Common Stock Issued in the Acquisition of a Business

During the year ended December 31, 2017, the Company issued 300,000 shares valued at $147,000 with the ac question of a business,

Common Stock Issued in the Acquisition of Intangible Assets

During the year ended December 31, 2017 the company issued 83,400 shares in connection with the acquisition of certain intangible assets valued at $60,000

Common Stock issued in Connection with the Amendment of the Terms of a Promissory note

During the three months ended March 31, 2018, we issued 800,000 shares valued at $480,000 in connection with the amendment we negotiated to the $4.0 million dollar TDA Sellers Note -see Note 11

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The following table reflects all outstanding and exercisable warrants at March 31, 2018 and December 31, 2017. All stock warrants are exercisable for a period between three and five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs)
Balance January 1, 2017	7,608,154	$0.26	0.75
Warrants issued	567,166	$1.50	2.25
Less : Warrants exercised	(7,107,765)	$0.24
Warrants forfeited	(29,190)	$0.24
Balance December 31, 2017	1,038,365	$1.36	2.38
Warrants issued	–
Less : Warrants exercised	(256,455)
Balance March 31, 2018	781,910	$1.36	2.13

Stock Options

The following table represents all outstanding and exercisable stock options as of March 31, 2018.

	Options issued	Options forfeited	Options outstanding	Vested options	Strike Price	Weighted Average Remaining Life In Years

	7,735,350	–	7,735,350	7,735,350	$0.24	5.0
	9,695,250	417,000	9,278,250	9,278,250	$0.36	1.2
	938,250	938,250	–	–	$0.48
	13,135,500	3,544,500	9,591,000	9,591,000	$0.72	2.0
	5,421,000	1,042,500	4,378,500	4,300,313	$0.78	2.9
Total	36,925,350	(5,942,250)	30,983,100	30,904,913		2.6

For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company recorded $-0- and $1,823,408 in stock-based compensation expense, respectively related to these stock options.

14.	COMMITMENTS AND CONTINGENCIES

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

We opened a new 1,400 square foot office in Norcross, Georgia on January 1, 2018 to house our NetSpective division.  The monthly rent pursuant to a five-year lease which expires in December 2023, is $2,055 per month which increases by approximately 3% annually.

15.	SUBSEQUENT EVENTS

Subsequent to March 31, 2018 the Company has issued $461,111 in two-year convertible OID notes at 15% interest to four accredited investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Quarterly Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

Results of operations for the three months ended March 31, 2018 and 2017 include the operations of Grom and its five wholly owned subsidiaries. It does not include the operating results of Illumination America.

Retroactive Application of the Share Exchange Ratio

All references to common stock totals or values in this Quarterly Report, unless otherwise stated have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

Results of Operations

Comparison of Results of Operations for the quarter ended March 31, 2018 and March 31, 2017

Revenue

During the three months ended March 31, 2018 we generated revenues of $2,032,672 compared to revenues of $1,708,681 during the three-month period ended March 31, 2017, an increase of $323,991, or 19%. The increase is due to increase revenues at TDH offset by a decline in revenues at Netspective webfiltering. Since both businesses are contract based the timing of revenues from quarter to quarter may change.

Subscription and advertising revenue generated by our gromsocial.com website and from our “MamaBear” mobile software safety application for the period ended March 31, 2018 was nominal. We expect to start generating increasing revenue from these sources in the second half of 2018. Additionally, we expect generate revenues from our new nutritional product supplement for children that we also expect to launch in the second half of 2018. However, there can be no assurances we will be successful in generating increasing revenue from these sources.

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

Gross margin for the periods ended March 31, 2018 and 2017 were 61.7% and 56.8%, respectively. The increase in gross margin for the year ended 2018 compared to 2017, is primarily attributable to improved margins at both our animation and webfiltering divisions.

Operating expenses

Operating expenses were $2,083,307 for the three-month period ended March 31, 2018, compared to $3,802,008 for same period ended in 2017, or a decrease of $1,718,701. The decrease in 2018 is primarily attributable to a reduction of approximately $1,478,000 in stock-based compensation, and due to a reduction of approximately $352,000 in professional fees, offset by an increase in general and administrative expense of approximately $180,000.

Interest Expense

Interest expense is comprised of cash interest payable on the Note due to the TDA Sellers, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $263,903 for the three-month period ended March 31, 2018 compared to the same period in 2017. The significant increase is to an increase in debt, the amortization of note discounts including the note discount of $480,000 related to the amendment of the note due to the TDA Sellers -see Note 12 Debt.

Other Income

Other income for the periods ended March 31, 2018 and 2017 was $345 and $11,694, respectively and was comprised of royalty income earned on film projects at TD Holdings.

Net loss

Net loss for the period ended March 31, 2018 was $1,091,122 or ($0.01) per share compared to a net loss of $2,922,234 during the same period ended March 31, 2017. The reduction in the operating losses is primarily in legal and professional fees of approximately $352,000 in 2018 compared to 2017.

Liquidity and Capital Resources

At March 31, 2018, we had $406,850 in cash.

During the three months ended March 31, 2018, net cash used in operating activities was $500,763 compared to net cash used of $24,928 during the same period in 2017. The increase of $475,835 in net cash used in operating activities is primarily attributable changes in operating assets of approximately $200,000, and a reduction of approximately $658,000 in common stock and fees exchanged for services offset by a decrease in operating loss, net of stock-based compensation of approximately $353,000.

Net cash used in investing activities during the period ended March 31, 2018 increased approximately $114,000 compared to the same period in 2017 and is directly attributable to an increase in the purchase of fixed assets in the same amount.

Net cash provided by financing activities was $683,260 for the three months ended March 31, 2018 compared to $65,000 for the same period in 2017. The increase in net cash provided by financing activities of $618,260 is primarily due to $671,760 in proceeds from convertible notes in 2018 compared to zero in the same period in 2017.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred annual losses since inception and expect we may incur additional losses in future periods. Additionally, as of March 31, 2018, excluding related party payables to our officers and principal shareholders which are not anticipated to be paid for the foreseeable future, we had a working capital deficit of $918,020.

We currently have a monthly consolidated cash operating loss of approximately $125,000 to $150,000, or approximately $1,800,000 per year. In order to fund our operations, we believe we will be required to raise approximately $2,000,000. As of the date of this Form 10-Q we have no commitment from any investment banker or other traditional funding sources and, while we have had discussions with various potential funding sources, we have no definitive agreement with any third party to provide us with financing, either debt or equity. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 and December 31, 2017.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K for the year ended December 31, 2017, Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at reasonable assurance levels.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2018, we did not receive any proceeds from the sale of equity securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documen

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2018	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Melvin Leiner
Melvin Leiner
Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

