Form 10-Q
period 2018-06-30
Grom Social Enterprises, Inc.
filed 2018-08-14
CIK 1662574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding was 127,495,399 shares as of August 14, 2018.

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

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017

F-4	Notes to Interim Unaudited Financial Statements

2

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$392,005	$436,869
Accounts receivable	556,167	445,388
Inventory	522,926	426,998
Prepaid expenses and other current assets	980,240	1,035,379
Total current assets	2,451,338	2,344,634
Property and equipment, net	924,286	849,893
Goodwill	8,853,261	8,800,761
Intangible assets, net	6,538,629	6,768,857
Deferred tax assets	189,513	201,290
Other assets	69,106	81,345
Total assets	$19,026,133	$19,046,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$567,506	$882,504
Accrued liabilities	1,652,152	1,592,726
Advanced payments and deferred revenues	1,465,283	1,184,624
Convertible debentures, net -- current	–	75,000
Related party payables	2,294,257	2,076,640
Income taxes payable	–	46,963
Total current liabilities	5,979,198	5,858,457
Convertible debentures, net of loan discounts	2,529,627	1,463,273
Senior secured promissory notes, net of loan discounts	3,720,000	3,953,661
Contingent purchase consideration	429,000	429,000
Other noncurrent liabilities	223,601	237,495
Total liabilities	12,881,426	11,941,886

Commitments and contingencies (Note 14)	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 127,328,822 and 124,273,548 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	127,329	124,274
Additional paid-in capital	49,493,776	47,901,532
Accumulated earnings (deficit)	(43,288,577)	(40,843,568)
Accumulated other comprehensive income	(187,821)	(77,344)
Total stockholders' equity	6,144,707	7,104,894
Total liabilities and equity	$19,026,133	$19,046,780

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$1,778,633	$1,776,875	$3,811,305	$3,485,556
Cost of goods sold	668,386	876,511	1,446,125	1,614,374
Gross margin	1,110,247	900,364	2,365,180	1,871,182
Operating expenses:
Depreciation and amortization	204,986	277,995	405,087	561,546
Selling and marketing	55,442	72,501	111,354	112,971
General and administrative	1,575,698	969,557	2,944,244	2,157,525
Professional fees	300,424	292,473	682,979	1,027,661
Stock based compensation	92,970	408,529	169,163	1,963,360
Total operating expenses	2,229,520	2,021,055	4,312,827	5,823,063
Income (loss) from operations	(1,119,273)	(1,120,691)	(1,947,647)	(3,951,881)
Other income (expense)
Interest income (expense), net	(245,366)	(104,843)	(508,459)	(207,581)
Other gains (losses)	34,161	13,695	34,506	25,389
Total other income (expense)	(211,205)	(91,148)	(473,953)	(182,192)
Income (loss) before income taxes	(1,330,478)	(1,211,839)	(2,421,600)	(4,134,073)
Provision for income taxes	23,409	–	23,409	–
Net income (loss)	$(1,353,887)	$(1,211,839)	$(2,445,009)	$(4,134,073)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	126,387,518	104,128,845	126,017,416	103,445,162

Comprehensive loss:
Net income (loss)	$(1,353,887)	$(1,211,839)	$(2,445,009)	$(4,134,073)
Foreign currency translation adjustment	(110,477)	(3,919)	(110,477)	(3,919)
Comprehensive income (loss)	$(1,464,364)	$(1,215,758)	$(2,555,486)	$(4,137,992)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,445,009)	$(4,134,073)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	405,087	561,546
Amortization of debt discount	325,619	92,289
Common stock issued for financing costs	2,250	–
Common stock issued in exchange for fees and services	263,250	907,955
Deferred taxes	11,776	(4,619)
Stock based compensation	293,363	1,963,360
Changes in operating assets and liabilities:
Accounts receivable	(110,778)	(74,570)
Inventory	(95,927)	(30,469)
Prepaid expenses and other current assets	127,138	(116,711)
Other assets	12,239	(19,876)
Accounts payable	(143,522)	(217,559)
Accrued liabilities	59,426	33,838
Advanced payments and deferred revenues	280,659	547,055
Income taxes payable and other noncurrent liabilities	(60,857)	(33,102)
Related party payables	217,616	450,724
Net cash provided by (used in) operating activities	(857,670)	(74,212)

Cash flows from investing activities:
Purchase of fixed assets	(249,252)	(119,403)
Net cash provided by (used in) investing activities	(249,252)	(119,403)

Cash flows from financing activities:
Proceeds from exercise of common stock purchase warrants, net of issuance costs	61,500	1,038,000
Proceeds from issuance of convertible debentures	1,186,135	–
Proceeds from issuance of senior, secured promissory notes	–	32,000
Repayments of convertible debentures	(75,000)	(75,000)
Net cash provided by (used in) financing activities	1,172,635	995,000

Effect of exchange rates on cash and cash equivalents	(110,577)	(15,069)
Net increase (decrease) in cash and cash equivalents	(44,864)	786,316
Cash and cash equivalents at beginning of period	436,869	443,494
Cash and cash equivalents at end of period	$392,005	$1,229,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,253	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$52,500	$32,500
Common stock issued with letter of intent to acquire a business	–	–
Common stock issued related to acquisition of intangible assets	$–	$60,000
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$678,259	$–
Common stock issued in connection with long term service contracts	$72,000	$–
Common stock issued to reduce accounts payable and other accrued liabilities	$171,376	$33,000
Contingent purchase consideration	$–	$362,500
Debt issued related to acquisition of a business	$–	$1,000,000
Discount for beneficial conversion features on convertible debentures	$801	$–

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Unaudited Financial Statements

For the Three and Six-Month Interim Periods Ended June 30, 2018 and 2017

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

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the six month period ended June 30, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Grom Social, TD Holdings, GES, Illumination, GNS and IAL. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to house the NetSpective assets and business which was acquired on January 1, 2017.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the three month and six-month periods ended June 30, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017.

Fair value, January 1, 2017	$1,931,707
Fair value of contingent consideration issued during the period	362,500
Change in fair value	(1,865,207)
Fair value, December 31, 2017	429,000
Fair value of contingent consideration issued during the period	–
Change in fair value	–
Fair Value, June 30, 2018	$429,000

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

The Company believes that no write-down for obsolete inventory is necessary as of June 30, 2018 and December 31, 2017.

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

The Company evaluated the recoverability of its long-lived assets on June 30, 2018 and at December 31, 2017, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2018, and December 31, 2017, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

3.	ACCOUNTS RECEIVABLE

The following table sets forth the components of the Company’s accounts receivable at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Total accounts receivable	$556,167	$445,388

As of June 30, 2018, and December 31, 2017, the Company evaluated its outstanding accounts receivables and determined that no allowance for bad debts was necessary. No bad debt expense was recorded during the six-month period ended June 30, 2018 and the year ended December 31, 2017.

During the six-month ended June 30, 2018, the Company had four customers that accounted for 79.5% of revenues and four customers that accounted for 55.2% of accounts receivable.

During the year ended December 31, 2017, the Company had four customers that accounted for approximately 71.6% of consolidated revenues and three customers that accounted for 77.3% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Collaborative development agreement	$143,649	$191,531
Vendor advances	93,718	43,219
Prepaid service agreements	421,023	578,732
Other prepaid expenses and current assets	321,850	221,897
Total	$980,240	$1,035,379

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT, NET

The following table sets forth the components of the Company’s property and equipment at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$1,846,459	$(1,368,943)	$477,516	$1,792,499	$(1,319,388)	$473,111
Machinery and equipment	152,369	(88,421)	63,948	95,356	(88,342)	7,015
Vehicles	153,409	(116,191)	37,218	159,431	(110,098)	49,333
Furniture and fixtures	354,268	(265,954)	88,314	305,855	(273,768)	32,086
Leasehold improvements	833,490	(576,200)	257,290	654,309	(585,808)	68,502
Total fixed assets	3,339,995	(2,415,709)	924,286	3,007,450	(2,377,404)	630,046
Fixed assets not subject to depreciation:
Construction in progress	–	–	–	219,847	–	219,847
Total fixed assets	$3,339,995	$(2,415,709)	$924,286	$3,227,297	$(2,377,404)	$849,893

For the six-month period ended June 30, 2018 and the year ended December 31, 2017, the Company recorded depreciation expense of $170,668 and $277,047, respectively.

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

On January 3, 2018, we entered into an amendment to the acquisition agreement with the TDA Sellers -see Note 12 Debt, “Senior Secured Promissory Notes”. As part of the terms of the agreement, we issued an additional 800,000 restricted shares valued at $480,000 of our common stock to the TDA Sellers, which was recorded as an additional note discount. For the three-month period ended June 30, 2018 the Company recorded $80,000 in interest expense related to the note discount. The remaining discount balance at June 30, 2018 was $320,000.

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

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at June 30, 2018 and December 31, 2017:

Fair value, January 1, 2017	$8,104,056
Acquisition of NetSpective Webfiltering	696,705
Balance, December 31, 2017	8,800,761
Acquisition of Bonnie Boat	52,500
Fair Value, June 30, 2018	$8,853,261

The following table sets forth the components of the Company’s intangible assets at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	(316,356)	1,283,930	$1,600,286	$(236,343)	$1,363,943
Mobile software applications	2.00	282,500	(277,500)	5,000	282,500	(240,729)	41,771
NetSpective webfiltering software	2.00	1,134,435	(340,331)	794,104	1,134,435	(226,887)	907,548
Noncompete agreements	1.50	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal		3,863,859	(1,780,825)	2,083,034	3,863,859	(1,550,597)	2,313,262
Intangible assets not subject to amortization:
Trade names	–	4,455,595		4,455,595	4,455,595	–	4,455,595
Total intangible assets		$8,319,454	$(1,780,825)	$6,538,629	$8,319,454	$(1,550,597)	$6,768,857

The Company recorded amortization expense for intangible assets subject to amortization of $230,239 for the six-month period ended June 30, 2018, and $1,092,592 for the year ended December 31, 2017.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2018	$198,547
2019	386,916
2020	386,916
2021	386,916
2022	160,029
Thereafter	563,710
$2,083,034

8.	OTHER ASSETS

Other assets are comprised solely of guarantee deposits at TDA which are refundable upon termination of contract or delivery of subject matter of the contract. These are initially recorded at cost which is the fair value at the time of transaction and are subsequently measured at amortized cost.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017

Earnout consideration payable in connection with Netspective acquisition	$362,500	$362,500
Executive and employee compensation	783,300	838,689
Interest on convertible debentures and promissory notes	458,440	356,599
Other accrued expenses and liabilities	47,912	34,938
Total accrued liabilities	$1,652,152	$1,592,726

10.	RELATED PARTY PAYABLES

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. Neither Mr. Marks nor Mr. Leiner have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet. During the three-month period ended March 31, 2018, Wayne Dearing, the managing director of TDH and his wife Stella Dearing made loans to the Company amounting to $259,433 as of June 30, 2018. These loans were made to assist TDH’s liquidity and helping to fund the capital expenditures to build out new office space at its facilities in Manila. These short-term demand loans are non-interest.

On December 29, 2017, Messrs. Marks and Leiner agreed to convert an aggregate of $500,000 of their combined loan balances into shares of our Common Stock, at a conversion price of $0.50 per share, which was above the closing price of the Company’s common stock of $0.30 on December 29, 2017. Mr. Marks converted $333,333 of his loan into 666,666 shares; and Mr. Leiner converted $166,667 into 333,334 shares. As a result of the transaction, Mr. Marks and Mr. Leiner’s loan balances were reduced to $1,291,018 and $842,468, respectively. Mr. Marks and Mr. Leiner now beneficially own 15,204,731 and 9,313,136 shares of our Common Stock, respectively.

As of June 30, 2018, and December 31, 2017, the loan balances, respectively $1,194,283 and $1,215,442 for Mr. Marks; and $840,540 and $861,198, respectively, for Mr. Leiner.

On January 4, 2018, Mr. Marks and Mr. Leiner voluntarily agreed to defer a large portion of their demand loans until July 1, 2019. Mr. Marks agreed to defer $915,442 of his loan balance, and Mr. Leiner agreed to defer $561,198, leaving each individual with a current principal balance due of $300,000.

Mr. Marks’ son Zach and his wife Sarah are employees of Grom. Their annual salaries are $90,000 and $35,000, respectively. His sons Luke and Jack, and daughter Caroline are also employed by Grom as independent contractors. Their annual fees are $18,000, $7,200 and $15,000, respectively. The Company believes that the services provided by members of the Marks family are integral to the success of the Company and are valued significantly below market for the comparable level of services provided.

During the years ended December 31, 2017 and 2016, the Company’s two officers and Zach Marks each voluntarily agreed to defer portion of their salaries. As of June 30, 2018, and December 31, 2017 the group was collectively owed $635,643 and $617,213 respectively, in accrued salaries. See Note 9 – Accounts Payable and Accrued Liabilities.

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

The balance of the accrued retirement benefit cost as of June 30, 2018 and December 31, 2017 amounted to $223,601 and $237,495 respectively.

12.	DEBT

Convertible Debentures

The following tables set forth the components of the Company’s, convertible debentures as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Redeemable unsecured convertible note -TeleMate	$1,000,000	1,000,000
Principal value of secured convertible notes	1,914,708	676,223
Loan discounts	(385,081)	(137,950)
Less: Current portion	–	(75,000)
Total convertible notes, net	$2,529,627	$1,463,273

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

Secured Convertible Notes - 2018

During the six-month period ended June 30, 2018, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $1,186,135. The Notes were issued with an OID discounts of 10.0%, or $127,348. The debentures carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with fixed conversion at a price per share if converted within the first year of issuance or fixed conversion price at $0.78 converted during the two-year following issuance.

In connection with the issuance of these convertible debentures, the Company issued to its noteholders an aggregate of 328,371 shares of common stock as an inducement to lend. These shares were valued at $198,260 or approximately $0.60 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible debentures. The related amortization expense was $79,280 for the six months ended June 30, 2018.

Secured Convertible Notes - 2017

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

Secured Convertible Notes - 2016 activity

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

The Company has analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply.

Senior Secured Promissory Notes

The following tables set forth the components of the Company’s senior, secured promissory notes at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Principal value of promissory notes	$4,040,000	$4,040,000
Loan discounts	(320,000)	(86,339)

Total promissory notes, net	$3,720,000	$3,953,661

Amendment of TDA Sellers Note

On January 3, 2018, we entered into an amendment to the acquisition agreement with the TDA Sellers (the “Amendment”):

•	The TDA Sellers agreed to extend the maturity date of the $4.0 million secured promissory note one year until July 1, 2019 (see 2016 description below);

•	The interest rate on the note during the one-year extension period from July 2, 2018 to July 1, 2019 was changed to 10%. The interest rate on the Note remained at 5%, payable annually in arrears, until June 30, 2018;

•	During the one-year extension period, the interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 is due on September 30, 2018; and

•	Under the terms of the terms acquisition agreement, the TDA Sellers had an opportunity to earn up to $5.0 million in contingent Earnout Payments (as describe above). The original Earn out measurement period ended on December 31, 2018. As part of the consideration for the TDA Sellers agreeing to enter the Amendment, we agreed to extend the Earnout Period, one year, to December 31, 2019.

Also, as additional consideration, we issued an additional 800,000 restricted shares valued at $480,000 of our common stock to the TDA Sellers. The amortization of this $480,000 in additional discount amount to $160,000 in interest during the six-month period ended June 30, 2018.

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

Maturities of the Company’s borrowings for each of the next five years are as follows:

2018	$40,000
2019	$5,701,223
2020	$1,213,485
2021	$–
2022	$–

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock at a par value of $0.001. No shares of Preferred Stock were issued and outstanding as of either June 30, 2018 or December 31, 2017.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 and had 127,328,822 and 124,273,548 shares of common stock issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

Common Stock Issued in Private Placements

During the six-month period ended June 30, 2018 and the year ended December 31, 2017, the Company did not issue any shares of stock in private placements.

Common Stock Issued in Connection with the Exercise of Warrants

During the six months ended June 30, 2018, the Company issued 256,455 shares of common stock for proceeds of $61,244 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

During the year ended December 31, 2017, the Company issued 6,530,220 shares of common stock for proceeds of $1,566,000 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the six months ended June 30, 2018, the Company issued 595,321 shares of common stock with a fair market value of $292,443 to employees, officers and directors in lieu of cash payment. Additionally, the Company issued 634,500 shares of common stock with a fair value of $335,250 to consultants and other professionals in lieu of cash payments.

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

Common Stock Issued In lieu of Cash for Loans Payable and Other Accrued Obligations

During the six months ended June 30, 2018, the Company issued 285,627 shares of common stock with a fair market value of $171,376 to satisfy loans payable and other accrued obligations.

During the year ended December 31, 2017, the Company issued 1,045,870 shares of common stock with a fair market value of $533,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Issuance of Convertible Debentures

During the six months ended June 30, 2018 the Company issued 328,371 shares of common stock with a fair market value of $198,260 to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes. The fair value of the shares was recorded as interest expense in the Company’s consolidated financial statements. See Note 12 – Debt.

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

Common Stock Issued in the Acquisition of a Business

During the six months ended June 30, 2018 the Company issued 150,000 shares valued at $52,000 with the acquisition of Bonnie Boat.

During the year ended December 31, 2017, the Company issued 300,000 shares valued at $147,000 with the acquisition of Fyoosion marketing technology.

Common Stock Issued in the Acquisition of Intangible Assets

During the year ended December 31, 2017 the company issued 83,400 shares in connection with the acquisition of certain intangible assets valued at $60,000.

Common Stock issued in Connection with the Amendment of the Terms of a Promissory note

During the six months ended June 30, 2018, we issued 800,000 shares valued at $480,000 in connection with the amendment we negotiated to the $4.0 million-dollar TDA Sellers Note -see Note 11. Additionally, we issued 5,000 shares valued at $2,250 to amend the terms of a promissory note.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2018 and December 31, 2017. All stock warrants are exercisable for a period between three and five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)
Balance January 1, 2017	7,608,154	$0.26	0.75
Warrants issued	567,166	$1.50	2.25
Less: Warrants exercised	(7,107,765)	$0.24
Warrants forfeited	(29,190)	$0.24
Balance December 31, 2017	1,038,365	$1.36	2.38
Warrants issued	–
Less: Warrants exercised	(256,455)
Balance June 30, 2018	781,910	$1.36	1.88

Stock Options

The following table represents all outstanding and exercisable stock options as of June 30, 2018.

	Options issued	Options forfeited	Options outstanding	Vested options	Strike Price	Weighted Average Remaining Life In Years

	7,735,350	–	7,735,350	7,735,350	$0.24	4.77
	9,695,250	417,000	9,278,250	9,278,250	$0.36	.95
	938,250	938,250	–	–	$0.48
	13,135,500	3,544,500	9,591,000	9,591,000	$0.72	1.76
	5,481,000	1,042,500	4,438,500	4,340,406	$0.78	2.62
Total	36,985,350	(5,942,250)	31,043,100	30,945,006		2.39

On May 1, 2018 the Company granted 60,000 stock options to a new employee at a strike price of $0.78, vesting over a five-year period. Using the Black Sholes model with a volatility of 520.58%, with no dividends paid since inception and a risk-free interest rate of 2.86%; resulted in stock-based compensation expense of $27,600 which will amortized over a 60 month period, or $460 per month.

For the three months ended June 30, 2018 and the year ended December 31, 2017, the Company recorded $920 and $1,823,408 in stock-based compensation expense, respectively related to these stock options.

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

Subsequent to June 30, 2018 the Company has issued $110,000 in two-year convertible 20% OID notes at 10% interest to four accredited investors.

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

As a result of the acquisition of Grom Holdings we now operate our business through five wholly-owned subsidiaries, including:

•	Grom Social which operates the Company’s social media network designed for children.

•	TD Holdings whose operations are conducted through its subsidiary companies, TDAHK and TDA. TD Holdings principal activities, based in Manila, Philippines, are the production of animated films.

•	GES which the Company operates its NetSpective webfiltering services that is provided to schools.

•	GNS through which the Company intends to market and distribute four flavors of a nutritional supplement to children.

•	IAL, which operates the LED business that was Illumination America’s principal business prior to the Grom Holdings acquisition.

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

Results of operations for the three and six months ended June 30, 2018 and 2017 include the operations of Grom and its five wholly-owned subsidiaries. It does not include the operating results of Illumination America.

Retroactive Application of the Share Exchange Ratio

All references to common stock totals or values in this Quarterly Report, unless otherwise stated have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2018 and June 30, 2017

Revenue

During the three months ended June 30, 2018 we generated revenues of $1,778,633 compared to revenues of $1,776,875 during the three-month period ended June 30, 2017, an increase of $1,758 or an increase of approximately 0.1%. The increase is due to increase revenues at TDH offset by a decline in revenues at Netspective webfiltering. Since both businesses are contract based the timing of revenues from quarter to quarter may change.

Subscription and advertising revenue generated by our gromsocial.com website and from our “MamaBear” mobile software safety application for the period ended June 30, 2018 was nominal. We expect to start generating increasing revenue from these sources in the second half of 2018. Additionally, we expect generate revenues from our new nutritional product supplement for children that we also expect to launch in the fourth quarter of 2018. However, there can be no assurances we will be successful in generating increasing revenue from these sources.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by subsidiary. Margins at our largest subsidiary, TDA are approximately 45-60%, margins for our web filtering revenues are typically in the 75-78% range, and margins at our lighting business have historically been between 12-18% Additionally, margins within subsidiary vary from quarter to quarter and from year to year due to the nature of the business of each subsidiary. Therefore, our consolidated blended gross margin will be subject to significant fluctuation form period to period until we increase our revenue to higher levels. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the periods ended June 30, 2018 and 2017 were 62.4% and 50.7%, respectively. The increase in gross margin for the three months ended June 30, 2018 compared to June 30, 2017, is primarily attributable to improved margins at both our animation and webfiltering divisions.

Operating expenses

Operating expenses were $2,229,521 for the three-month period ended June 30, 2018, compared to $2,021,056 for same period ended in 2017, or an increase of $208,465. The increase in 2018 is primarily attributable to an increase in general and administrative expenses (G&A) of approximately $606,000 offset by a reduction of approximately $315,500 in stock-based compensation, and due to a reduction of approximately $73,000 in depreciation and amortization. The additional G&A expense were incurred across all phases of our business including with the intention of increasing future revenue. There can be no assurance that these expenditures will result in increased future revenues.

Interest Expense

Interest expense is comprised of cash interest payable on the Note due to the TDA Sellers, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $245,366 for the three-month period ended June 30, 2018 compared to 104,843 the same period in 2017. The significant increase is attributable to an increase in debt, the amortization of note discounts including the note discount of $480,000($80,000 per quarter) related to the amendment of the note due to the TDA Sellers -see Note 12 Debt.

Other Income

Other income for the three-month periods ended June 30, 2018 and 2017 was $34,161 and $13,695, respectively, and was comprised of royalty income earned on film projects at TD Holdings.

Net loss

Net loss for the three-month period ended June 30, 2018 was ($1,353,887) or ($0.01) per share compared to a net loss of ($1,211,839) or ($0.01) per share during the same period ended June 30, 2017. The increase in operating losses of $142,048 in the 2018 period compared to 2017 is primarily attributable to increased gross margin of approximately $210,000; offset by an increase in operating expenses of approximately $208,000 and an increase in interest expense by approximately $120,000.

Comparison of Results of Operations for the six months ended June 30, 2018 and June 30, 2017

Revenue

During the six months ended June 30, 2018 we generated revenues of $3,811,305 compared to revenues of $3,485,556 during the six-month period ended June 30, 2017. The increase in revenues of approximately $326,000 is primarily due to increased revenues at TDH of $363,000 offset by a decline in revenues at Netspective webfiltering of approximately $40,000. Since both businesses are contract based the timing of revenues from quarter to quarter may change.

Subscription and advertising revenue generated by our gromsocial.com website and from our “MamaBear” mobile software safety application for the six-month period ended June 30, 2018 was approximately $15,000. We expect to start generating increasing revenue from these sources in the second half of 2018. Additionally, we expect generate revenues from our new nutritional product supplement for children “Just Brilliant” that we also expect to launch in the fourth quarter of 2018. However, there can be no assurances we will be successful in generating increasing revenue from these sources.

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

Gross margin for the six-month periods ended June 30, 2018 and 2017 were 62.1% and 53.7%, respectively. The increase in gross margin for the six-month period ended 2018 compared to the same six-month period ended June 30, 2017, is primarily attributable to improved margins at both our animation and webfiltering divisions.

Operating expenses

Operating expenses were $4,312,827 for the six-month period ended June 30, 2018, compared to $5,823,063 for same period ended in 2017, or a decrease of approximately $1,510,000. The decrease in 2018 is primarily attributable to a reduction of approximately $1,795,000 in stock-based compensation, and due to a reduction of approximately $345,000 in professional fees; a decrease of approximately $156,000 in depreciation and amortization; offset by an increase in general and administrative expense of approximately $787,000.

Interest Expense

Interest expense is comprised of cash interest payable on the Note due to the TDA Sellers, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $508,459 for the six-month period ended June 30, 2018 compared to 207,581 the same period in 2017. The significant increase is attributable to an increase in debt, the amortization of note discounts including the note discount of $480,000(160,000 in expense in 2018) related to the amendment of the note due to the TDA Sellers -see Note 12 Debt.

Other Income

Other income for the six-month periods ended June 30, 2018 and 2017 was $34,506 and $25,389 respectively and was comprised of royalty income earned on film projects at TD Holdings.

Net loss

Net loss for the six-month period ended June 30, 2018 was $2,445,009 or ($0.02) per share compared to a net loss of $4,134,073 during the same period ended June 30, 2017. The reduction in the operating losses is primarily due to increased gross margin of approximately $494,000, a decrease in operating expenses of approximately $1,510,000, offset by an increase in interest expense by approximately $301,000.

Liquidity and Capital Resources

At June 30, 2018, we had $392,005 in cash.

During the six months ended June 30, 2018, net cash used in operating activities was $(857,670) compared to net cash used of $(74,212) during the same period in 2017. The increase of $783,458 in net cash used in operating activities is primarily attributable changes in operating assets of approximately $253,000 and a reduction of approximately $645,000 in common stock and fees exchanged for services.

Net cash used in investing activities during the period ended June 30, 2018 increased approximately $130,000 compared to the same period in 2017 and is directly attributable to an increase in the purchase of fixed assets in the same amount.

Net cash provided by financing activities was $1,172,635 for the three months ended June 30, 2018 compared to $995,000 for the same period in 2017. The increase in net cash provided by financing activities of $177,635 is primarily due to $1,186,135 in proceeds from convertible notes in 2018 compared to zero in the same period in 2017, offset by proceeds from warrant exercises of $1,038.000 in 2017 compared to $61,500 in 2018.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred annual losses since inception and expect we may incur additional losses in future periods. Additionally, as of June 30, 2018, excluding related party payables to our officers and principal shareholders which are not anticipated to be paid for the foreseeable future, we had a working capital deficit of $1,233,603.

We currently have a monthly consolidated cash operating loss of approximately $150,000 to $180,000, or approximately $2,000,000 per year. In order to fund our operations, we believe we will be required to raise approximately $2,000,000. As of the date of this Form 10-Q we have no commitment from any investment banker or other traditional funding sources and, while we have had discussions with various potential funding sources, we have no definitive agreement with any third party to provide us with financing, either debt or equity. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018 and December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018, we issued 800,000 shares valued at $480,000 in connection with the amendment we negotiated to the $4.0 million-dollar TDA Sellers Note -see Note 11. Additionally, during the six-month period ended June 30, 2018 we issued 328,371 shares in connection with issuance of $1,186,135 in convertible notes. See Note 12.

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

Date: August 14, 2018	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Melvin Leiner
Melvin Leiner
Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

