Form 10-Q
period 2018-09-30
Grom Social Enterprises, Inc.
filed 2018-11-13
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The number of shares of the registrant’s only class of common stock issued and outstanding was 132,202,360 shares as of November 12, 2018.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions `and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017

F-5	Notes to Interim Unaudited Financial Statements

2

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$402,582	$436,869
Accounts receivable	510,241	445,388
Inventory	547,510	426,998
Prepaid expenses and other current assets	605,568	1,035,379
Total current assets	2,065,901	2,344,634
Property and equipment, net	1,270,694	849,893
Goodwill	8,853,261	8,800,761
Intangible assets, net	6,436,900	6,768,857
Deferred tax assets, net -- noncurrent	207,464	201,290
Other assets	72,433	81,345
Total assets	$18,906,653	$19,046,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$776,706	$882,504
Accrued liabilities	1,889,218	1,592,726
Advanced payments and deferred revenues	1,474,799	1,184,624
Senior secured promissory notes, net -- current	3,800,000	–
Income taxes payable	20,215	46,963
Related party payables	1,834,029	2,076,640
Total current liabilities	9,794,967	5,783,457
Convertible debentures, net of loan discounts	2,773,961	1,538,273
Senior secured promissory notes, net of loan discounts	–	3,953,661
Contingent purchase consideration	429,000	429,000
Other noncurrent liabilities	221,210	237,495
Total liabilities	13,219,138	11,941,886

Commitments and contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 129,656,317 and 124,273,548 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	129,657	124,274
Additional paid-in capital	50,201,965	47,901,532
Accumulated earnings (deficit)	(44,425,597)	(40,843,568)
Accumulated other comprehensive income	(218,510)	(77,344)
Total stockholders' equity	5,687,515	7,104,894
Total liabilities and equity	$18,906,653	$19,046,780

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Sales	$2,053,185	$2,194,275	$5,864,490	$5,679,831
Cost of goods sold	813,238	877,147	2,259,363	2,491,521
Gross margin	1,239,947	1,317,128	3,605,127	3,188,310
Operating expenses:
Depreciation and amortization	206,563	282,748	611,650	844,294
Selling and marketing	35,749	88,388	147,103	201,359
General and administrative	1,312,903	1,723,103	4,257,147	3,880,628
Professional fees	464,909	277,918	1,147,888	1,305,579
Stock based compensation	17,580	413,475	186,743	2,376,835
Total operating expenses	2,037,704	2,785,632	6,350,531	8,608,695
Income (loss) from operations	(797,757)	(1,468,505)	(2,745,404)	(5,420,385)
Other income (expense)
Interest income (expense), net	(324,614)	(322,551)	(833,073)	(530,132)
Other gains (losses)	(14,649)	179,969	19,857	205,358
Total other income (expense)	(339,263)	(142,582)	(813,216)	(324,774)
Income (loss) before income taxes	(1,137,020)	(1,611,087)	(3,558,620)	(5,745,159)
Provision for income taxes (benefit)	–	–	23,409	–

Net income (loss)	$(1,137,020)	$(1,611,087)	$(3,582,029)	$(5,745,159)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	126,387,518	111,380,009	126,522,785	106,119,177

Comprehensive loss:
Net income (loss)	$(1,137,020)	$(1,611,087)	$(3,582,029)	$(5,745,159)
Foreign currency translation adjustment	(30,689)	(20,790)	(141,166)	(24,709)
Comprehensive income (loss)	$(1,167,709)	$(1,631,877)	$(3,723,195)	$(5,769,868)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(3,582,029)	$(5,745,159)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	611,650	844,294
Amortization of debt discount	325,619	141,278
Common stock issued for financing costs	2,250	17,499
Common stock issued in exchange for fees and services	330,250	956,705
Deferred taxes	(6,175)	(8,240)
Stock based compensation	294,743	2,376,835
Changes in operating assets and liabilities:
Accounts receivable	(64,853)	(245,867)
Inventory	(120,512)	(16,458)
Prepaid expenses and other current assets	501,811	(200,558)
Other assets	8,911	(18,882)
Accounts payable	565,678	(74,775)
Accrued liabilities	311,492	318,547
Advanced payments and deferred revenues	290,174	406,721
Income taxes payable and other noncurrent liabilities	(43,033)	(36,689)
Related party payables	(242,611)	315,520
Net cash provided by (used in) operating activities	(816,635)	(969,229)

Cash flows from investing activities:
Cash acquired in acquisition of business	–	182
Purchase of fixed assets	(700,493)	(155,420)
Net cash provided by (used in) financing activities	(700,493)	(155,238)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	76,218	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	61,500	1,511,000
Proceeds from issuance of convertible debentures	1,496,389	–
Proceeds from issuance of senior, secured promissory notes	80,000	32,000
Repayments of convertible debentures	(75,000)	(125,000)
Net cash provided by (used in) financing activities	1,639,107	1,418,000

Effect of exchange rates on cash and cash equivalents	(156,266)	(24,708)
Net increase (decrease) in cash and cash equivalents	(34,287)	268,825
Cash and cash equivalents at beginning of period	436,869	443,494
Cash and cash equivalents at end of period	$402,582	$712,319

(Continued)

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

Continued

	Nine Months Ended September 30,2018	Nine Months Ended September 30,2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$70,253	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$52,500	$–
Common stock issued related to acquisition of intangible assets	$–	$60,000
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$744,179	$–
Common stock issued in connection with long term service contracts	$72,000	$–
Common stock issued to reduce accounts payable and other accrued liabilities	$671,376	$33,000
Contingent purchase consideration	$–	$362,500
Debt issued related to acquisition of a business	$–	$1,000,000
Discount for beneficial conversion features on convertible debentures	$801	$–

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Unaudited Financial Statements

For the Three and Nine-Month Interim Periods Ended September 30, 2018 and 2017

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

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, convertible debentures and officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of Common Stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its Common Stock to maximize working capital, and intends to continue this practice where feasible.

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

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the nine-month period ended September 30, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Grom Social, TD Holdings, GES, Illumination, GNS and IAL. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to house the NetSpective assets and business which was acquired on January 1, 2017.

GNS, which was formed in April 2017, had not recorded any material activity through the date of this report.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the three month and nine-month periods ended September 30, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Revenue from the production of animated films is recognized based upon substantial completion and delivery of the Company’s produced animated films on a per episodic basis. Substantial means that the animated films are 100% complete and is usually termed as a “first take”. In certain animation contracts, a certain percentage of the total contract price is withheld by the Company’s client for possible retakes and rejects over the finished products and are not recognized as revenue. A certain percentage of the episode price is required in advance as a down payment upon every inception of the animation of an episode and is initially recorded by the Company as deferred revenue.

Revenue is measured by reference to the fair value of the consideration received or receivable by the Company for services provided, excluding value-added tax (VAT), if any, and trade discounts. Cost and expenses are recognized in the consolidated statements of comprehensive income upon utilization of the service or at the date they are incurred.

Revenue from subscription sales is recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer hardware and a service license for a period of use between one year to five years for software and support. The subscriber is billed in full at the time of the sale. The Company immediately recognizes any revenue attributable to the computer hardware as it is non-refundable. The advanced billing for software and service is initially recorded as deferred revenue and subsequently recognized as revenue evenly throughout the subscription period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017.

Fair value, January 1, 2017	$1,931,707
Fair value of contingent consideration issued during the period	362,500
Change in fair value	(1,865,207)
Fair value, December 31, 2017	429,000
Fair value of contingent consideration issued during the period	–
Change in fair value	–
Fair Value, September 30, 2018	$429,000

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

The Company believes that no write-down for obsolete inventory is necessary as of September 30, 2018 and December 31, 2017.

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

Computers, software and office equipment	1 – 5 years
Machinery and equipment	3 – 5 years
Vehicles	5 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	Lesser of the lease term or estimated useful life

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The Company performed its annual fair value assessment on December 31, 2017 and 2016 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on September 30, 2018 and at December 31, 2017, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Differences may arise in the amount of bad debt expense, depreciation expense and amortization expense reported in the Company's operating results as compared to the corresponding change in the allowance for doubtful accounts, accumulated depreciation and accumulated amortization, respectively, due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2018, and December 31, 2017, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Shipping and handling costs

Shipping and handling costs related to the acquisition of goods from vendors are included in the cost of sales.

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

Recent accounting pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

3.	ACCOUNTS RECEIVABLE

The following table sets forth the components of the Company’s accounts receivable at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Total accounts receivable	$510,241	$445,388

As of September 30, 2018, and December 31, 2017, the Company evaluated its outstanding accounts receivables and determined that no allowance for bad debts was necessary. No bad debt expense was recorded during the nine-month period ended September 30, 2018 and the year ended December 31, 2017.

During the nine-month ended September 30, 2018, the Company had four customers that accounted for 74.4% of revenues and four customers that accounted for 84.0% of accounts receivable.

During the year ended December 31, 2017, the Company had four customers that accounted for approximately 71.6% of consolidated revenues and three customers that accounted for 77.3% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Collaborative development agreement	$119,707	$191,531
Vendor advances	40,452	43,219
Prepaid service agreements	336,969	578,732
Other prepaid expenses and current assets	108,440	221,897
Total	$605,568	$1,035,379

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT, NET

The following table sets forth the components of the Company’s property and equipment at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$1,881,486	$(1,417,013)	$464,473	$1,792,499	$(1,319,388)	$473,111
Machinery and equipment	152,699	(92,190)	60,509	95,356	(88,342)	7,014
Vehicles	152,373	(120,439)	31,934	159,431	(110,098)	49,333
Furniture and fixtures	369,813	(273,945)	95,868	305,855	(273,768)	32,087
Leasehold improvements	955,208	(591,615)	363,593	654,309	(585,808)	68,501
Total fixed assets	3,511,579	(2,495,202)	1,016,377	3,007,450	(2,377,404)	630,046
Fixed assets not subject to depreciation:
Construction in progress	254,317	–	254,317	219,847	–	219,847
Total fixed assets	$3,765,896	$(2,495,202)	$1,270,694	$3,227,297	$(2,377,404)	$849,893

For the nine-month period ended September 30, 2018 and the year ended December 31, 2017, the Company recorded depreciation expense of $279,692 and $277,047, respectively.

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

The TDA Sellers were also entitled to receive $329,644 in post-closing cash payments for the excess working capital, as defined by the agreement, on TD Holdings’ closing balance sheet. These amounts were subject to certain adjustments and payable on demand after the transaction closing date. As of December 31, 2016, the excess working capital obligation was fully satisfied.

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
$16,248,197

In estimating the fair value of the common stock issued, the Company considered, among other factors, the recent volume and pricing of capital raise activities. The Company valued the common stock shares at $0.58 per share, which represents a 26% discount to the most recent issue price prior to the measurement date. The Company believes the discount represents a market participant perspective due to the large block and minimum nine-month holding period.

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

On January 3, 2018, we entered into an amendment to the acquisition agreement with the TDA Sellers -see Note 12 Debt, “Senior Secured Promissory Notes”. As part of the terms of the agreement, we issued an additional 800,000 restricted shares valued at $480,000 of our common stock to the TDA Sellers, which was recorded as an additional note discount. For the three-month period ended September 30, 2018 the Company recorded $80,000 in interest expense related to the note discount. The remaining discount balance on September 30, 2018 was $400,000.

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

The fair value of customer relationships was valued using an income method. Net Operating Profit After Tax (“NOPAT”) per customer is a function of the gross profit margin of the Company, applicable contributory assets (i.e., working capital, fixed capital, workforce, brand, IPR&D) charges, and the discount rate reflecting the riskiness of the asset undervaluation. NOPAT per customer was used to estimate the value of the customer relationships. The key assumptions used include a revenue attrition rate of 35%, an income tax rate of 40%, and a discount rate of 13.8%

The “with and without” method was used to value the non-compete agreement which will be amortized over three years. The key assumptions used include an income tax rate of 40%, and a discount rate of 13.8%.

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

The fair value of customer relationships was valued using an income method. Net Operating Profit After Tax (“NOPAT”) per customer is a function of the gross profit margin of the Company, applicable contributory assets (i.e., working capital, fixed capital, workforce, brand, IPR&D) charges, and the discount rate reflecting the riskiness of the asset undervaluation. NOPAT per customer was used to estimate the value of the customer relationships. The key assumptions used include a revenue attrition rate of 10%, an income tax rate of 40%, and a discount rate of 17.1%.

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at September 30, 2018 and December 31, 2017:

Fair value, January 1, 2017	$8,104,056
Acquisition of NetSpective Webfiltering	696,705
Balance, December 31, 2017	8,800,761
Acquisition of Bonnie Boat	52,500
Fair Value, September 30, 2018	$8,853,261

The following table sets forth the components of the Company’s intangible assets at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	(356,364)	1,243,922	$1,600,286	$(236,343)	$1,363,943
Mobile software applications	2.00	282,500	(282,500)	–	282,500	(240,729)	41,771
NetSpective webfiltering software	2.00	1,134,435	(397,052)	737,383	1,134,435	(226,887)	907,548
Noncompete agreements	1.50	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal		3,863,859	(1,882,554)	1,981,305	3,863,859	(1,550,597)	2,313,262
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets		$8,319,454	$(1,882,554)	$6,436,900	$8,319,454	$(1,550,597)	$6,768,857

The Company recorded amortization expense for intangible assets subject to amortization of $331,958 for the nine-month period ended September 30, 2018, and $1,092,592 for the year ended December 31, 2017.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2018	$96,728
2019	386,916
2020	386,916
2021	386,916
2022	160,029
Thereafter	563,710
$1,981,215

8.	OTHER ASSETS

Other assets are comprised solely of guarantee deposits at TDA which are refundable upon termination of contract or delivery of subject matter of the contract. These are initially recorded at cost which is the fair value at the time of the transaction and is subsequently measured at amortized cost.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017

Earnout consideration payable in connection with Netspective acquisition	$362,500	$362,500
Executive and employee compensation	853,822	838,689
Interest on convertible debentures and promissory notes	514,108	356,599
Other accrued expenses and liabilities	158,788	34,938
Total accrued liabilities	$1,889,218	$1,592,726

10.	RELATED PARTY PAYABLES

Messrs. Darren Marks and Melvin Leiner, both officers of the Company have made numerous loans to Grom to help fund operations. Additionally, Mr. Thomas Rutherford, a director of the Company has made short term loans to the Company. These loans are non-interest bearing and callable on demand. Neither Mr. Marks nor Mr. Leiner has any intention of calling these loans at present. The loan balances are classified as short-term obligations under “related party payables” on the Company’s balance sheet. During the three-month period ended March 31, 2018, Wayne Dearing, the managing director of TDH and his wife Stella Dearing made loans to the Company amounting to $226,633 as of September 30, 2018. These loans were made to assist TDH’s liquidity and helping to fund the capital expenditures to build out new office space at its facilities in Manila. These short-term demand loans are non-interest bearing. Mr. Rutherford was due $50,000 as of September 30, 2018.

On December 29, 2017, Messrs. Marks and Leiner agreed to convert an aggregate of $500,000 of their combined loan balances into shares of our Common Stock, at a conversion price of $0.50 per share, which was above the closing price of the Company’s common stock of $0.30 on December 29, 2017. Mr. Marks converted $333,333 of his loan into 666,666 shares and Mr. Leiner converted $166,667 into 333,334 shares.

On September 20, 2018, Messrs. Marks and Leiner agreed to convert an additional aggregate of $500,000 of their combined loan balances into shares of our common Stock, at a conversion price of $0.31 per share, which was above the closing price of the Company’s common stock of $.25 on September 18, 2018. Mr. Marks converted $333,333 of his loan into 1,075,268 shares; and Mr. Leiner converted $166,666 into 537,634 shares. Due to these transactions, Mr. Marks and Mr. Leiner now beneficially own 16,070,649 and 9,850,000 shares of our Common Stock, respectively.

As of September 30, 2018, and December 31, 2017, the loan balances were $855,638 and $1,215,442, respectively for Mr. Marks; and $701,759 and $861,198, respectively, for Mr. Leiner.

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

During various times during the years ended December 31, 2017 and 2016, the Company’s two officers and Zach Marks each voluntarily agreed to defer a portion of their salaries. As of September 30, 2018, and December 31, 2017 the group was collectively owed $635,643 and $617,213 respectively, in accrued salaries. See Note 9 – Accounts Payable and Accrued Liabilities.

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

The balance of the accrued retirement benefit cost as of September 30, 2018 and December 31, 2017 amounted to $221,210 and $237,495 respectively.

12.	DEBT

Convertible Debentures

The following tables set forth the components of the Company’s, convertible debentures as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Redeemable unsecured convertible note -TeleMate	$1,000,000	1,000,000
Principal value of secured convertible notes	2,220,708	676,223
Loan discounts	(446,747)	(137,950)
Less: Current portion	–	(75,000)
Total convertible notes, net	$2,773,961	$1,463,273

Redeemable unsecured convertible note -TeleMate

On January 1, 2017, the Company issued a three-year 0.68% redeemable convertible note for $1,000,000 to TeleMate in connection with the acquisition of the NetSpective webfiltering assets from them. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the noteholders into the Company’s’ common stock at fixed conversion conversions rate of $0.50 and $0.78 per share; respectively. Furthermore, if not previously converted by the noteholders, the note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

Under the terms of the asset purchase agreement in which TeleMate had the obligation to collect certain monies on behalf of the Company, TeleMate failed to remit $146,882 it had collected on the Company’s behalf from NetSpective customers. As a result of TeleMate’s non-payment, and to avoid litigation, on January 12, 2018, we entered into a First Modification to the Purchase and Sale Agreement (the “Modification”).

Under the terms of the Modification, the TeleMate Sellers agreed to the following terms:

•	To pay the Company $10,000 per month against their outstanding balance of $146,822. To date they have paid the Company $30,000 and are current on their monthly payment obligations.

•	They cannot exercise the conversion feature of their $1.0 million promissory note, nor will any of the $362,500 Earnout shares (464,744) until all payments are made in full.

•	The December 31, 2019 maturity date of the $1,000,000 convertible note is extended indefinitely until all payments are made in full.

•	All interest payments ($6,800 annually) due from the Company to the TeleMate Sellers were suspended indefinitely until all payments are made in full.

Finally, assuming all payments are made and the TeleMate Sellers decide to exercise the conversion feature of their promissory note, they are now bound by a leakout agreement which will limit for a one-year period the number of shares they can register for sale on a monthly basis.

As of September 30, 2018, TeleMate had made all of its required payments and owed the Company $66,283.

Secured Convertible Notes - 2018

During the three-month period ended September 30, 2018, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $244,800. The Notes were issued with an OID discounts of 20.0%, or $61,000. The debentures carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with fixed conversion at a price of $0.50 per share.

In connection with the issuance of these convertible debentures, the Company issued to its noteholders an aggregate of 209,722 shares of common stock as an inducement to lend. These shares were valued at $65,919 or approximately $0.31 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible debentures.

During the six-month period ended June 30, 2018, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $1,186,135. The Notes were issued with an OID discounts of 10.0%, or $127,348. The debentures carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with fixed conversion at a price of $0.78 per share.

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

The total amortization of note discount charged to interest expense the three- and nine-month periods ended September 30, 2018 was $65,463 and $144,734 respectively

Secured Convertible Notes - 2017

During the year ended December 31, 2017, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $601,223. The Notes were issued with OID discounts of 10.0%, or $60,122. The debentures carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with fixed conversion at a price per share if converted within the first year of issuance or fixed conversion price at $0.78 converted during the two-year following issuance.

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

The Company has analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply.

Senior Secured Promissory Notes

The following tables set forth the components of the Company’s senior, secured promissory notes on September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Principal value of promissory notes	$4,040,000	$4,040,000
Loan discounts	(240,000)	(86,339)

Total promissory notes, net	$3,800,000	$3,953,661

Amendment of TDA Sellers Note

On January 3, 2018, we entered into an amendment to the acquisition agreement with the TDA Sellers (the “Amendment”):

•	The TDA Sellers agreed to extend the maturity date of the $4.0 million secured promissory note one year until July 1, 2019 (see 2016 description below);

•	The interest rate on the note during the one-year extension period from July 2, 2018 to July 1, 2019 was changed to 10%. The interest rate on the Note remained at 5%, payable annually in arrears, until June 30, 2018;

•	During the one-year extension period, the interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 is due on September 30, 2018; and

•	Under the terms of the terms acquisition agreement, the TDA Sellers had an opportunity to earn up to $5.0 million in contingent Earnout Payments (as described above). The original Earn out measurement period ended on December 31, 2018. As part of the consideration for the TDA Sellers agreeing to enter the Amendment, we agreed to extend the Earnout Period, one year, to December 31, 2019.

Also, as additional consideration, we issued an additional 800,000 restricted shares valued at $480,000 of our common stock to the TDA Sellers. The amortization of this $480,000 in interest expense of $240,000 during the nine-month period ended September 30, 2018.

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock at a par value of $0.001. No shares of Preferred Stock were issued and outstanding as of either September 30, 2018 or December 31, 2017.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 and had 129,656,317 and 124,273,548 shares of common stock issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

Common Stock Issued in Private Placements

During the nine-month period ended September 30, 2018 the Company issued 304,870 shares of stock in private placements for proceeds of $76,218 with a share price of approximately $0.25 per share; compared to no issuance during the twelve-month period ended December 31, 2017.

Common Stock Issued in Connection with the Exercise of Warrants

During the nine months ended September 30, 2018, the Company issued 256,455 shares of common stock for proceeds of $61,500 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

During the year ended December 31, 2017, the Company issued 6,530,220 shares of common stock for proceeds of $1,566,000 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the nine months ended September 30, 2018, the Company issued 595,321 shares of common stock with a fair market value of 292,443, or approximately $0.49 to employees, officers and directors in lieu of cash payment. Additionally, the Company issued 834,500 shares of common stock with a fair value of $402,250 to consultants and other professionals in lieu of cash payments.

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

Common Stock Issued In lieu of Cash for Loans Payable and Other Accrued Obligations

During the nine months ended September 30, 2018, the Company issued 1,898,530 shares of common stock with a fair market value of $671,376, or approximately $0.49 per share, to satisfy loans payable and other accrued obligations.

During the year ended December 31, 2017, the Company issued 1,045,870 shares of common stock with a fair market value of $533,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Issuance of Convertible Debentures

During the nine months ended September 30, 2018 the Company issued 538,093 shares of common stock with a fair market value of $264,179, or approximately $0.49 to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes. The fair value of the shares was recorded as interest expense in the Company’s consolidated financial statements. See Note 12 – Debt.

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

Common Stock Issued in the Acquisition of a Business

During the nine months ended September 30, 2018 the Company issued 150,000 shares valued at $52,000 with the acquisition of Bonnie Boat.

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

Common Stock issued in Connection with the Amendment of the Terms of a Promissory note

During the nine months ended September 30, 2018, we issued 800,000 shares valued at $480,000 in connection with the amendment we negotiated to the $4.0 million-dollar TDA Sellers Note -see Note 11. Additionally, we issued 5,000 shares valued at $2,250 to amend the terms of a promissory note.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The following table reflects all outstanding and exercisable warrants on September 30, 2018 and December 31, 2017. All stock warrants are exercisable for a period between three and five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)
Balance January 1, 2017	7,608,154	$0.26	0.75
Warrants issued	567,166	$1.50	2.25
Less: Warrants exercised	(7,107,765)	$0.24	–
Warrants forfeited	(29,190)	$0.24	–
Balance December 31, 2017	1,038,365	$1.36	2.38
Warrants issued	–	–	–
Less: Warrants exercised	(256,455)	–	–
Balance September 30, 2018	781,910	$1.36	1.88

Stock Options

The following table represents all outstanding and exercisable stock options as of September 30, 2018.

	Options issued	Options forfeited	Options outstanding	Vested options	Strike Price	Weighted Average Remaining Life In Years

	7,735,350	–	7,735,350	7,735,350	$0.24	4.52
	9,695,250	417,000	9,278,250	9,278,250	$0.36	0.70
	938,250	938,250	–	–	$0.48
	13,135,500	3,544,500	9,591,000	9,591,000	$0.72	1.50
	5,481,000	1,042,500	4,438,500	4,340,406	$0.78	2.37
Total	36,985,350	5,942,250	31,043,100	30,945,006		2.14

On May 1, 2018 the Company granted 60,000 stock options to a new employee at a strike price of $0.78, vesting over a five-year period. Using the Black-Sholes model with a volatility of 520.58%, with no dividends paid since inception and a risk-free interest rate of 2.86%; resulted in stock-based compensation expense of $27,600 which will be amortized over a 60-month period, or $460 per month.

For the three months ended September 30, 2018 and the year ended December 31, 2017, the Company recorded $920 and $1,823,408 in stock-based compensation expense, respectively related to these stock options.

14.	COMMITMENTS AND CONTINGENCIES

In the United States, we lease approximately 1,000 square feet of office space in Boca Raton, Florida at the rate of $2,000 per month pursuant to a three-year lease expiring in October 2018. Our Florida office houses our corporate headquarters and administrative staff.

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

Subsequent to September 30, 2018 the Company has issued $50,000 in two-year convertible 20% OID notes at 10% interest to one accredited investor. Additionally, the Company has received $300,000 in proceeds from private placements of its common stock from two accredited investors at a price of $0.15 per share, or 600,000 shares.

On October 15, 2018, the Company had outstanding loan balances of approximately $861,000 and $674,000, due respectively to Messrs. Marks and Leiner. They agreed to convert an aggregate of $500,000 of their combined loan balances into shares of the Company’s common stock, at a conversion price of $0.31 per share, which was above the closing price of the Company’s common stock of $0.19 on October 12, 2018.  Mr. Marks converted $333,333 of his loan into 1,075,268 shares; and Mr. Leiner converted $166,666 into 537,634 shares. As a result of the transaction, Mr. Marks and Mr. Leiner’s loan balances were reduced to approximately $528,000 and $507,000, respectively.

The Company relied upon an exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the foregoing issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Quarterly Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

As a result of the acquisition of Grom Holdings, we now operate our business through five wholly-owned subsidiaries, including:

•	Grom Social which operates the Company’s social media network designed for children.

•	TD Holdings whose operations are conducted through its subsidiary companies, TDAHK and TDA. TD Holdings principal activities, based in Manila, Philippines, are the production of animated films.

•	GES which the Company operates its NetSpective webfiltering services that are provided to schools.

•	GNS through which the Company intends to market and distribute four flavors of a nutritional supplement to children.

•	IAL, which operates the LED business that was Illumination America’s principal business prior to the Grom Holdings acquisition.

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

Results of operations for the three and nine months ended September 30, 2018 and 2017 include the operations of Grom and its five wholly-owned subsidiaries.

Retroactive Application of the Share Exchange Ratio

All references to common stock totals or values in this Quarterly Report, unless otherwise stated have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2018 and September 30, 2017

Revenue

During the three months ended September 30, 2018 we generated revenues of $2,053,185 compared to revenues of $2,194,275 during the three-month period ended September 30, 2017, a decrease of $141,090 or approximately 6.4%. The decrease is due to a decrease in revenues at TDH and at Netspective webfiltering. Since both businesses are contract based, the timing of revenues from quarter to quarter may change. Subscription and advertising revenue generated by our gromsocial.com website and from our “MamaBear” mobile software safety application for the period ended September 30, 2018 was nominal.

Gross margin

Gross margin is calculated by subtracting the cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by the subsidiary. Margins at our largest subsidiary, TDA are approximately 45-60%, margins for our web filtering revenues are typically in the 75-78% range, and margins at our lighting business have historically been between 12-18% Additionally, margins within subsidiary vary from quarter to quarter and from year to year due to the nature of the business of each subsidiary. Therefore, our consolidated blended gross margin will be subject to significant fluctuation from period to period until we increase our revenue to higher levels. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the three-month periods ended September 30, 2018 and 2017 were 60.4% and 60.0% , respectively. The slight increase in gross margin for the three months ended September 30, 2018 compared to September 30, 2017, is primarily attributable to improved margins at our animation division at TDA.

Operating expenses

Operating expenses were $2,037,704 for the three-month period ended September 30, 2018, compared to $2,785,632 for same period ended in 2017, or a decrease of $747,928. The decrease in 2018 is primarily attributable to a reduction in depreciation and amortization of approximately $75,000, a decrease in selling and marketing of approximately $52,000, a decrease in general and administrative expenses of approximately $410,000, a decrease in stock- based compensation of approximately $395,000, offset by an increase in professional fees of approximately $187,000. During the three-month period ended September 30, 2018, we made some expense reductions in order to reduce our cash burn and to more closely align our overhead expenses with our revenue levels.

Interest Expense

Interest expense is comprised of cash interest payable on the Note due to the TDA Sellers, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $324,614 for the three-month period ended September 30, 2018 compared to $322,551 the same period in 2017.

Other Income

Other income for the three-month periods ended September 30, 2018 and 2017 was an expense of $14,648 and income of $179,969 respectively and was comprised of royalty income and expense related to film projects at TD Holdings. Based upon the current composition of TDA’s business, we do not expect to receive any significant income in future periods.

Net loss

Net loss for the three-month period ended September 30, 2018 was $1,137,020 or ($0.01) per share compared to a net loss of $1,611,087 or ($0.01) per share during the same period ended September 30, 2017. The decrease in operating losses of $484,718 in the 2018 period compared to 2017 is primarily attributable to reduced operating expenses of $747,928 in the September 30, 2018, offset by a decrease in gross margin in 2018 of $77,181 over 2017 levels and a reduction in royalty income of $194,617 in 2018.

Comparison of Results of Operations for the nine months ended September 30, 2018 and September 30, 2017

Revenue

During the nine months ended September 30, 2018 we generated revenues of $5,864,490 compared to revenues of $5,679,831 during the nine-month period ended September 30, 2017, an increase of 3.3%. The increase in revenues of approximately $185,000 is primarily due to increased revenues at TDH of approximately $214,000 offset by a decline in revenues at Netspective webfiltering of approximately $36,000.

Subscription and advertising revenue generated by our gromsocial.com website and from our “MamaBear” mobile software safety application for the nine-month period ended September 30, 2018 was approximately $21,000 compared to approximately $13,000 in the same period in 2017. We expect to start generating increasing revenue from these sources in the fourth quarter of 2018. We are in the process of negotiating a number of agreements, that if successfully consummated could help to generate significant revenue for our Grom Social website during 2019, however there can be no assurance that these new agreements materialize or that they will generate significant revenue Additionally, we expect to generate revenues from our new nutritional product supplement for children “Just Brilliant” that we also expect to launch in the first quarter of 2019. However, there can be no assurances we will be successful in generating increasing revenue from this product.

Gross margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by subsidiary. Margins at our largest subsidiary, TDA are approximately 45-55%, margins for our web filtering revenues are typically in the 75-78% range, and margins at our lighting business have historically been between 12-18% Additionally, margins within subsidiary vary from quarter to quarter and from year to year due to the nature of the business of each subsidiary. Therefore, our consolidated blended gross margin will be subject to significant fluctuation from period to period until we increase our revenue to higher levels. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the nine-month periods ended September 30, 2018 and 2017 were 61.5% and 56.1% , respectively. The increase in gross margin for the nine-month period ended in 2018 compared to the same nine-month period ended September 30, 2017, is primarily attributable to improved margins at our animation division.

Operating expenses

Operating expenses were $6,350,531 for the nine-month period ended September 30, 2018, compared to $8,608,695 for same period ended in 2017, or a decrease of $2,258,164. The decrease in 2018 is primarily attributable to a reduction of $2,190,092 in stock-based compensation, a reduction of $157,691 in professional fees, a reduction of depreciation and amortization of $232,644, offset by an increase in $376,519 in general and administrative expense.

Interest Expense

Interest expense is comprised of cash interest payable on the Note due to the TDA Sellers, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $833,073 for the nine-month period ended September 30, 2018 compared to $530,132 the same period in 2017. The significant increase is attributable to an increase in debt, the amortization of note discounts including the note discount of $480,000 ($240,000 in expense in 2018) related to the amendment of the note due to the TDA Sellers -see Note 12 Debt.

Other Income

Other income for the nine month-month periods ended September 30, 2018 and 2017 was $19,858 and $205,358 respectively and was comprised of royalty income and expense related to film projects at TD Holdings. Based upon the current composition of TDA’s business, we do not expect to receive any significant income in future periods.

Net loss

Net loss for the nine-month period ended September 30, 2018 was $3,582,029 or ($0.03) per share compared to a net loss of $5,745,159 during the same nine- month period ended September 30, 2017. The reduction in the operating losses is primarily due to increased gross margin of approximately $417,000 and a decrease in operating expenses of approximately $2,190,000 in the 2018 period, offset by an increase in interest expense of approximately $303,000.

Liquidity and Capital Resources

On September 30, 2018, we had $402,582 in cash.

During the nine months ended September 30, 2018, net cash used in operating activities was $816,635 compared to net cash used of $969,229 during the same period in 2017. The decrease of $152,594 in net cash used in operating activities for the nine-month period ended September 30, 2018 compared to the same nine month period in 2017 is primarily attributable changes in operating assets of approximately $749,000 offset by a reduction of approximately $627,000 in common stock and fees exchanged for services.

Net cash used in investing activities during the period ended September 30, 2018 increased from $155,238 in the 2017 period, to $700,493 in 2018 an increase of approximately $545,073 compared to the same period in 2017 and is directly attributable to a significant increase in the purchase of fixed assets at TDH to build out their infrastructure to enable TDH to accommodate higher growth levels.

Net cash provided by financing activities was $1,639,107 for the nine months ended September 30, 2018 compared to $1,418,000 for the same period in 2017. The increase in net cash provided by financing activities of $221,107 is primarily due to additional proceeds from the sale of convertible debentures and warrants in 2018 compared to 2017.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred annual losses since inception and expect we may incur additional losses in future periods. Additionally, as of September 30, 2018, excluding related party payables to our officers and principal shareholders which are not anticipated to be paid for the foreseeable future, we had a working capital deficit of $5,884,385.

We currently have a monthly consolidated cash operating burn of approximately $150,000 including capital expenditures, or approximately $1,800,000 per year. In order to fund our operations, we believe we will be required to raise approximately $1,500,000. For the nine months ended September 30, 2018 we spent approximately $700,000 primarily to build our infrastructure at TDH to enable higher levels of production and revenue in 2019 and beyond. There can be no assurance that anticipated higher levels of revenue in 2019 revenues at TDH will occur. Capital expenditures in 2019 are expected to be materially reduced compared to 2018 levels, to approximately $200,000 for the full year 2019.

Additionally, we will be required to refinance or pay down the $4,000,000 TDH Seller Debt due on July 1, 2018. We are engaged in discussions to pay down the debt or refinance the Seller Debt. We believe we will be successful in doing so prior to the maturity date of the Seller Debt, however, there can be no assurance we will be successful in doing so. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

We expect to reduce our monthly cash operating loss through improved profitability. There can be no assurance we will be successful. Historically we have successfully funded our losses through equity issuances, debt issuance and through officer loans. We expect to be able to continue to fund our operating losses in a similar manner and believe that we can secure capital on reasonable terms, although there can be no assurances.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K for the year ended December 31, 2017, Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that has materially affected or is reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, we issued 1,612,902 shares in connection with a conversion of related party debt of $500,000 into 1,612,902 shares of common stock-See Note 10. Additionally, in connection with the issuance of $244,800 in convertible debentures, the Company issued to its noteholders an aggregate of 209,722 shares of common stock as an inducement to lend. These shares were valued at $65,919-See Note 12.

In connection with the foregoing issuance, the Company relied upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: November 13, 2018	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Melvin Leiner
Melvin Leiner
Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

