Form 10-K
period 2018-12-31
Grom Social Enterprises, Inc.
filed 2019-04-16
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-55585

Grom Social Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Florida	82-2484160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd. #6, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2018 was $4,300,293.

As of April 16, 2019, there were 144,926,927 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", "intends", "estimates", "plans" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our ability to raise capital when needed and on acceptable terms and conditions; our ability to make acquisitions and integrate acquired businesses into our company; our ability to attract and retain management with experience in the social media business; the intensity of competition; and changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas. These risks and others described under the section "Risk Factors" below are not exhaustive.

Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the "Company", "we", "us", or "our", are to Grom Social Enterprises, Inc., a Florida corporation and its consolidated subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

We were incorporated under the laws of the State of Florida on April 14, 2014, as Illumination America, Inc. and changed our name to Grom Social Enterprises, Inc. on August 17, 2017.

Effective August 17, 2017, we consummated the acquisition of Grom Holdings, Inc., a Delaware corporation (“Grom Holdings”) pursuant to the terms of a share exchange agreement (“Share Exchange”) entered into on May 15, 2017. In connection with the Share Exchange, the Company amended its Articles of Incorporation to increase its authorized capital from 100,000,000 shares to 200,000,000 shares of common stock and to change its name to “Grom Social Enterprises, Inc.” At the closing of the Share Exchange, the Company issued an aggregate of 110,853,883 shares of its common stock to the Grom Holdings shareholders, pro rata to their respective ownership percentage. Each share of Grom Holdings was exchanged for 4.17 shares of our common stock. As a result, the stockholders of Grom Holdings owned approximately 92% of the Company’s issued and outstanding shares of common stock at such time.

All references to common stock totals or values in this Annual Report on Form 10-K (“Annual Report”) unless otherwise stated, have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

Business Summary

We operate our business through the following five wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children.

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, was incorporated in Hong Kong on September 15, 2005. Its operations are conducted through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc. (“Top Draw” or “TDA”). The group’s principal activities are the production of animated films based in Manila, the Philippines.

•	Grom Educational Services, Inc. (“GES”), was incorporated in the State of Florida on January 17, 2017, and operates our NetSpective Webfiltering services to schools and libraries.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. We intend to market and distribute four flavors of a nutritional supplement to children through GNS. GNS did not record any revenue in 2018.

•	Illumination America Lighting, Inc. (“IAL”), was incorporated in the State of Florida on August 21, 2017. IAL operates our LED lighting business that was our principal business prior to the Share Exchange. IAL did not record any revenue in 2018.

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

Grom Social’s business model which had generated nominal revenue to date is based upon providing children ages five through 16 with a safe environment on the Internet while promoting “fun,” “wholesomeness” and “family values.” We define a "user" as any child between the ages of five and 16 and any parent who sign up for a Grom Social account. We require that each child receive parental approval to gain full access to the Grom Social platform. In certain jurisdictions and circumstances, we allow parents, teachers and guardians (collectively, “parents”) to sign up groups of children at one time. If a child does not follow the sign-up process described above, he/she will have only limited access to the site. Limited access does not allow the child to chat with other children or visit certain sections of the site.

We define a "user" as any child between the ages of 5 and 16 who logs on or downloads Grom Social in the app stores. We require that each child receive parental approval to gain full access to the Grom Social platform. In certain jurisdictions and circumstance, we allow parents, teachers, and guardians (collectively, “parents”) to sign up groups of children at one time. As a result, instead of having an equal number of parents as users, we have a lesser number. If a parent’s approval is not given, the account will not be opened. The child will be considered a user but will have limited access to the Grom Social platform.

Since inception, based on data provided by Google Data Analytics and Joomla Management Systems (“Joomla’) we have generated in excess of 15 million users including parents and guardians, in over 200 countries and territories. Currently, there are approximately 876,000 monthly active users.

On April 4, 2019, we submitted our new mobile app to the Apple Store and the Google Play Store for approval. We have received approval from the Google Play Store into the “the Designed for Families program”. We expect approval shortly, from the Apple Store. Although there can be no assurances, we will continue to support our website until our new users can fully migrate to our mobile app which can also be used on tablets. This is a standard process for the development of any new app. Before an app can be offered to the public for a free download or for a charge, it is subject to a review process. The Apple store covers IOS or programs that can only be download on an Apple phone. The Google Play Store addresses apps that can only be downloaded on Android devices.

Previously we communicated with our database of users both actively, through email and a parent portal; and passively, through messaging on a child’s profile page and through seventeen unique Grom characters that offer the same engagement level with the children with many additional “fun” and safety features.

We believe our new mobile app is the only children’s app where kids can:

•	Openly (free-form) chat with each other, without restriction as opposed to having to choose from pre-selected words to make sentences;
•	Record videos of themselves to post in a social environment and use enhanced facial features, masks, and filters while doing so;
•	View exclusive Grom TV content - Video on demand (VOD) platform for kids which is free and curated to provide only safe and educational content for children. There is no user-generated Grom TV content so we don't run into problems that plague other social media sites;
•	Message and chat with cartoon characters – currently this feature is not offered anywhere else;
•	Communicate with users and parents (through Grom’s MamaBear app) regardless of where they may be navigating on our Grom Social website. This feature eliminates the need to leave the section of the site that they are engaged in.

We have established the following safeguards and procedures to ensure our Grom Social website is a safe place for children:

•	Account Approval: We have account creation procedures to help ensure that only children between the ages of five and sixteen can create an account. If a child submits a request to open an account on the Grom Social website, we send an email notification to his or her parents that their child has applied to create a Grom Social account. If the child’s parents approve the account, by using one of three methods that are approved by the Children's Online Privacy Protection Act(“COPPA”) guidelines, the account is opened. If a parent’s approval is not given, the account will not be opened, and the child will have limited access to the Grom Social website.

•

Parental Involvement: By requiring parental approval for a child to open an account and to interact with other users on Grom Social, we hope to ensure that parents are aware of and involved with their child’s activity on the website. Further, we believe that parental involvement provides us with the ability to market products and services to parents.

•	Digital Citizenship Educational Content – kids must take and pass an internet safety course and receive a Digital Citizen License (“DCL”) before having full access to the site.

•	Limited Data collection of Child and Parent – No digital profiles will be built for children or parents. Parent email, birthdate, gender and country locations is the most detailed profile we will build for a user, thus keeping them anonymous in our system. Information collected for analytical data only.

MamaBear

MamaBear is a mobile, all-in-one parenting app that we acquired in September 2016. By using MamaBear, a parent can follow and protect their child’s online presence by monitoring their social networking/media accounts, including, Facebook, Instagram, Twitter, and YouTube. The app is available on iTunes and Google Play. MamaBear provides parents with a powerful all-in-one safety and awareness tool that we believe offers a unique set of social media monitoring features, family mapping, alerts and reputation management tools, as well as alerts to cyber threats toward their children. Moreover, the app offers a private place for families to communicate and stay abreast of family activities.

•	Content Monitoring: We have software that monitors posts for inappropriate content using standard “keyword” filter technology. If a post contains inappropriate content, it will not appear on the website and the poster will be sent a warning about offensive content. We believe that through monitoring content we can promote social responsibility and digital citizenship.

•	Anti-bullying: We have software that monitors the Grom Social website for bullying. In addition to monitoring the interaction between children on the website, we also post messages that strongly emphasizes anti-bullying and actively promotes social responsibility and digital citizenship. Additionally, our website has received the “KidSafe Seal of Approval” from KidSafe, an independent safety certification service and seal-of-approval program designed exclusively for children-friendly websites and technologies, including online game sites, educational services, virtual worlds, social networks, mobile apps, tablet devices, connected toys, and other similar online and interactive services.

•	Use of “Gromatars”: Children on Grom Social create animated pictures, which we call “Gromatars,” to represent themselves on Grom Social without providing a real-life photograph. Gromatars are viewed as profile pictures on a user’s home wall, and when a user leaves a comment or “like” on a public page. Kids can build and customize their Gromatars by selecting over 200 different options such as the eyes, nose, hair, teeth, ears, skin color, hairstyle, and color.

We believe these safeguards are a critical component of our business model. We believe that children are increasingly accessing the Internet at younger ages and therefore the need for safe, age-appropriate web venues for younger children to browse and interact with other children is increasing. According to current statistics shown on GuardChild.com (“GuardChild”) a website, focused on providing software and applications to promote safe Internet browsing for children and statistics collected from various resources including: Pew Internet and American Life Project, Global Insights in Family Live Online, Norton/Symantec, Pew Research, FOSI, and McAfee Online Safety Study focused on providing software and applications to promote safe Internet browsing for children:

•	Approximately 81% of 9-17-year-olds say they visited a social networking site in the past three months,

•	Approximately 41% of teens had a negative experience as a result of using social networking; and

•	Approximately 88% of teens have seen someone be “mean or cruel” to another person on a social networking site.

Content

In addition to providing a safe, social media platform for children to interact with their peers, we create our own content consisting of animated characters, interactive chats, videos, blogs, and games. geared to provide wholesome family entertainment.

According to Statista.com and Google Analytics, as of 2017, the average online duration of an Internet user between the ages of 6-11 has at a minimum doubled since 2014 from approximately 11-22 minutes in 2014 to 39 to 43 minutes in 2017. Based upon our login statistics provided by the Joomla management system, the average online duration of users logged onto our Grom Social website is approximately 47 minutes. We believe the longer duration time is a result of our ability to better engage users through our original content.

Strategy

•	Advertising Revenue. We believe that the release of our new app will enable us immediately begin to generate advertising revenue and the growth of our database may attract high-profile companies to advertise on our Grom Social website and mobile platforms, although there can be no assurances of advertisers using Grom’s website or mobile app. We intend to emphasize to advertisers what we believe is the unique level of parental involvement on Grom Social. We currently have one advertising program in early non-revenue testing. We currently expect to enter into an advertising partnership that will allow advertisers to sponsor certain sections of the app. We intend to charge each advertiser a fee for each view/click and/or commission to advertise a particular brand/product or service on our platforms.

•	Subscription Based Premium Content. Although we currently do not charge a subscription fee, we feel that we will be able to move to a subscription model by the end of 2019 based on our analytics and reaction to our exclusive live-action content. We are continuously making software upgrades which will enable us to offer premium “VIP” content to users for which they will be charged a monthly subscription fee. Users that sign up for this VIP program will become Grom Club Members. We currently hope to offer Grom Club Memberships during the fourth quarter of 2019 which will enable Grom Club Members to utilize current and new features to:

➢	Create and view interactive videos that can be shared with other Grom Club Members, with non-paying Grom users and with any other third parties in their approved network;

➢	Receive exclusive Gromatar options and accessories such as: masks, voice modification, face modification, special effects, and numerous filters.

➢	Have unlimited access to new premium games;

➢	Receive free monthly screen savers and animated gifts;

➢	Engage in exclusive chats with athletes and celebrities;

➢	Collaborate, through a feature called ColabLab (only available on the desktop version) with Zach and other Grom Club Members with similar interests to create new Grom Social features;

➢	Earn and collect “Grom Coin Packages” (only available on the desktop version) that can be used to purchase merchandise, play games or purchase other exclusive content on the Grom Social website. Grom Club Members will earn Grom Coin Packages by participating in activities on the Grom Social website; and

➢	Receive discounts on Grom merchandise to be developed;

➢	Turn off ads;

➢	Enhanced feature sets-extended video recording time

Throughout our monetization efforts, we will maintain a free version of the app so we do not believe it will have any negative impact on our user base

•	Longer Term Revenue Opportunities. In addition to the foregoing near term initiatives, although there can be no assurances we will be successful, we currently expect to add the following features in the first half of 2020 to the Grom Social app:

➢	Online Game Fees. The games currently available to users on our website are free. We intend to offer users an option to pay to play exclusive games and/or pay for game upgrades. These games may be developed by us, such as Grom Skate or obtained from outside developers, and adapted to use on our website.

➢	Licensing Merchandise Revenue. We hope to create Grom apparel and other merchandise for purchase through our website and mobile app and enter into licensing and merchandise agreements.

Grom’s multimedia mobile app enables children to interact with each other in a “safe” and “fun” environment. Features of the app include direct messaging, video recordings with face filters and effects, notifications, profiles with custom colors, Gromatar cartoon avatars, over 1,000 hours of Grom TV exclusive videos on demand, a search and discovery section, hashtags and mentions in post descriptions, liking, commenting, and sharing of content, and the ability to share photos, videos and doodle drawings in direct messages. With this feature set and the safety permissions in place, the app gives children their own social platform similar to the popular adult platforms, but in a safe controlled environment.

TD Holdings

TD Holdings conducts its operations through its subsidiary companies, TDHK and TDA. The group’s principal activities, based in Manila, Philippines, are the production of 30-minute animated films.

TDA is a full-service production and pre-production studio working with international clients. TDA specializes in producing 2D digital animation production services for series and movies, primarily for international television markets. TDA provides its services on a contract for services basis or under co-production arrangements.

For pre-production, TDA produces storyboards, location design, model and props design, background color and color styling. For production, TDA focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after effects. TDA currently provides services to high-profile properties, including Tom and Jerry, My Little Pony and Disney Animation’s Penn Zero: Part-Time Hero. TDA produces over two hundred half-hour segments of animated content for television annually, which we believe makes it one of the top producers of animation for television worldwide.

TDA’s notable projects include:

Show	Client	Number of Series in Years	Period
Captain Flinn and the Pirate Dinosaurs	SLR Productions	2	2014-2015
Looped	DHX Media	2	2014-2015
Exchange Student Zero	Cartoon Network Asia	3	2012, 2014-2015
Transformers: Rescue Bots	DHX Media	2	2014-2015
Julius Junior II	Brain Power Studio	3	2013-2015
My Little Pony	DHX Media	10	2010-2019
My Little Pony - Equestrian Girls	DHX Media	7	2012-2013, 2015-2019
Guess How Much I Love You	SLR Productions	4	2011, 2015-2017
Littlest Pet Shop	DHX Media	5	2012-2016
Peabody & Sherman	DHX Media	3	2014-2016
Supernoobs	DHX Media	3	2015-2017
Jamie's Got Tentacles	Samka Productions	3	2013, 2015-2016
Umigo 5	Wild Brain Entertainment	4	2012-2015
Titeuf	Go-N Productions	1	2015
Tom and Jerry	Slap Happy Cartoons	5	2015-2019

Grom Educational Services

On January 2, 2017, we acquired web filtering assets including a proprietary Internet filtering software, NetSpective Webfilter ( the “NetSpective Web Filter”) from TeleMate.net. We have sold subscriptions for webfiltering software to approximately 3,700 schools and 2 million children where clients pay upfront for a period of one to five years. NetSpective products comply with The Children's Internet Protection Act (“CIPA”), which requires that K-12 schools and libraries in the United States use Internet filters and implement other technology protection measures to protect children from harmful online content as a condition for federal funding.

Grom Nutritional Services

GNS was formed in April 2017 with the intention of marketing and distributing four flavors of nutritional supplements to children.

In December 2016, Grom entered into an agreement with Bond Technology Systems, Inc. (“BondTech”) a manufacturer of proprietary liquid supplements to develop a drink formulation for Grom. Under the terms of the agreement, we formed GNS as a wholly-owned subsidiary to initially market and distribute four flavors (mixed berry, fruit punch, apple, and orange/vanilla) of a nutritional based supplement using the "Just Brilliant" brand name (TM application pending) to our user base of children and their parents. We intend to gear subsequent marketing efforts to the wholesale/retail grocery, convenience, and big box sectors.

The agreement also provides that BondTech will provide $200,000 in funding toward the formulation of the product, logistics, and manufacturing. The formulation will be owned by GNS with profits from the sale of the product split 50/50 between BondTech and GNS.

The development of the formulation has taken considerably longer than anticipated because the initial co-packer identified by BondTech was unable to provide an acceptable formulation that met our quality standards. We are in the process of developing a new formulation with a new co-packer. Although there can be no assurances, we currently believe that we will have a marketable product by the end of the second quarter of 2019, although there can be no assurance that there will not be further delays.

Illumination America Lighting

IAL is currently an inactive wholly-owned subsidiary. IAL acquired the LED lighting business formerly operated by Illumination America, Inc. prior to the Share Exchange. We expect IAL to remain inactive for the immediate future and do not plan to commit any Company resources to the IAL business.

Acquisition Strategy

Our acquisition strategy is to acquire synergistic companies, products or intellectual property that will help grow our Grom Social user base and also will become profitable as a stand-alone enterprise or division.

Acquisition of TD Holdings

On July 1, 2016, we entered into an acquisition agreement (the “TDH Acquisition Agreement”) for the acquisition of 100% of the capital stock of TD Holdings for which we paid $4,000,000 in cash and issued a 5% secured promissory note, in the principal amount of $4,000,000, which originally matured on July 1, 2018 (the “Note”) and 7,367,001 shares of our common stock valued at $4,240,000, or approximately $0.58 per share, to the selling shareholders of TDA (“TDA Sellers”). Wayne Dearing, the founder, 50% owner and managing director of TD Holdings is currently one of our executive officers.

Under the terms of the TDH Acquisition Agreement, we are also required to make additional payments to the TDA Sellers, up to a maximum of $5,000,000 (“Earnout Payments”) if TD Holdings achieves certain adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA Targets”) during the three-year period following the acquisition (the “Earnout Period”). The Earnout Payments, if any, will be paid 25% in cash and the balance in shares of common stock. The number of shares issuable shall be determined by using a share price equal to the lower of a 10% discount to our last private placement price per share prior to making the Earnout Payment, to a bona fide investor, and priced at arm’s length; or if the shares are listed on a recognized stock exchange and publicly traded, at a 10% discount to the previous 20 day weighted average closing price per share.

The applicable EBITDA Targets and Earnout Payments for each of the initial three years during the Earnout Period from 2016-2018 (and as extended to the year ended 2019 described below) are as follows:

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

No earnout has been achieved for the three-period period between 2016-2018. The original Earnout Period was extended to December 31, 2019, pursuant to the First Amendment described below.

First Amendment of TDH Acquisition Agreement

On January 3, 2018, we entered into an amendment to the TDH Acquisition Agreement with the TDA Sellers (the “First Amendment”). Under the terms of the First Amendment:

•	the maturity date of the Note was extended from July 1, 2018 until July 1, 2019 (the “First Note Extension Period”);

•	the interest rate on the Note was increased from 5% to 10% during the Note Extension Period;

•	during the Note Extension Period, the interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 was due on September 30, 2018; and

•	the Earnout Period was extended to December 31, 2019.

Also, as consideration for the First Amendment, we issued an additional 800,000 shares of our common stock to the TDA Sellers.

Second Amendment of the TDH Acquisition Agreement

On January 15, 2019, we entered into a second amendment to the TDH Acquisition Agreement (the “Second Amendment”). Under the terms of the Second Amendment:

•	the maturity date of the Note was extended from July 1, 2019 to April 2, 2020.

•	the TDA Sellers shall have the right to convert the Note at a conversion price of $0.27 per share, either in whole or in part at any time prior to the maturity, subject to the terms and conditions set forth in the Amendment

•	in the event the Note is not repaid prior to July 2, 2019: (i) no management fee shall be paid by TDA to the Company as provided in the Share Sale Agreement. Management fees paid by TDA to the Company to date are approximately $100,000 per month. Non-payment of the management fees to the Company by TDA due to the non-payment of the Note would have a material adverse impact on the Company.

Acquisition of the MamaBear Mobile Software Application Assets of GeoWaggle, LLC (“MamaBear”)

On September 30, 2016, we purchased the online application and website “MamaBear”. As consideration therefor, we issued 208,500 shares of our common stock valued at approximately $162,500, or approximately $0.78 per share. MamaBear is intended to generate revenue through a paid subscription and advertising model. In 2018, the revenue generated by the MamaBear safety application has been nominal.

Acquisition of the NetSpective Webfilter Assets and Software from TeleMate.net

On January 1, 2017, we acquired the assets of NetSpective, a division of TeleMate.net Software, a Georgia corporation, (“Telemate”) pursuant to the terms of an asset purchase agreement (the “APA” ). Under the terms of the APA, we issued a three-year 0.68% $1,000,000 redeemable, convertible promissory note (the “Telemate Note”) convertible into our common stock at a conversion rate of $0.78 per share. If not converted by Telemate by November 1, 2019, the Telemate Note may be converted by the Company into shares of the common stock at a conversion rate of $0.48 per share. In addition, we entered into a master services agreement (“MSA”) with TeleMate whereby Telemate provided engineering and sales support for a period of twelve months. Under the terms of the MSA, TeleMate assumed all of the risks of NetSpective losing cash measured on a GAAP basis, for a one-year period in operating Netspective in its customary fashion.

Additionally, TeleMate was entitled to an earn-out payment of up to $362,500, payable in our common stock at a price of $0.78 per share or 464,744 shares, if the NetSpective WebFilter generated $362,500 in “net cash flow” as defined by the APA Agreement for the one-year post-acquisition period ended December 31, 2017. Such cash flow was achieved by NetSpective, so they became entitled to receive the Earnout. However, TeleMate did not meet the terms of the MSA and failed to remit $146,882 collected on our behalf from NetSpective customers pursuant to the MSA. As a result, we entered into a First Modification to the APA (the “First Modification”).

Under the terms of the First Modification, TeleMate agreed to pay us $10,000 per month against their outstanding balance due to us of $146,822. The TeleMate Note may not be converted or any earnout shares issued by us until the outstanding balance is paid in full, and all interest payments due under the TeleMate Note have been suspended until all payments owing the Company has been made. If and when TeleMate is permitted to convert the TeleMate Note, the number of shares converted thereunder will be subject to a one-year leakout agreement.

We have received payment in full on the $146,822. If TeleMate does not convert the TeleMate Note to equity by October 1, 2019, the Company has the right to force conversion at a conversion price of $0.48 per share.

Acquisition of the Assets of Fyoosion LLC

On December 27, 2017, we acquired of all of the assets of Fyoosion LLC, a Delaware limited liability company (“Fyoosion”), which included primarily goodwill, its website, and source code, as well as all other documentation. Fyoosion’s proprietary software utilizes a digital automation marketing platform for businesses to enable companies to efficiently generate sales leads and improve customer retention.

In consideration, therefore, we issued an aggregate of 300,000 shares of our common stock to Fyoosion. Such shares are subject to a leakout agreement limiting the number of shares that can be sold during the one-year period following the date of the asset purchase agreement to 25% of the daily average trading volume during the period prior to such sale. The agreement also provides that if the Company’s proposed business utilizing the assets attains EBITDA of $125,000 in the first year of the agreement, Fyoosion will be entitled to an additional 200,000 shares. This threshold was not met in 2018 and is not expected to be met in the future.

Business Strategy

We hope to grow our business through a combination of marketing initiatives and synergistic acquisitions in an effort to increase our Grom Social user base to a large enough size to enable us to attract advertisers and paid users for our VIP content. However, there can be no assurance that our strategy will be successful or that our revenues will increase as a result of our business strategies.

Our Growth Strategy

Our growth strategy is as follows:

•         Increase the size of our database of users at Grom Social. Comparable to other successful social media companies, we believe the key strategy to our future success is to grow the size of our database. Although the revenue from Grom Social is now nominal, the database continues to grow we believe due to our production of original content and through synergies from our subsidiary companies. For example, at GES our MamaBear application has in excess of 900,000 downloads since inception. We are in the process of making these users aware of the Grom social website. There can be no assurance that we can continue to grow the Grom website and that if we are successful in doing so, we will be able to generate revenues from the website and from the new mobile application which is expected to launch in May 2019 assuming approval by Apple Store. The Google Play app has already been accepted.

•        Expand Core Products. We manage our existing and new brands through strategic product development initiatives, including introducing new products and modifying our existing intellectual property. Our marketing team and development teams strive to develop enhanced products to offer added technological, aesthetic and functional improvements to our portfolio of products.

•        Pursue Strategic Acquisitions. We supplement our internal growth with selected strategic and synergistic acquisitions.

Seasonality

We believe that seasonality does not have any impact on our operations.

Competition

Grom Social

The markets in which we compete are characterized by innovation and new and rapidly evolving technologies. We believe we will face significant and intense competition in every aspect of our intended business, including from Facebook, YouTube, Twitter, and Google, which offer a variety of Internet products, services, and content, that will compete for our user's Internet time and spending dollars. In addition to facing general competition from these large, well-funded companies, we also face competition from smaller Internet companies that offer products and services that may compete directly with Grom Social for users, such as Yoursphere, Fanlala, Franktown Rocks, and Sweety High. Additionally, as we introduce new services and products, as our existing services and products evolve, or as other companies introduce new products and services, we may become subject to additional competition from:

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

We believe that the following features differentiate us from our competitors and provide us with a possible competitive advantage with respect to our target market:

•	We provide children with a social media experience in a safe and controlled environment;

•	We encourage direct parental involvement and oversight;

•	We produce content developed by “kids and for kids”;

•	We have developed a comprehensive registration process to safely register children on the website;

•	We provide 24/7 live monitoring of the website by trained individuals to help protect children from malicious content found that may be found on other social networking sites available to children, supplemented by standard “bad word” filtering software; and

We believe that Grom Social is one of the only, if not the only, Internet platform that offers games, chatrooms, educational services, social interaction, exclusive content, global connectivity, and group collaboration to develop new content and activities based on user behavior in one platform.

TD Holdings

We have extensive competition in our animation business coming from Korea, Canada, India, Ireland and to a lesser degree, China, Malaysia, Singapore, and Thailand. Businesses in these countries may receive government subsidies which may make it difficult to compete due to artificially low pricing levels.

We expect that TDA’s digitally animated features will compete with family-oriented, animated and live-action feature films and other family-oriented entertainment products produced by major movie studios, including Disney, DreamWorks Animation SKG, Inc., Warner Bros. Entertainment, Sony Pictures Entertainment, Fox Entertainment Group Inc., Paramount Pictures, Lucasfilm Ltd., Universal Studios, Inc., MGM/UA, and Studio Ghibli as well as numerous other independent motion picture production companies.

The primary competitors of TD Holdings in the Philippines are Toon City Animation, Snipple Animation Studio, and Synergy 88 Digital. Another significant competitor is Mercury Filmworks in Canada.

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

Grom Educational Services

iBoss, Lightspeed, and Securly are GES’s main webfiltering competitors. There are other larger companies that have web filtering as a part of the larger product offering including Forcepoint (Websense), Bluecoat, Palo Alto Networks, Barracuda and Cisco. All of the larger companies are enterprise focused where they sell numerous products, and filtering is a minimal part of their portfolio.

Grom Nutritional Services

Consumer awareness regarding the benefits of dietary supplements and new product availability are the major drivers for the market worldwide. The nutritional supplements markets is an extremely competitive market estimated to be a $175 billion global market by 2020 according to the FN Media Group LLC. The largest companies in this space are Axxess Pharma Inc., Celsius Holdings, Inc., GNC Holdings Inc., and Pfizer Inc.

Illumination America Lighting

Since we are a distributor and not a manufacturer of lighting products, we currently face very intense competition from both traditional lighting companies that provide general lighting products, including incandescent, fluorescent, high-intensity discharge, metal halide, and neon lighting. We also have competitors from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of our design, quality of light provided, maintenance costs, safety issues, energy consumption, price, product quality and brightness. Additionally, there are thousands of electrical contractors and lighting distributors of varying scales that install and distribute LED lighting products.

Government Regulation

We are subject to several U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve user privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before federal, state, and foreign legislative and regulatory bodies. including data protection regulation.

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

The Just Brilliant nutritional supplement we intend to market to children, is governed by the US Food and Drug Administration (“FDA”). The FDA defines supplements as a product intended to increase its levels in the diet. These may include vitamins, minerals, herbs, amino acids, or other plant-based substances. Over-the-counter supplements do not undergo the same formal approval process as prescription and over-the-counter drugs. The FDA does not require supplement manufacturers to submit their products to the FDA for review nor receive FDA approval, however, before marketing, companies must ensure they are not making false claims on the product label to mislead consumers. Like other food substances, dietary supplements are not subject to the safety and efficacy testing requirements imposed on drugs, and unlike drugs they do not require prior approval by the FDA; however, they are subject to the FDA regulations regarding adulteration and misbranding.

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

Grom Social Enterprises, Inc. - Trademark Status Report (Grouped by Date)

Client ID	Country	Mark	Status	Class	Class 2	Class 3	Serial No	Filing Date	Reg No	Reg Date	Owner Name	Description	Due Date
4186U.000025	United States	LIGHT BULB DESIGN	Pending Application	006			87416574	04/19/2017		mm/dd/yyyy	Grom Social, Inc. (FL Corp.)	NOA - SOU/1st EXT Due	04/24/2018
4186U.000023	United States	JUST BRILLIANT	Pending Application	032			87094908	07/06/2016		mm/dd/yyyy	Grom Social, Inc. (FL Corp.)	NOA - SOU/2nd EXT Due	05/09/2018
4186U.000001	United States	GROM SOCIAL	Registered	045			85562637	03/07/2012	4236835	11/06/2012	Grom Social LLC	8&15 (6th yr) Due	11/06/2018
4186U.000003	United States	Grom Social and Design (2) (in color)	Registered	045			85632192	05/22/2012	4242103	11/13/2012	Grom Social LLC	8&15 (6th yr) Due	11/13/2018
4186U.000012	United States	GROMARAMA5	Registered	041			85865718	03/04/2013	4380377	08/06/2013	Grom Social, LLC	8&15 (6th yr) Due	08/06/2019
4186U.000013	United States	GROMHERO	Registered	041			85865868	03/04/2013	4380379	08/06/2013	Grom Social, LLC	8&15 (6th yr) Due	08/06/2019
4186U.000011	United States	GROMPOUND	Registered	041			85865569	03/04/2013	4380376	08/06/2013	Grom Social, LLC	8&15 (6th yr) Due	08/06/2019
4186U.000005	United States	GROM-ATAR	Registered	042			85808094	12/20/2012	4379762	08/06/2013	Grom Social LLC	8&15 (6th yr) Due	08/06/2019
4186U.000008	United States	GROMSTER	Registered	042			85808663	12/21/2012	4464934	01/14/2014	Grom Social LLC	8&15 (6th yr) Due	01/14/2020
4186U.000007	United States	GROMETTE	Registered	042			85808250	12/20/2012	4464932	01/14/2014	Grom Social LLC	8&15 (6th yr) Due	01/14/2020
4186U.000006	United States	GROM	Registered	042			85808178	12/20/2012	4464931	01/14/2014	Grom Social LLC	8&15 (6th yr) Due	01/14/2020
4186U.000009	United States	GROM-A-TRON	Registered	042			85808653	12/21/2012	4464933	01/14/2014	Grom Social LLC	8&15 (6th yr) Due	01/14/2020
4186U.000017	United States	SOLAR SKATE	Registered	009			86218046	03/11/2014	4646714	11/25/2014	Grom Social, Inc.	8&15 (6th yr) Due	11/25/2020
4186U.000018	United States	TECHTOPIA	Registered	009			86346608	07/24/2014	4820748	09/29/2015	Grom Social, Inc.	8&15 (6th yr) Due	09/29/2021

Employees

The Company has 15 full-time employees and 8 part-time employees in the United States. TDA has approximately 500 full-time employees in the Philippines.

Item 1A Risk Factors

Risks Related to our Business

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

On a consolidated basis, the Company has incurred significant operating losses since inception.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, convertible debentures and officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

We have a $4,000,000 Note Payable due to the TDA Sellers on April 1, 2020 secured by all of the Assets of TDH.

In January 2019 we negotiated an extension of the TDA Sellers Note with a due date of July 2, 2019 to April 1, 2020. In the event the Note is not repaid prior to July 2, 2019: (i) no management fee shall be paid by TDA to the Company as provided in the Share Sale Agreement. Management fees paid by TDA to the Company to date are approximately $100,000 per month. Non-payment of the management fees to the Company by TDA due to the non-payment of the Note would have a material adverse impact on the Company. We are in discussion with numerous financing sources to re-finance the $4,000,000 before July 1, 2019, however there can be no assurance we will be successful. If Note is not paid by April 1, 2020, the TDA Sellers could foreclose on their collateral causing us to lose our TDH subsidiary. This would have a material adverse impact on the Company.

Our future performance will depend on the continued engagement of key members of the management team of the Company.

Our future performance depends to a large extent on the continued services of members of the Company’s current management and other key personnel, including Zach Marks. While we have employment agreements with Messrs. Marks, Dearing and Leiner, the failure to secure the continued services of these or other key personnel for any reason, could have a material adverse effect on our business, operations, and prospects. We currently do not carry “key man insurance” on any of our executives.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success. We have approximately 7.5 million Grom Social users between the ages of five and 16 and an almost equal number of parents in our database as of April 5, 2019. Our future financial performance will be significantly determined by our success in adding, retaining, and engaging users. If people do not perceive our site and the content that we offer to be enjoyable, engaging, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their interaction on our website. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A decrease in user retention, growth, or engagement could render us less attractive to developers and advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect our ability to attract and retain user and to increase their engagement on the website, including, if:

•	our users decide to spend their time on competing sites;

•	we fail to introduce new and improved content or if we introduce new content or services that are not favorably received;

•	we are unable to successfully balance our efforts to provide a compelling user experience with the decisions we make with respect to the frequency, prominence, and size of ads and other commercial content that we display;

•	we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

•	there are adverse changes in our products that are mandated by legislation or regulatory authorities;

•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience;

•	we adopt policies or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public; or

•	we fail to provide adequate customer service to users, developers, or advertisers;

If we are unable to maintain and increase our user base and user engagement, our revenue, financial results, and future growth potential may be adversely affected.

Our strategy at Grom Social to create new and original content, charge users for that content and attempt to secure advertisers to pay to advertise on our app, could fail to attract or retain users or generate revenue.

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

We also believe that maintaining and enhancing the Grom Social brand is central to expanding our base of users and advertisers. Many of our new users are referred by existing users, and therefore we strive to ensure that our users remain favorably inclined towards our brand. Maintaining and enhancing our brand will depend largely on our ability to continue to provide age-appropriate, enjoyable, reliable, trustworthy, and innovative content and services, which we may not do successfully. We may introduce new content or terms of service that users do not like, which may negatively affect our brand. Additionally, the actions of third-party developers may affect our brand if users do not have a positive experience using third-party apps and websites integrated with our website. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our brand may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain the Grom brand or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

Our Grom Social platform may be misused by users, despite the safeguards we have in place to protect against such behavior.

Users may be able to circumvent the controls we have in place to prevent abusive, illegal or dishonest activities and behavior on our website, and may engage in such activities and behavior despite these controls. For example, our Grom Social platform could be used to exploit children and to facilitate individuals seeking to engage in improper communications or contact with children. Such potential behavior of such users would injure our other users and would jeopardize the reputation and integrity of our Grom Social platform. Fraudulent users could also post fraudulent profiles or create false or unauthorized profiles on behalf of other, non-consenting parties. This behavior could expose us to liability or lead to negative publicity that could injure the reputation of our Grom Social platform and materially adversely affect our brand.

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

Our efforts to protect the information that our users have chosen to share using Grom Social may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. If any of these events occur, our users’ information could be accessed or disclosed improperly. We have a privacy policy that governs the use of information that users have chosen to share using the Grom Social website and how that information may be used by us and third parties. Some third-party developers may store the information provided by our users through apps on the Grom Social platform or websites. If these third parties or developers fail to adopt or adhere to adequate data security practices or fail to comply with our terms and policies, or in the event of a breach of their networks, our users’ data may be improperly accessed or disclosed.

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

We face intense competition in all aspects of our business including competition in the animation and webfiltering businesses. If we do not provide features and content that will engage and attract users, advertisers and developers we may not remain competitive, and our potential revenues and operating results could be adversely affected.

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

Some of our current and potential competitors have significantly greater resources and better competitive positions than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, our users, content providers or application developers may use information shared by our users through Grom Social in order to develop products or features that compete with us. Certain competitors, including Facebook, could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate including: by creating a social networking experience similar to ours with similar content and features. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which may negatively affect our business and financial results.

We believe that our ability to compete effectively depends upon many factors, including:

•	the age appropriateness, attractiveness, safety, ease of use, performance, and reliability of the Grom Social platform, our content and products compared to our competitors;

•	the size and composition of our user base;

•	the engagement of our users with our products;

•	the timing and market acceptance of content, services, and products, including developments and enhancements to our or our competitors’ content, services and products;

•	our ability to monetize our products, including our ability to successfully monetize mobile usage;

•	the frequency, size, and relative prominence of the ads and other commercial content displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts;

•	responding to changes mandated by legislation or regulatory authorities, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly programmers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to our competitors.

If we are not able to effectively compete, our user base and level of user engagement may decrease, which could make us less attractive to developers and advertisers and materially and adversely affect our revenue and results of operations.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results. We have experienced significant growth in a short period of time. To manage our growth effectively, we must continually evaluate and evolve our business and manage our employees, operations, finances, technology and development, and capital investments efficiently. Our efficiency, productivity and the quality of our Grom Social platform, TDA animation business and NetSpective user services and content may be adversely impacted if we fail to appropriately coordinate across our business operations. Additionally, our rapid growth may place a strain on our resources, infrastructure, and ability to maintain the quality of our Grom Social platform. If and when our structure becomes more complex as we add additional staff, we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating revenues.

We collect, process, share, retain and use personal information and other data, which subjects us to governmental regulations and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

A variety of federal, state and foreign laws and regulations govern privacy and the collection, use, retention, sharing and security of personal information. We collect, process, use, share and retain personal information and other user data, including information about our users as they interact with our platform, and we have a privacy policy concerning our use of data on our platform. We are subject to COPPA which regulates the collection, use, and disclosure of personal information from children under 13 years of age. Our Grom Social platform and our content are directed at children between the ages of five and sixteen years of age.

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

Any failure or perceived failure by us to comply with COPPA, CIPA, or other applicable privacy laws and regulations or with our privacy policy or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions or litigation, which could be costly to defend and may require us to pay significant fines or damages. Such failures or perceived failures could also result in public statements against us by consumer advocacy groups, our users or others, which could harm our brand and could cause our users, and parents to lose trust in us which in turn could have an adverse effect on our business. Additionally, if third parties we work with, such as advertisers, vendors, content or platform providers, violate applicable laws or our policies, such violations may also put the information of our users at risk and could, in turn, have an adverse effect on our business.

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

As a result of our collection, retention, and use of personal data, we are or may become subject to diverse laws and regulations in the United States and foreign jurisdictions mandating notification to affected individuals in the event that personal data (as defined in the various governing laws) is accessed or acquired by unauthorized persons. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

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

Our Grom Social platform collects, processes, stores, shares, discloses and uses the information of our users and their communications. We are vulnerable to computer viruses, break-ins, phishing attacks, and attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized use of our computer systems. Our security measures may also be breached due to employee error, malfeasance or otherwise. Several recent, highly publicized data security breaches and denial of service attacks at other companies have heightened public awareness of this issue and may embolden individuals or groups to target our systems. Any of the foregoing could lead to interruptions, delays or platform shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential or sensitive information, such as credit card information or information about our members. If our security is compromised, we could experience platform performance or availability problems, the complete shutdown of our platform or the loss or unauthorized disclosure of confidential or sensitive information. We could be subject to liability and litigation and reputational harm, and our users may be harmed, lose confidence in us and decrease or terminate the use of our platform.

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

Future business acquisitions, strategic investments or alliances, if any, as well as recently completed business acquisition transactions, could disrupt our business and may not succeed in generating the intended benefits and may, therefore, adversely affect our business, revenue and results of operations.

We completed the acquisition of TD Holdings in 2016 and we may in the future explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

•	our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, or accounting practices or employee issues;

•	failure to successfully integrate our recently acquired business;

•	diversion of management's attention from operating our business to addressing acquisition integration challenges;

•	difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds;

•	anticipated benefits may not materialize;

•	retention of employees from the acquired company;

•	integration of the acquired company's accounting, management information, human resources, and other administrative systems;

•	coordination of product development and sales and marketing functions;

•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement, claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition, and operating results.

If any of our relationships with internet search websites terminate, if such websites' methodologies are modified or if we are outbid by competitors, traffic to our websites could decline.

We depend in part on various internet search websites, such as Google.com, Bing.com, Yahoo.com, and other websites to direct a significant amount of traffic to our websites. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings generally are determined and displayed as a result of a set of unpublished formulas designed by search engine companies in their discretion. Purchased listings generally are displayed if particular word searches are performed on a search engine. We rely on both algorithmic and purchased search results, as well as advertising on other internet websites, to direct a substantial share of visitors to our websites and to direct traffic to the advertiser customers we serve. If these internet search websites modify or terminate their relationship with us or we are outbid by our competitors for purchased listings, meaning that our competitors pay a higher price to be listed above us in a list of search results, traffic to our websites could decline. Such a decline in traffic could affect our ability to generate advertising revenue and could reduce the desirability of advertising on our websites.

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

We are a holding company organized in Florida, with no operations of our own, and we depend on our subsidiaries, incorporated in Hong Kong, Manila and Florida for cash to fund our operations.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to fund operations or to meet debt service obligations is dependent on the earnings and the receipt of funds from our subsidiaries. Deterioration in the financial condition, earnings or cash flow of TD Holdings and its subsidiaries for any reason could limit or impair their ability to make payments to us. Additionally, to the extent that we need funds and our subsidiaries are restricted from making such distributions under applicable law or regulation or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations or prospects.

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

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and intellectual property rights of others. We could be required to participate in interference proceedings involving issued patents and pending applications of another entity. The cost to us of any such proceeding could be substantial. An adverse outcome in an interference proceeding could require us to cease using the technology, substantially modify it or to license rights from prevailing third parties. There is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license is made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our services, technologies or other matters.

Risks Related to Grom Nutritional Services

The Company’s supplement that it intends to market to children, will be subject FDA regulations.

Although the FDA does not require supplement manufacturers to submit their products to the FDA for review nor receive FDA approval before marketing, companies must ensure they are not making false or misleading claims on the product label. Like other food substances, dietary supplements are not subject to the safety and efficacy testing requirements imposed on drugs, and unlike drugs they do not require prior approval by the FDA; however, they are subject to FDA regulations regarding adulteration and misbranding. In the event we do not properly follow FDA regulation and guidelines we could be subject to regulatory action that would have a material adverse impact on the Company.

Risks Related to Top Draw Animation

Since Top Draw’s business operations are located in the Philippines, our results of operations or financial condition could be materially adversely affected by economic or political developments in the Philippines.

Top Draw’s business operations are located in the Philippines. As a result, we are subject to certain risks presented by the Philippine economy and regulatory environment. We believe that the Philippine government exercises substantial control over virtually every sector of the Philippine economy through regulations and, in some cases, state-ownership. Our ability to operate Top Draw’s business in the Philippines may be harmed by changes in the local laws and regulations, including those relating to employment, taxation, business regulation, intellectual property rights, property, and other matters.

In the event of adverse weather conditions, calamity or epidemic that may occur in the Philippines, the lack of a fully developed infrastructure could have a material adverse impact on Top Draw’s business.

The vast majority of Top Draw’s employees do not own an automobile and must commute to work using public transportation. Additionally, the power grid in the Philippines is considered substandard compared to developed countries. Any negative event that impacts public transportation for power generation could result in Top Draw’s employees not being able to go to the office to perform their work thus potentially delaying projects.

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

Although we report our results of operations in U.S. dollars, approximately 15% of our revenue is denominated in foreign currencies. We do not hedge against currency fluctuations and unfavorable fluctuations in foreign currency exchange rates. Such fluctuations could have a material adverse effect on our results of operations.

Because our consolidated financial statements are presented in U.S. dollars, we must translate our Top Draw’s revenues, expenses, and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, originally denominated in other currencies. These changes cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in other currencies when compared against other periods.

An increase in the value of other currencies, against the U.S. dollar could increase costs for delivery of our digital animation services by increasing labor and other costs that are denominated in other currencies. Conversely, a decrease in the value of other currencies, against the U.S. dollar could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost.

Historically, Top Draw’s business has been reliant and concentrated upon a limited number of key clients, the loss of any one of which could have a material adverse effect on Top Draw’s and our revenue and financial condition.

During the year ended December 31, 2018, Top Draw accounted for approximately 91% of our consolidated revenue. During the same period, four of Top Draw’s clients accounted for approximately 50.1% of our consolidated revenue. Although the relative percentages by client may change from quarter to quarter the reliance upon a limited number of clients is not expected to change for the foreseeable future. As a result, a decrease in business or revenue from any one or more of these key clients could materially negatively impact Top Draw’s and our revenue, results of operation, and financial condition.

The success of Top Draw, and consequently our success, depends on certain key employees.

The success of Top Draw, and consequently our success depends to a significant extent on the performance of certain senior management personnel and other key employees. In particular, we are dependent upon the services of Wayne Dearing and Stella Dearing to operate and manage Top Draw. The loss of the services of Wayne or Stella Dearing could have a material adverse effect on our business, revenue, and results of operations.

In order for our digitally animated content and related products to be successful, we must develop appealing creative content.

The success of each digitally animated feature developed and produced by Top Draw depends in large part upon our ability to develop and produce compelling stories and characters that will appeal to our target audience. Traditionally, this process has been extremely difficult. While we believe Top Draw has enjoyed success with its digitally animated features, there can be no assurance that similar levels of success will be achieved by Top Draw’s subsequent features and our other future projects.

We expect to experience intense competition with respect to Top Draw’s digitally animated features and related content.

We expect that Top Draw’s digitally animated features will compete with family-oriented, animated and live-action feature films and other family-oriented entertainment products produced by major movie studios, including Disney, DreamWorks Animation SKG, Inc., Warner Bros. Entertainment, Sony Pictures Entertainment, Fox Entertainment Group Inc., Paramount Pictures, Lucasfilm Ltd., Universal Studios, Inc., MGM/UA, and Studio Ghibli as well as numerous other independent motion picture production companies.

We believe competition from animated feature films and family-oriented feature films will likely continue to intensify over the next several years. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do. In addition to the box office and home video competition, other family-oriented features and films will compete with Top Draw Animation’s digital features.

If we are not able to produce digital features and content that can compete successfully with offerings from our competitors, it could have a material adverse impact on our business, revenue, and results of operations.

Risks Related to our Common Stock

We do not anticipate paying any cash dividends on our common stock in the foreseeable future; therefore, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, future loan arrangements, if any, may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of our common stock.

Our board of directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our common stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of the actions described in the preceding paragraph could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders.

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control, including:

•	The announcement of new products by our competitors
•	The release of new products by our competitors
•	Developments in our industry or target markets
•	General market conditions including factors unrelated to our operating performance

Recently, the stock market, in general, has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could cause a decline in the value of our shares.

There is a limited trading market for our shares.

There is currently only a limited trading market for our common stock. We cannot predict the extent investor interest will lead to the development of an active trading market or how liquid that trading market might become. If an active trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive or at all. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares.

Our Common Stock may be deemed a “penny stock” which may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our Common Stock is or becomes subject to the “penny stock” rules, it may be more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In the United States, we lease approximately 1550 square feet of office space in Boca Raton, Florida for $4,227 per month pursuant to a three-year lease expiring on September 30, 2021. Our Florida office houses our corporate headquarters and administrative staff.

Our animation business leases portions of 3 floors comprising in the aggregate of approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila for administration and production purposes. We pay approximately $22,533 per month in the aggregate for such space (which increases by approximately 5% per year). These leases expire in December 2022.

We opened a 1,400 square foot office in Norcross, Georgia on January 1, 2018, to house our NetSpective division.  The monthly rent for 2018 was $2,055 which increases by approximately 3% annually, pursuant to a five-year lease which expires in December 2023.

We believe our leased space for the present time is adequate and additional space at comparable prices is available at all locations.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The last reported sales price of our common stock which trades under the symbol “GRMM” on the OTCQB sheets on April 15, 2019, was $0.2438.

Holders

As of April 10, 2019, there were 545 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

We currently do not have an equity compensation plan.

Unregistered Sales of Equity Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

During the three months ended December 31, 2018 we issued 3,854,869 shares of our common stock to seven accredited investors, and received proceeds of $608,718, or approximately $0.158 per share.

With respect to the sales of our securities described above, we relied on Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management's discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," above, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

Results of operations for the years ended December 31, 2018 and 2017 include the operations of Grom and its five wholly-owned subsidiaries.

Retroactive Application of the Share Exchange Ratio

All references to common stock totals or values in this Annual Report, unless otherwise stated have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2018 and December 31, 2017

Revenue

During the year ended December 31, 2018, we generated revenues of $8,644,383 compared to revenues of $7,692,927 during the year ended December 31, 2017, an increase of $951,456. As discussed throughout this report, we adopted ASC 606 companywide using the modified retrospective method. As a result 2017 revenue was not changed or restated. The revenue for 2018 after applying ASC 606 resulted in an additional $528,822 in animation revenue in 2018. Excluding the additional animation revenue in 2018, animation revenues were $7,272,335 compared to $6,803,307 in 2017, an increase of $469,028, or approximately 6.9%. This increase is primarily attributable to larger contracts in 2018 compared to 2017. Revenue at Netspective for the year ended December 31, 2018 was approximately $811,000 compared to approximately $878,000 in 2017, a decline of approximately $67,000, or 7.6%.

Subscription and advertising revenue generated by our gromsocial.com website and from our MamaBear safety application for the years ended December 31, 2018 and 2017 were nominal. We expect to start generating increased revenue from these sources in the second half of 2019. However, there can be no assurances we will be successful in generating increased revenue from these sources.

Gross margin

Gross margin is calculated by subtracting the cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by subsidiary. Margins at our largest subsidiary, TDA are approximately 45-55%, while margins for our NetSpective web filtering revenues are typically in the 75-78% range. Additionally, margins within subsidiary vary from quarter to quarter and from year to year due to the nature of the business of each subsidiary. Therefore, our consolidated blended gross margin will be subject to significant fluctuation from period to period until we increase our revenue to higher levels. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the years ended December 31, 2018 and 2017 were 49.3% and 44.8%, respectively. The increase in gross margin for the year ended 2018 compared to 2017, is primarily attributable to the increase in sales at TDA as a percentage of consolidated sales.

Operating expenses

Operating expenses were $8,141,496 for the year ended December 31, 2018, compared to $10,189,242 for same period ended in 2017, or a decrease of $2,047,746. The decrease in 2018 is primarily attributable to a reduction of $2,289,315 in stock-based compensation, a reduction of $665,223 in depreciation and amortization, a reduction in professional fees of $286,690; offset by an increase general and administrative expense (G&A expense). The increase in G&A expense is attributable to increase in all expenses categories with the exception of payroll expense which was reduced.

Other Income (Expense)

Other income (expense) for the period ended December 31, 2018 and 2017 were other expense, net was ($986,665) in 2018 compared to net other income of $732,724 in 2017. The increase in net expense is primarily attributable to two factors. In 2017 we reduced the estimates for the earnout liability related to TD Holdings creating other income of $1,502,707. The earnout liability remained unchanged in 2018. The other significant component of other income (expense) is interest expense.

Interest expense is comprised of cash interest payable on the $4,000,000 TDA Note due to the TDA Sellers, as well as interest payable on convertible notes, and amortization of note discounts. Interest expense was $1,021,801 for the year ended December 31, 2018 compared to $659,293 during the year ended December 31, 2017, or an increase of $362,508. The increase is attributable to $200,000 in additional interest expense on the TDA note and an increase in the amortization of note discounts.

Net loss

Net loss for the period ended December 31, 2018 was $4,862,436 or ($0.04) per share compared to a net loss of $6,045,659 during the period ended December 31, 2017, or a decrease in net loss of $1,149,527. The decrease in net loss in 2018 compared to the same period in 2017 is attributable to an improvement in gross margin of $821,170 a decrease in operating expenses of $2,047,746, offset by a decrease in other income of $1,719,389.

Liquidity and Capital Resources

At December 31, 2018, we had $633,593 in cash.

Net cash used in operating activities was $1,865,601 for year ended December 31, 2018 compared to $1,410,015 for the same period ended December 31, 2017, an increase of $455,586 in cash used. The primary reason for the increase in net cash used was due to a change in operating assets and liabilities.

Cash used in investing activities was relatively unchanged at $581,975 in the period ended December 31, 2018 compared to $562,322 for the same period ended in 2017. Substantially all of the purchases were for fixed assets and leasehold improvements to increase our capacity at TDH in Manila.

Cash flows from financing activities were $2,499,919 for the period ended December 31, 2018 compared to $1,989,100 for the same period ended December 31, 2017, an increase of $510,819. The increase is attributable to proceeds from the issuance of common stock of $608,717 in 2018, compared to zero in 2017, and proceeds from the sales of debentures of $1,914,702 compared to $541,100 in 2017, offset by proceeds from warrant exercises of $1,566,000 in 2017 compared to $61,500 in 2018.

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

We expect to reduce our monthly cash operating loss through improved profitability. However, there can be no assurance we will be successful in doing so. Historically we have funded our operations through equity issuances, debt issuances and through officer loans. We expect to be able to continue to fund our operating losses in a similar manner and believe that we can secure capital on reasonable terms, although there can be no assurances.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the years ended December 31, 2018 and 2017.

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

The consolidated financial statements of the Company have been prepared in accordance with US GAAP and are expressed in United States dollars. For the year ended December 31, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Grom Social, TD Holdings, GES, and GNS. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to house the NetSpective assets and business which was acquired on January 1, 2017.

GNS, which was formed in April 2017, had not recorded any activity through the date of this Annual Report. The delay in producing the Just Brilliant cognitive drink for children is due to our strategic partner’s inability to produce a working agreement with a co-packer. The problem has now been rectified, and we anticipate launching the product in the third quarter of 2019.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in ASC Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company is January 1, 2018.

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company adopted this ASU in accordance with the modified retrospective method, effective January 1, 2018 for all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP.

Animation revenue

Under the applicable revenue recognition guidance for fiscal years 2017 and prior, these transactions were recognized when the amounts were billed to the customer.

As a result of the Company’s transition to ASC 606, the Company recorded a net change in beginning retained earnings of $263,741 on January 1, 2018 due to the cumulative effect of adopting ASC 606.  For year ended December 31, 2018, the Company recorded a total of $7,801,157 of animation revenue from contracts with customers which include $ 528,822 in additional revenue as a result of the adoption of ASC 606.

Under ASC 606 our animation revenues are generated primarily from contracts with customers for preproduction and production services related to the development of animated movies and television series. TDA preproduction activities include producing storyboards, location design, model and props design, background color and color styling. For production, TDA focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after effects. We provide our services under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We evaluate the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The services in our contracts are distinct from one another as the referring parties typically can direct all, limited, or single portions of the various preproduction and production activities required to create and design and entire episode to us and we therefore have a history of developing stand alone selling prices for all of these distinct components. Accordingly, our contracts are typically accounted for as containing multiple performance obligations.

We determine the transaction price for each contract based on the consideration we expect to receive for the distinct services being provided under the contract.

We recognize revenue

Webfiltering revenue

Revenue from subscription sales for webfiltering at NetSpective is recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer hardware and a service license for a period of use between one year to five years for software and support. The subscriber is billed in full at the time of the sale. The Company immediately recognizes any revenue attributable to the computer hardware as it is non-refundable and control of the hardware has passed to the customer. The advanced billing for software and service is initially recorded as deferred revenue and subsequently recognized as revenue over time evenly throughout the subscription period.  Adoption of ASC 606 had no impact on NetSpective’s revenues.

Contract Assets and Liabilities

Revenues from NetSpective contracts are all billed in advance and therefore represent contract liabilities until fully recognized on a ratable basis over the contract life. Animation revenue contracts vary with movie contracts typically allowing for progress billings over the contract term while other episodic development activities are typically billable upon delivery of the performance obligation for an episode. These episodic activities typically create unbilled contract assets between episode delivery dates while movies can create contract assets or liabilities based on the progress of activities versus the arranged billing schedule. Approximately $468,277 of NetSpective revenue and $428,481 of animation revenue recognized during 2018 was included in the respective opening contract liability balance. Remaining revenue expected to be recognized on contracts with customers are as follows as of December 31, 2018:

The following table depicts the composition of our contract assets and liabilities as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Animation contract assets	$1,040,309	$280,458
NetSpective contract assets	74,743	157,593
Other contract assets	8,441	7,337
Total contract assets	$1,123,493	$445,388

Animation contract liabilities	$380,749	$428,481
NetSpective contract liabilities	727,979	756,143
Other contract liabilities	11,500	–
Total contract liabilities	$1,120,228	$1,184,624

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and December 31, 2017. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

Inventory

Inventory consists of animation supplies used for the sole purpose of completing animation projects at Top Draw.

The Company believes that no reserve for obsolete inventory is necessary as of December 31, 2018 and December 31, 2017.

Property and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the related lease.

Maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the related lease.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment at December 31, 2018 and 2017 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2018 and at December 31, 2017, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

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

Differences may arise in the amount of bad debt expense, depreciation expense and amortization expense reported in the Company's operating results as compared to the corresponding change in the allowance for doubtful accounts, accumulated depreciation, and accumulated amortization, respectively, due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2018, and December 31, 2017, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2018. The Company implemented ASC 606 for the period ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also, in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

ASC 842 will be effective for us beginning on January 1, 2019. As of January 1, 2019, we will record right-of-use assets and lease liabilities of approximately $365,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROM SOCIAL ENTERPRISES, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Grom Social Enterprises, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grom Social Enterprises, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant operating losses since inception and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2015.

Lakewood, CO

April 16, 2019

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$633,593	$436,869
Accounts receivable and contract assets, net	1,123,493	445,388
Inventory, net	9,018	426,998
Prepaid expenses and other current assets	449,840	1,035,379
Total current assets	2,215,944	2,344,634

Property and equipment, net	1,036,313	849,893
Goodwill	8,853,261	8,800,761
Intangible assets, net	6,340,171	6,768,857
Deferred tax assets, net -- noncurrent	249,833	201,290
Other assets	114,601	81,345
Total assets	$18,810,123	$19,046,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$682,285	$882,504
Accrued liabilities	1,433,037	1,592,726
Contract liabilities	1,120,228	1,184,624
Convertible debentures, net – current	676,223	75,000
Senior secured promissory notes, net – current	3,828,818	–
Related party payables	1,181,645	2,076,640
Income taxes payable	41,097	46,963
Total current liabilities	8,963,333	5,858,457

Convertible debentures, net of loan discounts	2,410,614	1,463,273
Senior secured promissory notes, net of loan discounts	–	3,953,661
Contingent purchase consideration	429,000	429,000
Other noncurrent liabilities	224,797	237,495
Total liabilities	12,027,744	11,941,886

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 138,553,655 and 124,373,548 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	138,554	124,274
Common stock held in treasury, at cost, nil and nil shares held at December 31, 2018 and December 31, 2017, respectively	–	–
Additional paid-in capital	52,254,286	47,901,532
Accumulated earnings (deficit)	(45,457,207)	(40,843,568)
Accumulated other comprehensive income	(153,254)	(77,344)
Total stockholders' equity	6,782,379	7,104,894
Total liabilities and equity	$18,810,123	$19,046,780

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,	Year Ended December 31,
	2018	2017

Sales	$8,644,383	$7,692,927
Cost of goods sold	4,378,658	4,248,372
Gross margin	4,265,725	3,444,555
Operating expenses:
Depreciation and amortization	473,360	1,138,583
Selling and marketing	216,548	279,586
General and administrative	5,559,389	4,302,869
Professional fees	1,522,881	1,809,571
Stock-based compensation	369,318	2,658,633
Total operating expenses	8,141,496	10,189,242

Income (loss) from operations	(3,875,771)	(6,744,687)

Other income (expense)
Interest income (expense), net	(1,021,801)	(659,293)
Gain (loss) on settlement of debt	–	–
Other gains (losses)	35,136	1,392,017
Total other income (expense)	(986,665)	732,724
Income (loss) before income taxes	(4,862,436)	(6,011,963)
Provision for income taxes (benefit)	14,944	33,696
Net income (loss)	(4,877,380)	(6,045,659)

Basic and diluted earnings (loss) per common share	$(0.04)	$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	128,081,259	109,579,213

Comprehensive loss:
Net income (loss)	$(4,877,380)	$(6,045,659)
Foreign currency translation adjustment	(75,910)	(24,709)
Comprehensive income (loss)	$(4,953,290)	$(6,070,368)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statement of Changes in Shareholders’ Equity

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Stock	Capital	Earnings	Income	Equity

Balance, December 31, 2016	–	$–	101,452,789	$101,454	$–	$41,195,941	$(34,797,909)	$(54,656)	$6,444,830

Net income (loss)	–	–	–	–	–	–	(6,045,659)	–	(6,045,659)
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	6,530,220	6,530	–	1,559,470	–	–	1,566,000
Issuance of common stock as compensation to employees, officers and/or directors	–	–	1,156,931	1,157	–	834,068	–	–	835,225
Issuance of common stock in exchange for consulting, professional and other services	–	–	3,264,965	3,265	–	1,889,470	–	–	1,892,735
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	1,045,870	1,046	–	531,954	–	–	533,000
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	150,305	150	–	78,172	–	–	78,322
Issuance of common stock in connection with the acquisition of a business	–	–	300,000	300	–	146,700	–	–	147,000
Issuance of common stock in connection with the acquisition of certain intangible assets	–	–	83,400	83	–	59,917	–	–	60,000
Conversion of convertible debentures and accrued interest into common stock	–	–	24,324	24	–	17,475	–	–	17,499
Recapitalization	–	–	10,264,744	10,265	–	(235,043)	–	–	(224,778)
Stock-based compensation expense related to stock options	–	–	–	–	–	1,823,408	–	–	1,823,408

Balance, December 31, 2017	–	$–	124,273,548	$124,274	$–	$47,901,532	$(40,843,568)	$(77,344)	$7,104,894

GROM SOCIAL ENTERPRISES INC.

Consolidated Statement of Changes in Shareholders’ Equity (continued)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Stock	Capital	Earnings	Income	Equity

Net income (loss)	–	–	–	–	–	–	(4,877,380)	–	(4,877,380)
Change in foreign currency translation	–	–	–	–	–	–	–	(75,910)	(75,910)
Adjustment due to the adoption of ASC 606	–	–	–	–	–	–	263,741	–	263,741
Issuance of common stock in connection with sales made under private offerings	–	–	3,854,869	3,855	–	604,863	–	–	608,718
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	256,455	256	–	61,244	–	–	61,500
Issuance of common stock as compensation to employees, officers and/or directors	–	–	1,200,321	1,200	–	457,618	–	–	458,818
Issuance of common stock in exchange for consulting, professional and other services	–	–	2,385,505	2,386	–	822,784	–	–	825,170
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	3,995,304	3,995	–	1,317,381	–	–	1,321,376
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	1,432,653	1,433	–	522,168	–	–	523,601
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	805,000	805	–	481,445	–	–	482,250
Issuance of common stock in connection with the acquisition of a business	–	–	150,000	150	–	52,350	–	–	52,500
Conversion of convertible debentures and accrued interest into common stock	–	–	200,000	200	–	29,800	–	–	30,000
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	–	801	–	–	801
Stock based compensation expense related to stock options	–	–	–	–	–	2,300	–	–	2,300

Balance, December 31, 2018	–	$–	138,553,655	$138,554	$–	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(4,428,964)	$(6,045,659)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	824,241	844,294
Amortization of debt discount	628,423	141,278
Common stock issued for financing costs	2,250	17,499
Common stock issued in exchange for fees and services	753,170	956,705
Deferred taxes	(48,544)	(8,240)
Stock-based compensation	461,118	2,376,835
Changes in operating assets and liabilities:
Accounts receivable	(232,540)	(245,867)
Inventory	(212,259)	(16,458)
Prepaid expenses and other current assets	657,538	(200,558)
Other assets	(33,256)	(18,882)
Accounts payable	(28,742)	(74,775)
Accrued liabilities	(230,081)	318,547
Advanced payments and deferred revenues	(64,396)	406,721
Income taxes payable and other noncurrent liabilities	(18,564)	(36,689)
Related party payables	105,005	315,520
Net cash provided by (used in) operating activities	(1,865,601)	(1,269,729)

Cash flows from investing activities:
Cash acquired in acquisition of business	–	182
Purchase of fixed assets	(581,975)	(155,420)
Net cash provided by (used in) financing activities	(581,975)	(155,238)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	608,717	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	61,500	1,511,000
Proceeds from issuance of convertible debentures	1,914,702	–
Repayments of senior secured promissory notes	(10,000)	–
Proceeds from issuance of senior, secured promissory notes	–	32,000
Repayments of convertible debentures	(75,000)	(125,000)
Net cash provided by (used in) financing activities	2,499,919	1,418,000

Effect of exchange rates on cash and cash equivalents	144,381	(24,708)
Net increase (decrease) in cash and cash equivalents	196,724	(31,675)
Cash and cash equivalents at beginning of period	436,869	443,494
Cash and cash equivalents at end of period	$633,593	$411,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$277,149	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$52,500	$–
Common stock issued related to acquisition of intangible assets	$–	$60,000
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$1,003,621	$–
Common stock issued in connection with long term service contracts	$72,000	$–
Common stock issued to reduce convertible and promissory notes payable	$30,000	$500,000
Common stock issued to reduce accounts payable and other accrued liabilities	$1,321,376	$33,000
Contingent purchase consideration	$–	$362,500
Debt issued related to acquisition of a business	$–	$1,000,000
Discount for beneficial conversion features on convertible debentures	$801	$60,123

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

As a result of the acquisition of Grom Holdings, Inc. the Company now operates its business through five wholly-owned subsidiaries, including:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children.

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, was incorporated in Hong Kong on September 15, 2005. Its operations are conducted through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc (“Top Draw” or “TDA”). The group’s principal activities are the production of animated films based in Manila, the Philippines.

•	Grom Educational Services, Inc. (“GES”), was incorporated in the State of Florida on January 17, 2017, and operates our NetSpective Webfiltering services to schools and libraries.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. We intend to market and distribute four flavors of a nutritional supplement to children through GNS. GNS did not record any revenue in 2018.

•	Illumination America Lighting, Inc. (“IAL”), was incorporated in the State of Florida on August 21, 2017. IAL operates our LED lighting business that was our principal business prior to the Share Exchange. IAL did not record any revenue in 2018.

Retroactive Application of the Share Exchange Ratio

All references to Common Share totals or values in this Form 10-K, unless otherwise stated, have been adjusted, retroactively, to reflect the Share Exchange ratio of 4.17 as of August 17, 2017.

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

The consolidated financial statements of the Company have been prepared in accordance with US GAAP and are expressed in United States dollars. For the years ended December 31, 2018 and 2017, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, GNS, and Illumination America Lighting. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to operate the NetSpective WebFiltering assets and business which was acquired on January 1, 2017.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in ASC Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company is January 1, 2018.

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company adopted this ASU in accordance with the modified retrospective method, effective January 1, 2018 for all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP.

Under the applicable revenue recognition guidance for fiscal years 2017 and prior, these transactions were recognized when the amounts were billed to the customer.

As a result of the Company’s transition to ASC 606, the Company recorded a net change in beginning retained earnings of 263,741 on January 1, 2018 due to the cumulative effect of adopting ASC 606. For year ended December 31, 2018, the Company recorded a total of $7,801,157 of animation revenue from contracts with customers which include $ 528,822 in additional revenue as a result of the adoption of ASC 606.

Under ASC 606 our animation revenues are generated primarily from contracts with customers for preproduction and production services related to the development of animated movies and television series. TDA preproduction activities include producing storyboards, location design, model and props design, background color and color styling. For production, TDA focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after effects. We provide our services under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We evaluate the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The services in our contracts are distinct from one another as the referring parties typically can direct all, limited, or single portions of the various preproduction and production activities required to create and design and entire episode to us and we therefore have a history of developing stand alone selling prices for all of these distinct components. Accordingly, our contracts are typically accounted for as containing multiple performance obligations.

We determine the transaction price for each contract based on the consideration we expect to receive for the distinct services being provided under the contract.

We recognize revenue as performance obligations are satisfied and the customer obtains control of the services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over time as we perform under the contract due to the contractual terms present in each contract which irrevocably transfer control of the work product to the customer as the services are performed.

For performance obligations recognized over time, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation.

Webfiltering revenue

Revenue from subscription sales for webfiltering at NetSpective is recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer hardware and a service license for a period of use between one year to five years for software and support. The subscriber is billed in full at the time of the sale. The Company immediately recognizes any revenue attributable to the computer hardware as it is non-refundable and control of the hardware has passed to the customer. The advanced billing for software and service is initially recorded as deferred revenue and subsequently recognized as revenue over time evenly throughout the subscription period.  Adoption of ASC 606 had no impact on NetSpective’s revenues.

Substantially all of the revenue at TDA and Netspective comes from the North American in the form of animation and webfiltering services, respectively. Historically and going forward, TDA’s business is concentrated on five to eight key clients, that vary from year to year based upon discrete projects which become available based on the popularity of a particular TV series, or the expected acceptance of new animated series. TDA receives advance payments for a significant portion of the work it performs. Netspective, as consistent with industry practice receives full payment in advance of providing webfiltering services over a period of one to five years. Revenue recognition under ASC 606 and historically was unrelated to the timing of milestone or advance payments. Netspective’s business is focused on forty to fifty US-based school districts located in the US. Both TDA and Netspective earn revenue via services transferred over time to the client. Approximately 1/10 of Netspective’s business is recognized at a point time due to the non-refundable sale of computer hardware associated with web filtering services.

Contract Assets and Liabilities

Revenues from NetSpective contracts are all billed in advance and therefore represent contract liabilities until fully recognized on a ratable basis over the contract life. Animation revenue contracts vary with movie contracts typically allowing for progress billings over the contract term while other episodic development activities are typically billable upon delivery of the performance obligation for an episode. These episodic activities typically create unbilled contract assets between episode delivery dates while movies can create contract assets or liabilities based on the progress of activities versus the arranged billing schedule. Approximately $468,277 of NetSpective revenue and $428,481 of animation revenue recognized during 2018 was included in the respective opening contract liability balance. Remaining revenue expected to be recognized on contracts with customers are as follows as of December 31, 2018:

The following table depicts the composition of our contract assets and liabilities as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Animation contract assets	$1,040,309	$280,458
NetSpective contract assets	74,743	157,593
Other contract assets	8,441	7,337
Total contract assets	$1,123,493	$445,388

Animation contract liabilities	$380,749	$428,481
NetSpective contract liabilities	727,979	756,143
Other contract liabilities	11,500	–
Total contract liabilities	$1,120,228	$1,184,624

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and December 31, 2017. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3
Earnout liability	$–	$–	$429,000

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017.

Fair value, December 31, 2016	1,931,707
Fair value of contingent consideration issued during the period	362,500
Change in fair value	(1,865,207)
Fair value, December 31, 2017	$429,000
Change in fair value	–
Fair value, December 31, 2018	$429,000

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

Inventory

Inventory consists of animation supplies used for the sole purpose of completing animation projects at Top Draw.

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

Computers, software, and office equipment	1 – 5 years
Machinery and equipment	3 – 5 years
Vehicles	5 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	Lesser of the lease term or estimated useful life

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment at December 31, 2018, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2018 and at December 31, 2017, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Differences may arise in the amount of bad debt expense, depreciation expense and amortization expense reported in the Company's operating results as compared to the corresponding change in the allowance for doubtful accounts, accumulated depreciation, and accumulated amortization, respectively, due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2018, and December 31, 2017, the Company determined that it had items that represented components of comprehensive income (loss) and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

Advertising expenses

Advertising costs are expensed as incurred and included in selling and marketing expenses.

Shipping and handling costs

Shipping and handling costs related to the acquisition of goods from vendors are included in the cost of sales.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 6,630,103 shares from convertible notes, 14,814,815 shares related to the conversion rights of the TDH Sellers Note, 31,043,000 vested stock options and 781,910 stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also, in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

ASC 842 will be effective for us beginning on January 1, 2019. As of January 1, 2019, we will record right-of-use assets and lease liabilities of approximately $365,000.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Billed accounts receivable	$419,802	$445,338
Unbilled accounts receivable	703,691	–
Total accounts receivable, net	$1,123,493	$445,338

As of December 31, 2018, and December 31, 2017, the Company evaluated its outstanding trade receivables and determined that no allowance for bad debts was required so as a result no bad debt expense was recorded during the years ended December 31, 2018 and December 31, 2017.

During the year ended December 31, 2018, the Company had three customers that accounted for 50.1% of revenues and one customer that accounted for 9.2% of accounts receivable.

During the year ended December 31, 2017, the Company had four customers that accounted for approximately 71.6% of consolidated revenues and three customers that accounted for 77.3% of consolidated accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Collaborative development agreement	$95,766	$191,531
Prepaid rent	31,773	55,211
Vendor advances	7,867	43,219
Prepaid service agreements	174,920	578,732
Employee advance and other payroll related items	16,208	15,734
Other prepaid expenses and current assets	123,306	150,952
Total	$449,840	$1,035,379

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$1,937,987	$(1,508,104)	429,883	$1,792,499	$(1,319,388)	$473,111
Machinery and equipment	167,731	(99,900)	67,831	95,356	(88,342)	7,014
Vehicles	153,927	(120,728)	33,199	159,431	(110,098)	49,333
Furniture and fixtures	381,248	(284,410)	96,838	305,855	(273,768)	32,087
Leasehold improvements	1,031,687	(623,125)	408,562	654,309	(585,808)	68,501
Total fixed assets	3,672,580	(2,636,267)	1,036,313	$3,007,450	$(2,377,404)	$630,046
Capital assets not subject to depreciation:
Construction in progress	–	–	–	219,847	–	219,847
Total fixed assets	$3,672,580	$(2,636,267)	$1,036,313	$3,227,297	$(2,377,404)	$849,893

For the years ended December 31, 2018 and the year ended December 31, 2017, the Company recorded depreciation expense of $395,556 and $277,407 respectively.

6.	BUSINESS COMBINATIONS

Acquisition of NetSpective Webfiltering

On January 1, 2017, Grom Holdings acquired the assets of NetSpective Webfilter, a division of TeleMate.net Software (“TeleMate”). Under the terms of the agreement, Grom Holdings paid $1.0 million in consideration in the form of a $1.0 million redeemable, convertible promissory note. The note bears interest at 0.68% per annum. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of TeleMate into the Company’s common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by TeleMate, the note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

TeleMate had the opportunity for contingent, earn-out payments of up to $362,500 if certain net cash flow thresholds are achieved during the one-year post-closing period. The earn-out payments, if made, shall be payable entirely in common stock.

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

The fair value of customer relationships was valued using an income method. Net Operating Profit After Tax (“NOPAT”) per customer is a function of the gross profit margin of the Company, applicable contributory assets (i.e., working capital, fixed capital, workforce, brand, IPR&D) charges, and the discount rate reflecting the riskiness of the asset undervaluation. NOPAT per customer was used to estimate the value of customer relationships. The key assumptions used include a revenue attrition rate of 10%, an income tax rate of 40%, and a discount rate of 17.1%.

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at December 31, 2018 and December 31, 2017:

Balance, December 31, 2016	$8,104,056
Acquisition of Netspective Webfiltering	696,705
Balance, December 31, 2017	8,800,761
Acquisition of Bonnie Boat assets	52,500
Balance, December 31, 2018	$8,853,261

The following table sets forth the components of the Company’s intangible assets at December 31, 2018 and December 31, 2017:

	December 31, 2018				December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(396,371)	$1,203,915	$1,600,286	$(236,343)	$1,363,943
Mobile software applications	2.00	282,500	(282,500)	–	282,500	(240,729)	41,771
NetSpective webfiltering software	5.00	1,134,435	(453,774)	680,661	1,134,435	(226,887)	907,548
Noncompete agreements	2.00	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal	–	3,863,859	(1,979,283)	1,884,576	3,863,859	(1,550,597)	2,313,262
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$8,319,454	$(1,979,283)	$6,340,171	$8,319,454	$(1,550,597)	$6,768,857

The Company recorded amortization expense for intangible assets subject to amortization of $428,686 for the year ended December 31, 2018 and $1,092,592 during the year ended December 31, 2017.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2019	$386,916
2020	386,916
2021	386,916
2022	160,029
2023	160,029
Thereafter	403,772
$1,884,578

8.	OTHER ASSETS

Other assets are comprised solely of guarantee deposits at TDA which are refundable upon termination of contract or delivery of subject matter of the contract. These are initially recorded at cost which is the fair value at the time of the transaction and are subsequently measured at amortized cost.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017

Earnout consideration payable in connection with Netspective acquisition	$362,500	$362,500
Executive and employee compensation	792,402	838,689
Interest on convertible debentures and promissory notes	210,221	356,599
Other accrued expenses and liabilities	67,914	34,938
Total accrued liabilities	$1,433,037	$1,592,726

Accrued expenses for both periods include approximately $138,000 for an estimated compromise settlement relating to tax deductions against supplier invoices in the Philippines at TDA. The Company in accordance with ASC 740-10 has determined that the recording of this amount is required because it is more likely than not that the tax will be assessed.

10.	RELATED PARTY PAYABLES AND ACTIVITY

The Company has engaged the Chief Executive Officer, Darren Mark’s family to assist in the development of the Grom Social website and to create original content for the site. Since these individuals have been responsible for creating in excess of 500 episodes of original content. Mr. Marks wife Sarah; his sons Zach the founder of Grom, Luke, Jack, Dawson, and his daughters Caroline and Victoria all work for the Company either as employees or contractors. The amount they were paid for the year ended December 31, 2018 are as follows: Sarah $33,600, Zach $90,000, Luke $33,800, Jack $5,400, Victoria $6,750 and Caroline $11,250. The total annual compensation payable to these six individuals for the periods ended December 31, 2018, and December 31, 2017, was $180,800 and $165,800, respectively, which the Company believes is below market rate for the value of the services performed. This expenditure for services provided by the Marks family is expected to continue for the foreseeable future. Members of the Marks family are actively involved on a daily basis in creating all of the current content for the website which includes numerous videos on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Executive and Other Officers

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the years ended December 31, 2018, and December 31, 2017. Neither Mr. Marks nor Mr. Leiner have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet.

During 2017 and 2018 Mr. Marks and Mr. Leiner on several occasions agreed to convert a portion of their loans into equity. These transactions are summarized as follows:

Name	Date	Amount of Loan Principal Converted to Equity	Share Price Used for conversion	Trading price of Grom stock on the date of conversion	Shares issued

Darren Marks	12/29/2017	333,333	$0.50	0.30	666,666
	10/15/2018	333,333	$0.31	0.19	1,075,268

Melvin Leiner	12/29/2017	166,667	$0.50	0.30	333,334
	10/15/2018	166,667	$0.31	0.19	537,635

The outstanding amount due to Mr. Marks and Mr. Leiner’s LLC’s were $469,506 and $1,215,442; and $451,944 and $861,198 as of December 31, 2018 and December 31, 2017, respectively. Additionally, we owed $50,000 to Dr. Rutherford our director who extended a short-term loan to the Company, and $210,145 to Wayne and Stella Dearing who have extended loans to Top Draw animation to assist with its liquidity.

As of December 31, 2018, and December 31, 2017, the balances in related party payables were $1,181,645 and $2,076,640, respectively.

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

The balance of the accrued retirement benefit cost as of December 31, 2018 and December 31, 2017 amounted to $224,797 and $237,496, respectively.

12.	DEBT

Convertible Debentures

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Redeemable unsecured convertible note -TeleMate	$1,000,000	1,000,000
Principal value of secured convertible notes	2,822,708	676,223
Loan discounts	(735,871)	(137,950)
Less: Current portion	(676,223)	(75,000)
Total convertible notes, net	$2,410,614	$1,463,273

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

Under the terms of the Modification, the TeleMate agreed to the following terms:

•	To pay the Company $10,000 per month against their outstanding balance of $146,822. To date, they have paid the Company $30,000 and are current on their monthly payment obligations.

•	They cannot exercise the conversion feature of their $1.0 million promissory note, nor will any of the $362,500 Earnout shares (464,744) until all payments are made in full.

•	The December 31, 2019 maturity date of the $1,000,000 convertible note is extended indefinitely until all payments are made in full.

•	All interest payments ($6,800 annually) due from the Company to TeleMate were suspended indefinitely until all payments are made in full.

Under the terms of the First Modification, TeleMate agreed to pay us $10,000 per month against their outstanding balance due to us of $146,822. The TeleMate Note may not be converted or any earnout shares issued by us until the outstanding balance is paid in full, and all interest payments due under the TeleMate Note have been suspended until all payments owing the Company has been made. If and when TeleMate is permitted to convert the TeleMate Note, the number of shares converted thereunder will be subject to a one-year leakout agreement.

Telemate has paid in full by April 2019. If TeleMate does not convert the TeleMate Note to equity by October 1, 2019, the Company has the right to force conversion at a conversion price of $0.48 per share.

Newbridge Offering

On November 30, 2018, the Company closed a private offering in which it sold 12% secured convertible promissory notes in an aggregate principal amount of $552,000 and issued an aggregate of 730,974 shares of its common stock to nine accredited investors pursuant to a private placement memorandum and subscription agreement. The Notes which are due and payable two years from issuance are secured by certain assets of the Company and rank senior to all other indebtedness of the Company except for the $4,000,000 promissory notes (the “TD Notes”) issued to TD Holdings in connection with the Share Sale Agreement, dated June 30, 2016, as amended. Messrs. Marks and Leiner also pledged an aggregate of 10,000,000 shares pursuant to a pledge and security agreement to secure the timely payment of the Notes. The Notes are convertible, in whole or in part, by the note holder at a conversion rate of $0.40 if the Company’s common stock trades or is quoted at more than $0.40 per share for 10 consecutive days. The conversion price is subject to adjustment resulting from certain corporate actions including the subdivision or combination of stock, payment of dividends, reorganization, reclassification, consolidations, merger or sale of the Company.

Interest on the Note is payable monthly in 21 equal installments commencing four months after the issuance of the Notes. Upon the occurrence of an “event of default” as described in the Notes, the interest rate will increase to 15% and the Notes shall become immediately due and payable. The Company may prepay the Notes in full at any time by paying accrued interest and 110% of the outstanding principal balance. Newbridge Securities Corporation acted as exclusive placement agent for the offering and received (i) $55,200, (ii) 113,586 shares of common stock (the “Placement Agent Shares”); and (iii) $11,040, representing a non-accountable expense allowance, for its services.

Secured Convertible Notes 2018

During the year ended December 31, 2018, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $1,238,485. The Notes were issued with OID discounts of 20.0%, or $247,697. The debentures carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with a fixed conversion price of $0.50 if converted within one year of issuance and $0.78 per share thereafter.

During the year ended December 31, 2017, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $601,223. The Notes were issued with OID discounts of 10.0%, or $60,122. The debentures carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with a fixed conversion price of $0.78.

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

Senior Secured Promissory Notes

The following tables set forth the components of the Company’s senior, secured promissory notes at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Principal value of promissory notes	$4,000,000	$4,000,000
Loan discounts	(171,182)	(86,339)
Total promissory notes, net	$3,828,818	$3,953,661

On June 20, 2016, the Company issued a secured promissory note to the TDA Sellers in connection with the share sale agreement. The note totaled $4.0 million, bears interest at 5.0% per annum and is due on the earlier of (i) April 1, 2020 or (ii) the date on which the Company successfully completes a qualified initial public offering as defined in the agreement. The note is collateralized by all of the assets of TD Holdings.

First Amendment of TDA Sellers Note

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

Also, as additional consideration, we issued an additional 800,000 restricted shares of our common stock to the TDA Sellers which were expensed in 2018.

Second Amendment of TDA Sellers Note

On January 15, 2019, we entered into a second amendment to the TDH Acquisition Agreement (the “Second Amendment”). Under the terms of the Second Amendment:

•	the maturity date of the Note was extended from July 1, 2019 to April 2, 2020.

•	the TDA Sellers shall have the right to convert the Note at a conversion price of $0.27 per share, either in whole or in part at any time prior to the maturity, subject to the terms and conditions set forth in the Amendment

•	in the event the Note is not repaid prior to July 2, 2019: (i) no management fee shall be paid by TDA to the Company as provided in the Share Sale Agreement. Management fees paid by TDA to the Company to date are approximately $100,000 per month. Non-payment of the management fees to the Company by TDA due to the non-payment of the Note would have a material adverse impact on the Company.

•	The earnout was modified for 50% cash and 50% stock, to 75% cash and 25% stock.

•	The Sellers received 800,000 shares of the Company’s restricted common stock.

Maturities of the Company’s borrowings for each of the next five years are as follows:

2019	$1,676,223
2020	$7,146,285
2021	$–

13.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Current:
Federal	$–	$–
State and local	–	–
Foreign	74,356	70,457
Total current	74,356	70,457
Deferred:
Federal	–	–
State and local	–	–
Foreign	(59,412)	(36,851)
Total deferred	(59,412)	(36,851)
Total	$14,944	$33,696

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Tax benefit at the statutory federal rate	–%	–%
Increase (decrease) in rate(s) resulting from:
Foreign operations, net	(0.3)	(0.6)
Change in deferred taxes	21.3	(26.6)
Change in valuation allowance	(21.3)	26.6
Total	(0.3)%	(0.6)%

The following tables set forth the components of income taxes payable as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Federal	$–	$–
State and local	–	–
Foreign	41,907	46,963
Total	$41,907	$46,963

(a) The reduction of the valuation allowance was due to the change in U.S. corporate tax rates from 34% to 21% starting in 2018.

The following tables set forth the components of deferred income taxes as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Non-current deferred tax assets:
Retirement benefits	$67,439	$71,249
Write down of investment(s)	62,421	65,958
Deferred revenue net	96,090	43,193
Other	23,833	20,890
Net operating loss carryforwards	4,150,813	5,143,029
Less: valuation allowance	(4,150,813)	(5,143,029)
Total non-current deferred tax asset	249,783	201,290
Total deferred tax asset	$249,783	$201,290

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

As of December 31, 2018, the Company had federal, state and foreign net operating loss carryforwards of approximately $19,765,774 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2036.

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock at a par value of $0.001. No shares of Preferred Stock were issued and outstanding as of December 31, 2018 or December 31, 2017.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 and had 138,553,655 and 124,273,548 shares of common stock issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.

Common Stock Issued in Private Placements

During the year ended December 31, 2018, the Company issued 3,854,869 shares and realized proceeds of $608,718.

During the year ended December 31, 2017, the Company did not issue any shares of stock in private placements.

Common Stock Issued in Connection with the Exercise of Warrants

During the year ended December 31, 2018, the Company issued 256,455 shares of common stock for proceeds of 61,500 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

During the year ended December 31, 2017, the Company issued 6,530,220 shares of common stock for proceeds of $1,566,000 under a series of stock warrant exercises with a share price of approximately $0.24 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the year ended December 31, 2018 the Company issued 1,200,321 shares of common stock with a fair market value of $458,918 to employees in lieu of cash payment. Additionally, the Company issued 2,385,505 shares of common stock with a fair value of $825,170 to consultants and other professionals in lieu of cash payments.

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

Common Stock Issued In lieu of Cash for Loans Payable and Other Accrued Obligations

During the year ended December 31, 2018, the Company issued 3,995,304 shares of common stock with a fair market value of $1,321,376 to satisfy loans payable and other accrued obligations.

During the year ended December 31, 2017, the Company issued 1,045,870 shares of common stock with a fair market value of $533,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Amendment of Terms of a Promissory Note

During the year ended December 31, 2018, the Company issued 805,000 shares of common stock valued at $482,250 to amend the terms of a promissory note.

Common Stock Issued in Connection with the Issuance of Convertible Debentures

During the year ended December 31, 2018 the Company issued 1,432,653 shares of common stock valued at $523,601 in connection with the issuance of convertible notes.

Common Stock Issued in the Acquisition of a Business

During the year ended December 31, 2018 the Company issued 150,000 shares of common stock valued at $52,500 in connection with the acquisition of a business.

Conversion of Convertible Debentures and Accrued Interest into Common stock

During the year ended December 31, 2018, the Company issued 200,000 shares of common stock valued at $30,000 in connection with the conversion of convertible debentures and accrued interest into common stock.

Common Stock Issued in Connection with Secured convertible OID notes

In 2017, we issued $601,223 of secured convertible OID Notes at an interest rate of 10%. In connection with the issuance of these Notes and as an inducement to enter into these Notes we issued 150,305 shares valued at $78,321.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2018 and December 31, 2017. All stock warrants are exercisable for a period of approximately five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)

Balance January 1, 2017	7,608,154	$0.26	0.75
Warrants issued	567,166	$1.50	2.25
Less: Warrants exercised	(7,107,765)	$0.24
Warrants forfeited	(29,190)	$0.24
December 31, 2017	1,038,365	$1.36	2.38
Warrants issued	–	–
Warrants exercised	(256,455)	–
Balance 31, 2018	781,910	$1.36	1.38

Stock Options

The following table represents all outstanding and exercisable stock options as of December 31, 2018.

	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

	7,735,350	–	7,735,350	7,735,350	$0.24	4.27
	9,695,250	417,000	9,278,250	9,278,250	$0.36	0.44
	13,135,500	3,544,500	9,591,000	9,591,000	$0.72	1.25
	5,481,000	1,042,500	4,438,500	4,011,019	$0.78	2.20
Total	36,047,100	5,004,000	31,043,100	30,615,619	$0.50	1.90

The Company did not issue any stock options in 2018. The remaining stock-based compensation to be recorded on the above issuance was zero as of December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company recorded $2,300 and $1,823,408 in stock-based compensation expense related to these stock options.

15.	COMMITMENTS AND CONTINGENCIES

In the United States, the Company leases approximately 1,550 square feet of office space in Boca Raton, Florida at the rate of $3,958 per month pursuant to a three-year lease which expired in October 2018. In October 2018, the Company entered into a new three-year lease at the same location and added an additional 513 sq. feet in space at a total rate of $4,223 per month. The Florida office houses the Company’s corporate headquarters and administrative staff.

The Company animation subsidiary TDH leases portions of 3 floors comprising in the aggregate approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila. The space is used for administration and production purposes and the Company pays approximately $22,533 per month in the aggregate for such space (which increases by approximately 5% per year. These leases expire in December 2022.

The Company opened a new 1,400 square foot office in Norcross, Georgia on January 1, 2018 to house its NetSpective Webfilter division. The monthly rent pursuant to a five-year lease which expires in December 2023, is $2,055 per month which increases by approximately 3% annually.

The future minimum payment obligations as of December 31, 2018, for operating leases are as follows:

2019	$97,859
2020	$98,599
2021	$90,892
2022	$49,402
2023	$27,619

16.	SUBSEQUENT EVENTS

On February 22, 2019, the Company designated 2,000,000 shares of its Preferred Stock as 10% Series A Convertible preferred stock, par value $0.001 per share (“Series A”). On each of February 27, 2019 and March 11, 2019, the Company received $400,000, or a total of $800,000, in proceeds from the sale of 400,000 shares of Series A to each accredited investor in a private offering pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D, as promulgated under the Securities Act, As an inducement to purchase the Series A Stock, each investor also received 2,000,000 restricted shares of the Company’s common stock.

On April 2, 2019 we received an addition $125,000 in proceeds from the sale of 125,000 shares of Series A to one of the same accredited investors made the February 22nd purchase. In connection with this purchase the investor received 625,000 restricted shares of the Company’s common stock.

The Series A Stock is convertible, at any time, into five shares of common stock of the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fourth fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

On November 30, 2018, the Company closed a private offering in which it sold 12% secured convertible promissory notes in an aggregate principal amount of $552,000 (the “Notes”) and issued an aggregate of 730,974 shares of its common stock (the “Shares”) to nine accredited investors pursuant to a private placement memorandum and subscription agreement.

The Notes which are due and payable two years from issuance are secured by certain assets of the Company and rank senior to all other indebtedness of the Company except for the $4,000,000 promissory notes (the “TD Notes”) issued to TD Holdings in connection with the Share Sale Agreement, dated June 30, 2016, as amended. Messrs. Marks and Leiner also pledged an aggregate of 10,000,000 shares pursuant to a pledge and security agreement to secure the timely payment of the Notes. The Notes are convertible, in whole or in part, by the note holder at a conversion rate of $0.40 if the Company’s common stock trades or is quoted at more than $0.40 per share for 10 consecutive days. The conversion price is subject to adjustment resulting from certain corporate actions including the subdivision or combination of stock, payment of dividends, reorganization, reclassification, consolidations, merger or sale of the Company.

Interest on the Note is payable monthly in 21 equal installments commencing four months after the issuance of the Notes. Upon the occurrence of an “event of default” as described in the Notes, the interest rate will increase to 15% and the Notes shall become immediately due and payable.

The Company may prepay the Notes in full at any time by paying accrued interest and 110% of the outstanding principal balance.

Newbridge Securities Corporation acted as exclusive placement agent for the offering and received (i) $55,200, (ii)113,586 shares of common stock (the “Placement Agent Shares”); and (iii) $11,040, representing a non-accountable expense allowance, for its services.

The Company agreed, subject to the terms of the subscription agreement, to file a registration statement to register for resale the Shares, the shares issuable upon conversion of the Notes (the “Conversion Shares”) and the Placement Agent Shares (collectively, the “Registrable Securities”) within 120 days of the closing of the offering and to respond the SEC comments, if any, within 30 days of receipt thereof. If the Company does not timely file such registration statement or respond to SEC comments, the Company will be obligated to pay the note holder as liquidated damages 1.5% of the amount invested by such note holder, up to 10%, to be paid in shares of the Company’s common stock at $0.31 per share. The Company failed to file a Registration Statement on March 31, 2019 and paid a 1.5% penalty valued at $8,280 in the form of 26,710 shares. Registrable Securities which are eligible for sale under Rule 144 of the Securities Act of 1933 will not be required to be included on a registration statement.

The Note and the Shares were offered and sold, and the Conversion Shares will be issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The subscription agreement executed in connection therewith contains representations to support the Company's reasonable belief that the Buyer had access to information concerning the operations and financial condition of the Company, is acquiring the securities for its own account and not with a view to the distribution thereof, and is an "accredited investor" as such term is defined in Rule 501 (a) of Regulation D promulgated under the Securities Act. At the time of their issuance, the Note and Shares and when issued Conversion Shares will be deemed to be restricted securities for purposes of the Securities Act of 1933 and the certificates representing the securities shall bear legends to that effect.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Darren Marks	52	Chairman of the Board, Chief Executive Officer, and President

Melvin Leiner	79	Vice Chairman, Executive Vice President, Chief Financial Officer, Secretary and Director

Wayne Dearing	61	Managing Director of TD Holdings Limited

Norman Rosenthal	66	Independent Director

Robert Stevens	53	Independent Director

Dr. Thomas Rutherford	63	Independent Director

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by the board of directors and serve at the discretion of the board of directors.

Biographies

Darren Marks, Chairman, Chief Executive Officer, and President

Darren Marks has served as our Chief Executive Officer and Chairman of our Board since June 2012 and as our President since the Share Exchange on August 17, 2017. From July 6, 2015 until the Share Exchange, Mr. Marks was chairman, chief executive officer, president and a director of Grom Holdings, Inc. From January 2011 to February 2016, Mr. Marks was the President of DNA Brands, Inc., a beverage distributor and formerly a public company quoted on the OTCBB (“DNA Brands”).  Mr. Marks has more than 20 years of executive management experience. In 1991 Mr. Marks co-founded and served as Vice-President of Sims Communications, Inc. a telecommunications company that formerly traded on the NASDAQ (“Sims”), where he was responsible for the creation, design, and funding of a national telecommunications program for clients such as Alamo Rental Car and the American Automobile Association. Mr. Marks attended the University of Florida/Santa Fe Community College from 1986 to 1988. Mr. Marks’ management and public company experience and his role as Chief Executive Officer and President of the Company, led to the conclusion that he should serve as a director.

Melvin Leiner, Vice Chairman, Executive Vice President, Chief Financial Officer, Secretary and Director

Melvin Leiner has served as our Vice Chairman, Executive Vice President, Chief Financial Officer and Secretary since December 2012 and as our Chief Operating Officer as of the Share Exchange. From July 6, 2015, until the Share Exchange, Mr. Marks was vice chairman, executive vice president, chief financial officer, secretary and a director of Grom Holdings, Inc. Mr. Leiner was the co-founder of DNA Brands where, from January 2011 to February 2016, he served as executive vice president and a director. From August 2014 to August 2017, Mr. Leiner was a director of the Company. Mr. Leiner co-founded Sims in 1991 where he served as its chairman, president, and chief executive officer until his resignation in 1997. Mr. Leiner has 50 years of entrepreneurial domestic and international business experience ranging from product creation, development to sales and marketing for public and private companies. Mr. Leiner attended Marshall College where he studied business.

Mr. Leiner’s business experience including with public companies and his sales and marketing experience led to the conclusion that he should serve as a director.

Wayne Dearing, Managing Director of TD Holdings

Wayne Dearing founded TD Holdings in November 2002. Mr. Dearing has been the Managing Director of TD Holdings since July 1, 2016 when we acquired TDH. During Mr. Dearing’s career, he has also served as a financial and operations leader of Hanna-Barbera Australia and Hanna-Barbera Asia. He was previously General Manager of multiple divisions of Broadcom Australia, which at the time was one of Australia’s largest independent media companies.

Dr. Thomas J. Rutherford, Independent Director

Dr. Thomas J. Rutherford has served as a director since August 2017 and on the board of directors of Grom Holdings Inc. Since July 2015, Dr. Rutherford has been the Director of Oncology for South Florida University in Tampa, FL, Since January 2017. Dr. Rutherford serves as Chair of Gynecological Oncology at Yale University Medical School. Dr. Rutherford is a highly renowned and respected oncologist and a national expert in cancer, with more than 30 years of highly specialized surgical and clinical expertise in gynecologic cancer care. Dr. Rutherford has published in excess of 200 articles and case reports during his career and is a highly sought-after speaker and lecturer. Prior, from January 2015 through December 2016, he was the Director of Oncology for Connecticut Oncology, a Division of Women’s Health of Connecticut and Director of Cancer Services for Western Connecticut Health Network leading more than 100 physician subspecialists including surgeons, medical oncologists and radiation oncologists. He served as a Member of Strategic Advisory Board at Mira Dx, Inc. Dr. Rutherford practiced at Yale Oncology and served as Professor of Oncology and Director of Oncology Fellowship at Yale University School of Medicine from July 1993 through December 2014. Dr. Rutherford received a Bachelor of Science degree in 1976 from Roanoke College, a Master of Science degree from John Carroll University in 1979 and a Ph.D. from the Medical College of Ohio in 1989.

Mr. Rutherford’s operational experience led to the conclusion that he should serve as a director.

Robert Stevens, Independent Director

Robert Stevens has served as a director since June 2018. Mr. Stevens founded Somerset Capital Ltd., a private capital firm that employs industry-specific skillsets to make strategic investments in distressed and turnaround situations as well as merger and direct investments in private and pre-public companies and has served as its president and managing director since 2001. Mr. Stevens also serves as a court-appointed receiver. Mr. Stevens also served as Managing Director of Technology Partners, a private equity and M&A firm from 2010 to 2013.

Mr. Stevens financial experience led to the conclusion that he should serve as a director.

Norman Rosenthal, Independent Director

Norman Rosenthal has served as a director since June 2018. Mr. Rosenthal founded Tempest Systems Inc., a technology consultancy firm which offers business development, relationship management and competitive intelligence services. and has served as its chief executive officer since 1986. Mr. Rosenthal has also served in senior management/advisory positions at Micro Focus and Computer Associates.

Mr. Rosenthal’s financial experience led to the conclusion that he should serve as a director.

Board Committees

On June 1, 2018, concurrently with the appointment of two independent directors, Mr. Stevens and Mr. Rosenthal, we formed an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Mr. Stevens and Mr. Rosenthal are deemed “independent” non-employee directors as defined by NASDAQ Rule 5605(a)(2). Dr. Thomas Rutherford a director of the Company since August 17, 2018, also met the criteria as an independent director.

Mr. Stevens was appointed to the Nominating and Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. Mr. Stevens was appointed the lead independent director of the Board of Directors, chair of the Audit Committee and “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Mr. Rosenthal was appointed to the Nominating and Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. Mr. Rosenthal was appointed the chair of the Nominating and Governance Committee.

Dr. Rutherford was appointed to the Nominating and Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. Dr. Rutherford was appointed the chair of the Compensation Committee.

All three Committees held one meeting during the year, in which 100% of all directors attended.

Audit Committee

The Audit Committee’s primary responsibilities are to:

•	review our accounting policies and issues which may arise in the course of our audit;
•	select and retain our independent registered public accounting firm;

Compensation Committee

The general responsibilities of our Compensation Committee include:

•	approve the compensation of our President and Chief Executive Officer and all other executive officers;
•	approve all equity grants under our stock plans

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee members must satisfy the independence requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the rules adopted by the SEC thereunder and the corporate governance and other listing standards of the NASDAQ as in effect from time to time.

The duties and responsibilities of the Nominating and Corporate Governance Committee include the following:

•	develop and recommend to the Board of Directors a set of corporate governance guidelines and from time to time, review and reassess the adequacy of such guidelines;
•	identify, review and recommend to the Board of Directors individuals qualified to become members of the Board of Directors; and
•	recommend to the Board of Directors nominating policies and procedures.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates the potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations.

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

Director Independence

As of December 31, 2018, our Board of Directors is currently composed of five members, three of whom, Dr. Thomas Rutherford, Robert Stevens, and Norman Rosenthal qualify as “independent” in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ Capital Market independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the directors nor any of their family members, have engaged in various types of business dealings with us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons beneficially owning more than ten percent of our equity securities (“Reporting Persons”), to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2018, the Reporting Persons timely filed all such reports, except that William Andrews and Ismael Llera each failed to timely file a Form 5, due to delays in obtaining Securities and Exchange Commission EDGAR codes. Messrs. Marks, Leiner and Rutherford each filed a Form 4 late when Grom Holdings became a public company. Additionally, Messrs. Stevens and Rosenthal filed a Form 3 late upon becoming directors of the Company. The Company filed Current Reports on Form 8-K disclosing each of these transactions on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2018 and 2017 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Darren Marks	2018	$245,571	$–	$–	$–	$245,571
Chairman of the Board, Chief Executive Officer, and President	2017	$250,339	$–	$–	$–	$250,339

Melvin Leiner Vice Chairman, Executive Vice President, Chief Financial Officer, Secretary and Director	2018	$237,369	$–	$–	$–	$237,369
	2017	$242,479	$–	$–	$–	$242,479

Employment Agreements

On June 1, 2016, the Company entered into an employment agreement with Darren Marks pursuant to which Mr. Marks serves as the Company’s Chief Executive Officer. The employment agreement is for an initial term of three years, which term shall be automatically extended for successive and additional two-year periods unless either party shall provide written notice of termination at least 90 days prior to the end of the then-current term. Under the agreement, Mr. Marks is entitled to an annual base salary of $245,000 (subject to a minimum 5% annual increase each year commencing on January 1, 2017) and an annual incentive bonus of up to an 80% of his base salary The employment agreement may be terminated by the Company for “cause” (as such term is defined in the agreement), in which case Mr. Marks shall be entitled to his base salary up to the date of termination, without “cause” by the Company or for “good reason”( as such term is defined in the agreement), by Mr. Marks upon 90 days’ prior written notice, in which case Mr. Marks shall be entitled to base salary and health benefits for 18 months from the expiration of the agreement and shall have 10 years to exercise any outstanding stock options. The agreement provides that Mr. Marks has the obligation to mitigate any such severance with any income he may subsequently receive. The agreement also provides that Mr. Marks shall not compete with the Company and shall keep all Company information confidential for one year after the term of the agreement.

On June 1, 2016, the Company entered into an employment agreement with Melvin Leiner pursuant to which Mr. Leiner serves as the Company’s Executive Vice President and Chief Financial Officer. The employment agreement is for an initial term of three years, which term shall be automatically extended for successive and additional two-year periods unless either party shall provide written notice of termination at least 90 days prior to the then current term Under the agreement Mr. Leiner is entitled to an annual base salary of $237,500 (subject to a minimum 5% annual increase each year commencing on January 1, 2017). and an annual incentive bonus of up to 80% of his base salary. The employment agreement may be terminated by the Company for “cause” (as such term is defined in the agreement), in which case Mr. Leiner shall be entitled to his base salary up to the date of termination, without “cause” by the Company or for “good reason”( as such term is defined in the agreement), by Mr. Leiner upon 90 days’ prior written notice, in which case Mr. Leiner shall be entitled to base salary and health benefits for 18 months from the expiration of the agreement and shall have 10 years to exercise any outstanding stock options. The agreement provides that Mr. Leiner has the obligation to mitigate any such severance with any income he may subsequently receive. The agreement also provides that Mr. Leiner shall not compete with the Company and shall keep all Company information confidential for one year after the term of the agreement.

Director Compensation

2018 Director Compensation Table

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(1) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Robert Stevens(1)	2018	$3,500	$112,500	–	–	–	–	$116,000
Norman Rosenthal (2)	2018	$3,500	$67,500	–	–	–	–	$71,000

All directors are reimbursed for their out of pocket expenses related to their board duties. Our employee directors Mr. Marks and Mr. Leiner do not receive any compensation for their duties as directors. Our three independent directors receive $1,500 in cash per quarter for their services.

(1) Upon his appointment as a director, Mr. Stevens received 250,000 shares of the Company’s restricted common stock valued at $0.45 per share or $112,500, of which 70,000 shares vested immediately with 7,500 shares vesting in twenty-four (24) equal monthly installments commencing on July 1, 2018.

(2) Upon his appointment as director, Mr. Rosenthal received 150,000 shares of the Company’s restricted common stock valued at $0.45 per share or $67,500, of which 42,000 shares vested immediately and 4,500 shares will vest in 24 equal monthly installments commencing on the one-month anniversary of the grant date.

In order to compensate our Independent Director, Thomas Rutherford, on March 21, 2016, when we were still a private company, we granted Mr. Rutherford 834,400 stock options at the market price of $0.78 per share which was equivalent to the price of our most recent private place during that timeframe. The options were valued at $552,741 using the Black-Scholes Model. Under the terms of Mr. Rutherford’s option agreement, 50,000 shares vested immediately, the remaining 150,000 shares vested pro rata at the rate of 41,700 shares per month, commencing on July 1, 2016. As of the date of this Report, all of these shares have vested.

Employee Benefit Plans

The Company currently has no benefit plans in place for its employees.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding on December 31, 2018.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Darren Marks	6/11/2014	4,170,000	–	$0.36	6/11/2019
	4/15/2015	4,170,000	–	$0.72	4/15/2020
	2/15/2016	1,042,500	–	$0.78	2/15/2021
	Total	9,382,500

Mel Leiner	6/11/2014	4,170,000	–	$0.36	6/11/2019
	4/15/2015	4,170,000	–	$0.72	4/15/2020
	2/15/2016	1,042,500	–	$0.78	2/15/2021
	Total	9,382,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 16, 2019, and was calculated based upon 144,926,927 shares outstanding and the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Grom Social Enterprises, Inc., 2060 NW Boca Raton Blvd., #6, Boca Raton, Florida, 33431.

Name of Beneficial Owner	Shares		Percentage
Executive Officers and Directors
Darren Marks	26,528,417	(1)	17.2%
Melvin Leiner	19,770,906	(2)	12.8%
Robert Stevens	250,000		0.2%
Norman Rosenthal	291,700		0.2%
Dr. Thomas J. Rutherford	3,698,475	(3)	2.5%
Wayne Dearing	4,988,220		3.4%
All officers and directors as a group (6 persons)	55,527,718		33.7%
5% or greater holders:
Mark Arzoomanian 1 Penn Plaza New York, NY 10119	7,545,278		4.6%

(1) Represents (i) 17,145,917 shares held by Family Tys, LLC, a limited liability company (“Family Tys”) of which Mr. Marks is the Managing Member and has voting and dispositive power over the shares held by Family Tys. and (ii) 9,382,500 shares of common stock underlying vested stock options held by Mr. Marks that are exercisable at prices between $0.36 and $0.78 per share. As collateral for the issuance of convertible notes to Newbridge clients as described in 9B “Other Information”, Mr. Marks was required to pledge 5,000,000 shares of his common stock to Newbridge

(2) Represents (i) 10,388,406 shares held by 4 Life LLC, a limited liability company (“4 Life”) of which Mr. Leiner is the Managing Member and has voting and dispositive power over the shares held by 4 Life. and (ii) 9,382,500 vested shares of common stock underlying stock options held by Mr. Leiner that are exercisable at prices between $0.36 and $0.78 per share. As collateral for the issuance of convertible notes to Newbridge clients as described in 9B, “Other Information”, Mr. Leiner was required to pledge 5,000,000 shares of his common stock to Newbridge.

(3) Includes (i) 834,000 shares underlying vested stock options at an exercise price of $0.78 per share and (ii) 400,000 shares of common stock underlying warrants that are exercisable at $1.50 per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Share Exchange

As described throughout this report, Illumination America and changed its name to Grom Social Enterprises, Inc. on August 17, 2017, when Illumination America consummated the acquisition of Grom Holdings, Inc., a Delaware corporation pursuant to the terms of a Share Exchange Agreement on May 15, 2017. At the time of the acquisition, the Board of Directors for both companies were the same with Mr. Marks., Mr. Leiner and Mr. Rutherford serving as directors for each company. Additionally, Ismael Llera who was the President of Illumination America at the time the acquisition is the brother-in-law of Mr. Leiner. Immediately subsequent to the acquisition Mr. Llera resigned his executive officer position as President of Illumination America and become the Treasurer of the Company.

Acquisition of TDH

Wayne Dearing the Managing Director of TD Holdings is considered an executive officer since he exercises significant control over the Company’s largest subsidiary Top Draw animation which accounts for approximately 91% of the Company’s revenue for the year ended December 31, 2018. Mr. Dearing is also one of the TDA Sellers are collectively owed $4,000,000 maturing on April 1, 2020. His ownership percentage in the $4,000,000 is 50%. additionally, Mr. Dearing would receive 50% of any Earnout achieved-see “Acquisition of TD Holdings.” Additionally, Mr. Dearing’s spouse Stella Dearing is the Director of Operations at top Draw animation and receives an annual salary of $85,000 per year

The Marks Family

In recognition of the extensive work performed and to be performed in furthering the Grom brand name and website and producing content we have engaged Mr. Marks’ wife Sarah; his sons Zach the founder of Grom, Luke, Jack, Dawson, and his daughters Caroline and Victoria. The amount they were paid for the year ended December 31, 2018 are as follows: Sarah $33,600, Zach $90,000, Luke $33,800, Jack $5,400, Victoria $6,750 and Caroline 11,250. The total annual compensation payable to these five individuals for the periods ended December 31, 2018, and December 31, 2017, was $180,800 and $165,800, respectively which the Company believes is below market rate for the value of the services performed. This expenditure for services provided by the Marks family is expected to continue for the foreseeable future. Members of the Marks family are actively involved on a daily basis in creating all of the current content for the website which includes numerous videos on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Executive and Other Officers

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the years ended December 31, 2018, and December 31, 2018. Mr. Marks and Mr. Leiner informed the Company that they don’t have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet.

During 2017 and 2018 Mr. Marks and Mr. Leiner on several occasions agreed to convert a portion of their loans into equity. These transactions are summarized as follows:

Name	Date	Amount of Loan Principal Converted to Equity	Share Price Used for conversion	Trading price of Grom stock on the date of conversion	Shares issued

Darren Marks	12/29/2017	333,333	$0.50	$0.30	666,666
	10/15/2018	333,333	$0.31	$0.19	1,075,268

Melvin Leiner	12/29/2017	166,667	$0.50	$0.30	333,334
	10/15/2018	166,667	$0.31	$0.19	537,635

The outstanding amount due to Mr. Marks and Mr. Leiner’s LLC’s were $469,506 and $1,215,442; and $451,944 and $861,198 as of December 31, 2018. Additionally, we owed $50,000 to Dr. Rutherford our director who extended a short-term loan to the Company, and $210,145 to Wayne and Stella Dearing who have extended not interest bearing loans to Top Draw Animation to assist with its liquidity.

During the years ended December 31, 2018, and 2017, the Company’s two officers, Mr. Marks, Mr. Leiner, and Zach Marks each voluntarily agreed to defer a portion of their 2016 and prior salaries to help the Company’s liquidity. As of December 31, 2018, and December 31, 2017, the group was collectively owed $617,213 and $617,213 respectively, in accrued salaries. No salaries were deferred for these individuals for the years ending December 31, 2018, and 2017, respectively.

Director Independence

Our Board is currently composed of five members. We consider Dr. Thomas Rutherford, Robert Stevens and Norman Rosenthal to be independent directors.

We evaluated independence in accordance with the rules of Nasdaq, which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table reflects the fees paid or accrued to BF Borgers CPA PC, our independent auditors, in years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Audit Fees	$202,801	$153,890
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Audit Fees. Consists of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2018 and 2017 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

Tax Fees.  Consists of amounts billed for professional services rendered for tax return preparation, tax planning, and tax advice.

All Other Fees.  Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result, our entire board of directors performs the duties of an audit committee.  Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.1	Form of Sales Rep Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.2	Consulting Agreement and Addendum (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.3	Sublease Agreement with Grom Social, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 3, 2016)
10.4	Purchase and Sale Agreement with Forcefield (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016)
10.5	Copy of Letter of Intent with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2017)
10.6	Share Exchange Agreement with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017)
10.7*	Employment Agreement with Darren Marks (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.8*	Employment Agreement with Melvin Leiner (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.9	Acquisition Agreement of TD Holdings (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.10	Memorandum of Understanding with Fyoosion LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2017)
10.11	Asset Purchase Agreement with Fyoosion LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2018)
10.12	Amending Agreement to the Share Sale Agreement for the Entire Issued Share Capital of TD Holdings Limited and the Secured Promissory Note (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2018)

10.16**	Certificate of Designation of Series A Convertible Preferred Stock of Grom Social Enterprises, Inc.
10.17**	$1.0 Million Convertible Promissory Note with TeleMate.net
10.18**	Investment Banking Agreement with Newbridge Securities
10.19**	Newbridge Pledge and Security Agreement
10.20	Newbridge Subscription Agreement
10.21**	Purchase and Sale Agreement with TeleMate.Net
10.22**	Grom Educational Services Peachtree Pointe Lease
10.23**	Grom Social Enterprises Series A Subscription Agreement
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
31**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith)
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

* Management compensation agreement

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Grom Social Enterprises, Inc.

Dated: April 16, 2019	By:	/s/ Darren Marks
Darren Marks Chief Executive Officer, President and Chairman (Principal Executive Officer)

Dated: April 16, 2019	By:	/s/ Melvin Leiner
Melvin Leiner Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Marks	Chief Executive Officer, President and Chairman	April 16, 2019
Darren Marks	(Principal Executive Officer)

/s/ Melvin Leiner	Chief Operating Officer, Executive Vice President,	April 16, 2019
Melvin Leiner	Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

/s/ Dr. Thomas Rutherford	Director	April 16, 2019
Dr. Thomas Rutherford

/s/ Robert Stevens	Director	April 16, 2019
Robert Stevens

/s/ Norman Rosenthal	Director	April 16, 2019
Norman Rosenthal

