Form 10-Q
period 2019-03-31
Grom Social Enterprises, Inc.
filed 2019-05-20
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 20, 2019, 144,960,760 shares of the registrant’s common stock were outstanding.

GROM SOCIAL ENTERPRISES

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations, and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;

•	the Company’s ability to raise capital to fund its operations

•	the Company’s ability to monetize its gromsocial.com database of users

•	industry competition

•	the Company’s ability to integrate its acquisitions

•	The Company’s inability to attract and retain qualified senior management and technical personnel; and

•	other risks and uncertainties related to the social media, animation services, nutritional products, and web filtering services marketplace and our business strategy.

All forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018

F-2	Interim Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018

F-3	Unaudited Consolidated Statements of Stockholders Equity(Deficit) as March 31, 2019 and 2018

F-5	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018

F-6	Notes to Interim Unaudited Consolidated Financial Statements

3

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$762,500	$633,593
Accounts receivable, net	756,862	1,123,493
Inventory, net	8,501	9,018
Prepaid expenses and other current assets	572,097	449,840
Total current assets	2,099,960	2,215,944
Operating lease right of use assets	1,068,213	–
Property and equipment, net	1,015,855	1,036,313
Goodwill	8,853,261	8,853,261
Intangible assets, net	6,243,442	6,340,171
Deferred tax assets, net -- noncurrent	252,491	249,833
Other assets	74,364	114,601
Total assets	$19,607,586	$18,810,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$639,319	$682,285
Accrued liabilities	1,438,715	1,433,037
Advanced payments and deferred revenues	1,045,031	1,120,228
Convertible debentures, net -- current	2,212,125	676,223
Senior secured promissory notes, net -- current	–	3,828,818
Related party payables	1,027,430	1,181,645
Income taxes payable	–	41,097
Total current liabilities	6,362,620	8,963,333
Convertible debentures, net of loan discounts	4,968,587	2,410,614
Lease liabilities	1,073,761	–
Contingent purchase consideration	429,000	429,000
Other noncurrent liabilities	227,189	224,797
Total liabilities	13,061,157	12,027,744

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; 800,000 and zero shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	800	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 144,830,718 and 138,553,655 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	144,831	138,554
Additional paid-in capital	53,643,794	52,254,286
Accumulated earnings (deficit)	(47,100,846)	(45,457,207)
Accumulated other comprehensive income	(142,150)	(153,254)
Total stockholders' equity	6,546,429	6,782,379
Total liabilities and equity	$19,607,586	$18,810,123

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018

Sales	$1,966,860	$2,032,672
Cost of goods sold	814,502	777,739
Gross margin	1,152,358	1,254,933
Operating expenses:
Depreciation and amortization	222,428	200,101
Selling and marketing	28,099	55,912
General and administrative	1,519,720	1,368,546
Professional fees	290,769	382,555
Stock-based compensation	16,200	76,193
Total operating expenses	2,077,216	2,083,307
Income (loss) from operations	(924,858)	(828,374)
Other income (expense)
Interest income (expense), net	(376,160)	(263,093)
Gain (loss) on settlement of debt	(363,468)	–
Other gains (losses)	20,847	345
Total other income (expense)	(718,781)	(262,748)
Income (loss) before income taxes	(1,643,639)	(1,091,122)
Provision for income taxes (benefit)	–	–
Net income (loss)	(1,643,639)	(1,091,122)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	(644,205)	–

Net loss attributable to common stockholders	$(2,287,844)	$(1,091,122)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	140,020,849	125,643,201

Comprehensive loss:
Net income (loss)	$(1,643,639)	$(1,091,122)
Foreign currency translation adjustment	11,104	(41,595)
Comprehensive income (loss)	$(1,632,535)	$(1,132,717)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, January 1, 2018	–	$–	124,273,548	$124,274	$47,901,532	$(40,843,568)	$(77,344)	$7,104,894

Net income (loss)	–	–	–	–	–	(1,091,122)	–	(1,091,122)
Change in foreign currency translation	–	–	–	–	–	–	(41,595)	(41,595)
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	256,455	256	61,244	–	–	61,500
Issuance of common stock as compensation to employees, officers and/or directors	–	–	115,321	115	76,078	–	–	76,193
Issuance of common stock in exchange for consulting, professional and other services	–	–	197,500	197	138,178	–	–	138,375
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	285,627	286	171,090	–	–	171,376
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	186,566	187	109,652	–	–	109,839
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	800,000	800	479,200	–	–	480,000
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	800	–	–	800

Balance, March 31, 2018	–	$–	126,115,017	$126,115	$48,937,774	$(41,934,690)	$(118,939)	$7,010,260

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, January 1, 2019	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

Net income (loss)	–	–	–	–	–	(1,643,639)	–	(1,643,639)
Change in foreign currency translation	–	–	–	–	–	–	11,104	11,104
Issuance of Series A preferred stock in connection with sales made under private offerings	800,000	800	–	–	354,795	–	–	355,595
Issuance of common stock in connection with sales of Series A preferred stock	–	–	4,000,000	4,000	440,405	–	–	444,405
Beneficial conversion feature related to preferred stock	–	–	–	–	199,800	–	–	199,800
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	(199,800)	–	–	(199,800)
Accretion of Series A preferred stock	–	–	–	–	440,405			444,405
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	(440,405)	–	–	(440,405)
Issuance of common stock in exchange for consulting, professional and other services	–	–	1,377,338	1,377	348,268	–	–	349,645
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	99,720	100	26,840	–	–	26,940
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	800,000	800	219,200	–	–	220,000

Balance, March 31, 2019	800,000	$800	144,830,713	$144,831	$53,643,794	$(47,100,846)	$(142,150)	$6,546,429

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,643,639)	$(1,091,122)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	222,428	200,101
Amortization of debt discount	147,875	152,797
Common stock issued in exchange for fees and services	349,645	66,375
Deferred taxes	(2,658)	6,709
Stock-based compensation	16,200	76,193
Loss on extinguishment of debt	363,468	–
Changes in operating assets and liabilities:
Accounts receivable	366,631	(192,917)
Inventory	517	15,869
Prepaid expenses and other current assets	(138,456)	174,559
Operating lease right of use assets	5,548	–
Other assets	40,237	2,711
Accounts payable	(16,126)	(153,448)
Accrued liabilities	5,678	48,999
Advanced payments and deferred revenues	(75,197)	(185,429)
Income taxes payable and other noncurrent liabilities	(38,705)	(9,481)
Related party payables	(154,216)	387,321
Net cash provided by (used in) operating activities	(550,770)	(500,763)

Cash flows from investing activities:
Purchase of fixed assets	(105,241)	(170,921)
Net cash provided by (used in) financing activities	(105,241)	(170,921)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	356,395	–
Proceeds from issuance of common stock, net of issuance costs	443,605	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	–	61,500
Proceeds from issuance of convertible debentures	–	671,760
Repayments of convertible debentures	(26,286)	(50,000)
Net cash provided by (used in) financing activities	773,714	683,260

Effect of exchange rates on cash and cash equivalents	11,204	(41,595)
Net increase (decrease) in cash and cash equivalents	128,907	(30,019)
Cash and cash equivalents at beginning of the period	633,593	436,869
Cash and cash equivalents at end of the period	$762,500	$406,850

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,073	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$589,839
Common stock issued in connection with long term service contracts	$–	$72,000
Common stock issued to reduce convertible and promissory notes payable	$–	$171,376
Common stock issued to reduce accounts payable and other accrued liabilities	$26,940	$–
Discount for beneficial conversion features on convertible debentures	$–	$801

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Unaudited Financial Statements

For the Three-Month Interim Periods March 31, 2019 and 2018

1.	NATURE OF OPERATIONS

We operate our business through the following five wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children.

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, was incorporated in Hong Kong on September 15, 2005. Its operations are conducted through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc. (“Top Draw” or “TDA”). The group’s principal activities are the production of animated films based in Manila, the Philippines.

•	Grom Educational Services, Inc. (“GES”), was incorporated in the State of Florida on January 17, 2017, and operates our NetSpective Webfiltering services to schools and libraries.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. We intend to market and distribute four flavors of a nutritional supplement to children through GNS. GNS did not record any revenue in 2018.

•	Illumination America Lighting, Inc. (“IAL”), was incorporated in the State of Florida on August 21, 2017. IAL operates our LED lighting business that was our principal business prior to the Share Exchange. IAL did not record any revenue in 2018.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

The Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations and has incurred significant operating losses since inception and has a working capital deficit which raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, convertible debentures and officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities, and short-term loans. The Company will be required to continue to so until its consolidated operations become profitable. However, there can be no assurance that the Company will be successful in raising sufficient capital when needed.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018 and 2017, as presented in the Company’s Form 10-K filed on April 16, 2019 with the SEC.

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

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three-month period ended March 31, 2019, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Grom Social, TD Holdings, GES, GNS, and IAL. TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to house the NetSpective assets and business which was acquired on January 1, 2017.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in ASC Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company is January 1, 2018.

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company adopted this ASU in accordance with the modified retrospective method, effective January 1, 2018, for all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP.

Under the applicable revenue recognition guidance for fiscal years 2017 and prior, these transactions were recognized when the amounts were billed to the customer.

As a result of the Company’s transition to ASC 606, the Company recorded a net change in beginning retained earnings of $263,741 on January 1, 2018, due to the cumulative effect of adopting ASC 606. For three months ended March 31, 2019, the Company recorded a total of $1,793,763 of animation revenue from contracts with customers which include $296,734 in additional revenue as a result of the adoption of ASC 606.

Under ASC 606 the Company’s animation revenues are generated primarily from contracts with customers for preproduction and production services related to the development of animated movies and television series. TDA preproduction activities include producing storyboards, location design, model and props design, background color and color styling. For production, TDA focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after-effects. We provide our services under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We evaluate the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The services in our contracts are distinct from one another as the referring parties typically can direct all, limited, or single portions of the various preproduction and production activities required to create and design an entire episode to us and we, therefore, have a history of developing stand-alone selling prices for all of these distinct components. Accordingly, our contracts are typically accounted for as containing multiple performance obligations.

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

Webfiltering revenue

Revenue from subscription sales for webfiltering at NetSpective is recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer hardware and a service license for a period of use between one year to five years for software and support. The subscriber is billed in full at the time of the sale. The Company immediately recognizes any revenue attributable to the computer hardware as it is non-refundable, and control of the hardware has passed to the customer. The advanced billing for software and service is initially recorded as deferred revenue and subsequently recognized as revenue over time evenly throughout the subscription period.  Adoption of ASC 606 had no impact on NetSpective’s revenues.

Substantially all of the revenue at TDA and Netspective comes from the North American in the form of animation and webfiltering services, respectively. Historically and going forward, TDA’s business is concentrated on five to eight key clients, that vary from year to year based upon discrete projects which become available based on the popularity of a particular TV series, or the expected acceptance of new animated series. TDA receives advance payments for a significant portion of the work it performs. Netspective, as consistent with industry practice receives full payment in advance of providing webfiltering services over a period of one to five years. Revenue recognition under ASC 606 and historically was unrelated to the timing of milestone or advance payments. Netspective’s business is focused on forty to fifty US-based school districts located in the US. Both TDA and Netspective earn revenue via services transferred over time to the client. Approximately 10% of Netspective’s business is recognized at a point in time due to the non-refundable sale of computer hardware associated with web filtering services.

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

The following table depicts the composition of our contract assets and liabilities as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018

Animation contract assets	$716,004	$1,040,309
NetSpective contract assets	32,157	74,743
Other contract assets	8,701	8,441
Total contract assets	$756,862	$1,123,493

Animation contract liabilities	$377,024	$380,749
NetSpective contract liabilities	656,507	727,979
Other contract liabilities	11,500	11,500
Total contract liabilities	$1,045,031	$1,120,228

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019, and December 31, 2018. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of March 31, 2019, and December 31, 2018.

	Level 1	Level 2	Level 3
Earnout liability	$–	$–	$429,000

Fair value, December 31, 2017	$429,000
Change in fair value	–
Fair value, December 31, 2018	$429,000
Change in fair value	–
Fair value, March 31, 2019	$429,000

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2018, and at December 31, 2017, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Right of use assets and lease liabilities

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (ASC 842). The standard requires lessees to recognize almost all leases on the balance sheet as an ROU asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-Use ("ROU") assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company's condensed consolidated balance sheets.

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $1,068,213 and operating lease liabilities of $1,073,761 for the three months ended March 31, 2019. The adoption did not impact the Company's beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2019, and December 31, 2018, the Company determined that it had items that represented components of comprehensive income (loss) and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018

Billed accounts receivable	$484,752	$419,802
Unbilled accounts receivable	272,110	703,691
Total accounts receivable	$756,862	$1,123,493

As of March 31, 2019, and December 31, 2018, the Company evaluated its outstanding trade receivables and determined that its allowance for bad debts was sufficiently reserved. No bad debt expense was recorded during the three-month period ended March 31, 2019 and the year ended December 31, 2018.

During the three-month period ended March 31, 2019, the Company had three customers that accounted for 71% revenues and one of those same customers that accounted for 23.5% of accounts receivable.

During the year ended December 31, 2018, the Company had three customers that accounted for 50.1% of revenues and one customer that accounted for 9.2% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018

Collaborative development agreement	$71,824	$95,766
Prepaid rent	32,111	31,773
Vendor advances	6,159	7,867
Prepaid service agreements	183,884	174,920
Employee advance and other payroll related items	20,903	16,208
Other prepaid expenses and current assets	257,216	123,306
Total	$572,097	$449,840

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,024,205	$(1,597,372)	$426,833	$1,937,987	$(1,508,104)	$429,883
Machinery and equipment	169,515	(106,220)	63,295	167,731	(99,900)	67,831
Vehicles	148,580	(100,394)	48,186	153,927	(120,728)	33,199
Furniture and fixtures	385,605	(293,744)	91,861	381,248	(284,410)	96,838
Leasehold improvements	1,042,662	(656,982)	385,680	1,031,687	(623,125)	408,562
Total fixed assets	$3,770,567	$(2,754,712)	$1,015,855	$3,672,580	$(2,636,267)	$1,036,313

For the three-month period ended March 31, 2019, and the year ended December 31, 2018, the Company recorded depreciation expense of $125,699 and $395,556, respectively.

6.	LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating leases are listed as separate line items on the Company's March 31, 2019 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's March 31, 2019 Consolidated Balance Sheet.

Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,068,213 in assets and $1,045,031 in liabilities as of March 31, 2019. In the three months ended March 31, 2019, the Company recognized approximately $93,242 in total lease costs

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$87,459
Weighted-average remaining lease term
Weighted-average discount rate	10%
Minimum future lease payments ended March 31, 2019	$1,347,149

2020	352,888
2021	367,636
2022	335,659
2023	28,589

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at March 31, 2019, and December 31, 2018:

Balance, December 31, 2017	$8,800,761
Acquisition of Bonnie Boat assets	52,500
Balance, December 31, 2018	$8,853,261
Activity for the period ended March 31, 2019	–
Balance March 31, 2019	$8,853,261

The Company recorded amortization expense for intangible assets subject to amortization of $96,729 for the three months ended March 31, 2019, and $1,092,592 for the year ended December 31, 2018.

The following table sets forth the components of the Company’s intangible assets at March 31, 2019, and December 31, 2018:

	March 31, 2019				December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	(436,378)	1,163,908	$1,600,286	$(396,371)	$1,203,915
Mobile software applications	2.00	282,500	(282,500)	–	282,500	(282,500)	–
NetSpective webfiltering software	2.00	1,134,435	(510,496)	623,939	1,134,435	(453,774)	680,661
Noncompete agreements	1.50	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal		3,863,859	(2,076,012)	1,787,847	3,863,859	(1,979,283)	1,884,576
Intangible assets not subject to amortization:
Trade names		4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets		$8,319,454	$(2,076,012)	$6,243,442	$8,319,454	$(1,979,283)	$6,340,171

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2019	$290,185
2020	386,916
2021	386,916
2022	160,029
2023	160,029
Thereafter	403,772
$1,787,847

8.	OTHER ASSETS

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

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2019, and December 31, 2018.

	March 31, 2019	December 31, 2018

Earnout consideration payable in connection with Netspective acquisition	$362,500	$362,500
Executive and employee compensation	772,571	792,402
Interest on convertible debentures and promissory notes	268,176	210,221
Other accrued expenses and liabilities	35,468	67,914
Total accrued liabilities	$1,438,715	$1,433,037

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

•	The amount they were paid for the year ended December 31, 2018 are as follows: Sarah $33,600, Zach $90,000, Luke $33,800, Jack $5,400, Victoria $6,750 and Caroline $11,250. The total annual compensation payable to these six individuals for the period ended December 31, 2018, was $180,800.
•	For the three-month period ended March 31, 2019, these individuals were paid a total of $39,638.

The Company believes the amounts paid to these individuals is below market rate for the value of the services performed. This expenditure for services provided by the Marks family is expected to continue for the foreseeable future. Members of the Marks family are actively involved on a daily basis in creating all of the current content for the website which includes numerous videos on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Executive and Other Officers

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. No such loans have been made to the Company since the year December 31, 2017. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet.

During 2017 and 2018 Mr. Marks and Mr. Leiner on several occasions agreed to convert a portion of their loans into equity. These transactions are summarized as follows:

Name	Date	Amount of Loan Principal Converted to Equity	Share Price Used for conversion	Closing price of Grom common stock on the date of conversion	Shares issued

Darren Marks	12/29/2017	333,333	$0.50	0.30	666,666
	10/15/2018	333,333	$0.31	0.19	1,075,268

Melvin Leiner	12/29/2017	166,667	$0.50	0.30	333,334
	10/15/2018	166,667	$0.31	0.19	537,635

The outstanding amount due to Mr. Marks and Mr. Leiner’s LLC’s were $418,488 and $469,506; and $404,246 and $451,944 as of March 31, 2019, and December 31, 2018, respectively. Additionally, we owed $50,000 to Dr. Rutherford our director who extended a short-term loan to the Company, and $154,623 to Wayne and his wife Stella Dearing who have extended loans to Top Draw animation to assist with its liquidity. The amounts due to Mr. Rutherford and the Dearings were outstanding as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, and December 31, 2018, the balances in related party payables were $1,027,430 and $1,181,645 respectively.

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

The balance of the accrued retirement benefit cost as of March 31, 2019 and December 31, 2018 amounted to $227,189 and $224,797 respectively.

12.	DEBT

Convertible Debentures

The following tables set forth the components of the Company’s, convertible debentures as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Redeemable unsecured convertible note -TeleMate	$1,000,000	1,000,000
Principal value of secured convertible notes	6,822,708	2,822,708
Loan discounts	(641,996)	(735,871)
Less: Current portion	(2,212,125)	(676,223)
Total convertible notes, net	$4,968,587	$2,410,614

The Company did not issue any convertible notes or debt instruments during the three-month period ended March 31, 2019.

First Amendment of TDH Acquisition Agreement

On January 3, 2018, we entered into an amendment (the “First Amendment”) to the TDH Acquisition Agreement with the individuals that sold TDH to Grom (“TDA Sellers”). Under the terms of the First Amendment:

•	the maturity date of the $4.0 Million Sellers Note extended by the TDH Sellers to Grom as part of the acquisition of TDH by Grom, was extended from July 1, 2018 until July 1, 2019 (the “First Note Extension Period”);

•	the interest rate on the Note was increased from 5% to 10% during the Note Extension Period;

•	during the Note Extension Period, the interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 was due on September 30, 2018; and

•	the Earnout Period was extended to December 31, 2019.

Also, as consideration for the First Amendment, we issued an additional 800,000 shares of our common stock to the TDA Sellers.

Second Amendment of the TDH Acquisition Agreement

On January 15, 2019, we entered into a second amendment to the TDH Acquisition Agreement (the “Second Amendment”). Under the terms of the Second Amendment:

•	the maturity date of the Note was extended from July 1, 2019, to April 2, 2020.

•	in the event the Note is not repaid prior to July 2, 2019: (i) no management fee shall be paid by TDA to the Company as provided in the Share Sale Agreement in which Grom acquired TDH. Management fees paid by TDA to the Company to date are approximately $100,000 per month. Non-payment of the management fees to the Company by TDA due to the non-payment of the Note would have a material adverse impact on the Company

•	the TDA Sellers shall have the right to convert the Note at a conversion price of $0.27 per share, either in whole or in part at any time prior to the maturity, subject to the terms and conditions set forth in the Amendment

As a result of the inclusion of a $0.27 conversion feature, under the guidelines of ASC 470-20-40-7 through 40-9, this element of the Second Amendment was considered an “extinguishment of debt” and re-issuance of the Note as a convertible note. As a result, the Company recorded a loss of $363,468 related to the Second Amendment for the three months ended March 31, 2019.

Redeemable unsecured convertible note -TeleMate

On January 1, 2017, the Company issued a three-year 0.68% redeemable convertible note for $1,000,000 to TeleMate. net in connection with the acquisition of the NetSpective Webfiltering assets. All note principal and accrued interest is payable January 1, 2020. The note is convertible at the election of the noteholders into the Company’s’ common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the noteholders, the note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

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

Under the terms of the Modification, TeleMate agreed to the following terms:

Telemate paid of the remainder of the Note in full by April 2019, therefore the Telemate Note has been classified as a current obligation retroactive to March 31, 2019. If TeleMate converts the note, the number of shares converted thereunder will be subject to a one-year leakout agreement If TeleMate does not convert the TeleMate Note to equity by October 1, 2019, the Company has the right to force conversion at a conversion price of $0.48 per share.

Newbridge Offering

On November 30, 2018, the Company closed a private offering in which it sold 12% secured convertible promissory notes in an aggregate principal amount of $552,000 and issued an aggregate of 730,974 shares of its common stock to nine accredited investors pursuant to a private placement memorandum and subscription agreement. The Notes which are due and payable two years from issuance are secured by certain assets of the Company and rank senior to all other indebtedness of the Company except for the $4,000,000 promissory notes (the “TD Notes”) issued to TD Holdings in connection with the Share Sale Agreement, dated June 30, 2016, as amended. Messrs. Marks and Leiner also pledged an aggregate of 10,000,000 shares pursuant to a pledge and security agreement to secure the timely payment of the Notes. The Notes are convertible, in whole or in part, by the note holder at a conversion rate of $0.40 if the Company’s common stock trades or is quoted at more than $0.40 per share for 10 consecutive days. The conversion price is subject to an adjustment resulting from certain corporate actions including the subdivision or combination of stock, payment of dividends, reorganization, reclassification, consolidations, merger or sale of the Company.

Interest on the Note is payable monthly in 21 equal installments commencing four months after the issuance of the Notes. Upon the occurrence of an “event of default” as described in the Notes, the interest rate will increase to 15% and the Notes shall become immediately due and payable. The Company may prepay the Notes in full at any time by paying accrued interest and 110% of the outstanding principal balance. Newbridge Securities Corporation acted as exclusive placement agent for the offering and received (i) $55,200, (ii) 113,586 shares of common stock; and (iii) $11,040, representing a non-accountable expense allowance, for its services.

Secured Convertible Notes 2018

During the year ended December 31, 2018, the Company issued to accredited investors in private offerings two-year secured, convertible, original issue discount (“OID”) notes for aggregate gross proceeds of $1,238,485. The notes were issued with OID discounts of 20%, or $247,697, have an interest rate of 10% per annum, are payable semiannually in cash, and are convertible into shares of common stock at a fixed conversion price of $0.50 per share if converted within one year of issuance and $0.78 per share thereafter.

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

In connection with the issuance of the above convertible notes, the Company also issued an aggregate of 150,305 shares of common stock as an inducement to lend. These shares were valued at $78,321 with share prices ranging between $0.38 and $0.54 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes.

Maturities of the Company’s borrowings for each of the next two years are as follows:

2019	$1,676,223
2020	$6,145,485

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.001. 800,000 shares of preferred stock were issued and outstanding as of March 31, 2019. No shares of preferred stock were issued and outstanding as of December 31, 2018. On February 22, 2019, the Company designated 2,000,000 shares of its preferred stock as 10% Series A Convertible preferred stock, par value $0.001 per share (“Series A Stock”). On each of February 27, 2019 and March 11, 2019, the Company received $400,000 from the sale of 400,000 shares of Series A Stock to an accredited investor in private offerings pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D, as promulgated under the Securities Act, As an inducement to purchase the Series A Stock, each investor also received 2,000,000 restricted shares of the Company’s common stock.

As a result of the issuance of the Series A Stock we recorded a beneficial conversion feature and other discounts as a deemed dividend on our income statement of $644,205.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 and had 144,830,713 and 138,553,655 shares of common stock issued and outstanding as of March 31, 2019, and December 31, 2018, respectively.

Common Stock Issued in Private Placements

During the three-month period ended March 31, 2019 and 2018, the Company issued -0- and 256,455 shares of common stock in private placements for proceeds of $-0- and $61,500, respectively.

Common Stock Issued in Connection with the Exercise of Warrants

During the three months ended March 31, 2019 no warrants were exercised.

During the three months ended March 31, 2018, the Company issued 256,455 shares of common stock for proceeds of $61,244 under a series of stock warrant exercises with a share price of $0.24 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three months ended March 31, 2019, the Company did not issue any of its shares of common stock to employees, officers, and directors. The Company issued 1,377,338 shares of common stock with a fair value of $349,645 to consultants and other professionals in lieu of cash payments.

During the three months ended March 31, 2018, the Company issued 115,321 shares of common stock with a fair market value of $76,193 to employees, officers and directors in lieu of cash payment. Additionally, the Company issued 197,500 shares of common stock with a fair value of $138,375 to consultants and other professionals in lieu of cash payments for services provided to the Company.

Each share issuance made in exchange for services was valued based upon the trading price of the Company’s common stock, on the date the services were performed, on the OTC markets.

Common Stock Issued In lieu of Cash for Loans Payable and Other Accrued Obligations

During the three months ended March 31, 2019, the Company issued 99,720 shares of common stock with a fair market value of $26,940 to satisfy loans payable and other accrued obligations.

During the three months ended March 31, 2018, the Company issued 285,627 shares of common stock with a fair market value of $171,376 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Issuance of Convertible Debentures

During the three months ended March 31, 2019, the Company did not issue any shares to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes.

During the three months ended March 31, 2018, the Company issued 186,566 shares of common stock with a fair market value of $78,321 to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes. The fair value of the shares was recorded as interest expense in the Company’s consolidated financial statements.

Common Stock issued in Connection with the Amendment of the Terms of a Promissory note

During each of the three months ended March 31, 2019 and March 31, 2018, we issued 800,000 shares valued at $480,000 and $220,000 respectively, in connection with the amendment to the $4.0 million TDA Sellers Note -see Note 12.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The following table reflects all outstanding and exercisable warrants at March 31, 2019, and December 31, 2018. All stock warrants are exercisable for a period between three and five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)

Balance January 1, 2017	7,608,154	$0.26	0.75
Warrants issued	567,166	$1.50	2.00
Less: Warrants exercised	(7,107,765)	$0.24
Warrants forfeited	(29,190)	$0.24
December 31, 2017	1,038,365	$1.36	2.38
Warrants issued	–	–
Warrants exercised	(256,455)	–
Balance 31, 2018	781,910	$1.36	1.38
Warrants issued	–
Warrants forfeited	–
Warrants exercised	–
Balance March 31, 2019	781,910	$1.36	1.13

Stock Options

The following table represents all outstanding and exercisable stock options as of March 31, 2019.

	Options issued	Options forfeited	Options outstanding	Vested options	Strike Price	Weighted Average Remaining Life In Years

	7,735,350	–	7,735,350	7,735,350	$0.24	4.02
	9,695,250	417,000	9,278,250	9,278,250	$0.36	0.20
	938,250	938,250	–	–	$0.48	–
	13,135,500	3,544,500	9,591,000	9,591,000	$0.72	1.00
	5,481,000	1,042,500	4,438,500	4,438,500	$0.78	1.96
Total	36,985,350	5,942,250	31,043,100	31,043,100	$0.50	1.65

The Company did not issue any stock options during the three months ended March 31, 2019 or for the three months ended March 31, 2018.

For the three months ended March 31, 2019, and 2018, the Company recorded $16,200 and $76,193, respectively in stock-based compensation expense related to these stock options.

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

We believe our leased space for the present time is adequate and additional space at comparable prices is available at all locations.

15.	SUBSEQUENT EVENTS

On May 1, 2019, the Company filed a consent solicitation on Schedule 14A with the SEC to obtain the approval of the majority of stockholders entitled to vote on an amendment to the Company’s Articles of Incorporation to increase the authorized common stock of the Company from 200,000,000 shares to 500,000,000 shares. The Company’s Board of Directors fixed April 5, 2019, as the record date for holders of its common stock and Series A preferred stock who will be entitled to participate in the consent solicitation. A Notice of Consent Solicitation was mailed on May 1, 2019 to all holders of its common stock and Series A preferred stock as of the record date. In order to approve the proposed amendment, consents must be received by May 31, 2019.

On April 2, 2019, we sold 125,000 shares of Series A Stock to an accredited investor and received proceeds of $125,000. In connection with this purchase, the investor received 625,000 restricted shares of the Company’s common stock.

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

Results of Operations

Comparison of Results of Operations for the quarter ended March 31, 2019 and 2018

Revenue

During the three months ended March 31, 2019, we generated revenues of $1,966,860 compared to revenues of $2,032,672 during the three months ended March 31, 2018, representing a decrease of $65,812, or approximately 3.2%. The decrease is primarily attributable to a decrease of approximately $61,000 in revenues at Netspective webfiltering. Revenues at our TDA animation division were approximately equal to the prior year at $1,800,000. Revenues generated by our animation business and our webfiltering business are based on contracts which change from period to period. Until we can generate larger levels of revenue, the amount of revenue recorded from quarter to quarter may change based upon the timing of the completion of contracts.

Subscription and advertising revenue generated by our gromsocial.com website and from our “MamaBear” mobile software safety application for the three months ended March 31, 2019, was nominal. We currently hope to start generating revenue from these sources in the second half of 2019 due to the launch of our new Grom mobile app. On April 4, 2019, we submitted our new mobile app to the Apple Store and the Google Play Store for approval. We have received approval from the Google Play Store into the “the Designed for Families program”. We expect approval shortly, from the Apple Store. This is a standard process for the development of any new app. Before an app can be offered to the public for a free download or for a charge, it is subject to a review process. The Apple store covers IOS or programs that can only be download on an Apple phone. The Google Play Store addresses apps that can only be downloaded on Android devices.

We have received approval from the Google Play Store for its “ Designed for Families” program. We hope to receive approval shortly from the Apple Store. Before anew app can be offered to the public for a free download or for a charge, it is subject to a review process. The Apple Store covers IOS or programs that can only be download on an Apple phone. The Google Play Store addresses apps that can only be downloaded on Android devices.

We also hope to generate revenues from our new nutritional product supplement for children that we currently expect to launch in the third quarter of 2019. However, there can be no assurances we will be successful in generating revenue from these sources.

Gross margin

Gross margin is calculated by subtracting the cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margins vary significantly by subsidiary. Margins at our largest subsidiary, TDA are approximately 45-57%, margins for our NetSpective web filtering revenues are typically in the 75-78% range. Additionally, margins within subsidiary vary from quarter to quarter and from year to year due to the nature of the business of each subsidiary. Therefore, our consolidated blended gross margin will be subject to significant fluctuation from period to period until we increase our revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the periods ended March 31, 2019, and 2018 were 58.6% and 61.7%, respectively. The increase in gross margin for the year ended 2019 compared to 2018, is primarily attributable to improved margins at both our animation and webfiltering divisions.

Operating expenses

Operating expenses were $2,077,217 for the three months ended March 31, 2019, compared to $2,083,307 for the three months ended March 31, 2018 a decrease of approximately $90,000 in professional fees and a $60,000 decrease in stock-based compensation. For the three months ended March 31, 2019, general and administrative expenses were $1,519,720 compared to general and administrative expenses of 1,368,546 for the three months ended March 31, 2018, representing an increase of approximately $151,000 primarily attributable to increase across numerous expense categories with the largest increases in investor relations expenses of approximately $20,000, and outside services of approximately $22,000. Professional fees were $290,769 for the three months ended March 31, 2019 as compared to $382,555 for the three months ended March 31, 2018. During the three months ended March 31, 2019 depreciation and amortization was $222,428 compared to $200,101 for the three months ended March 31, 2018 due to higher levels of property subject to depreciation in the three months ended March 31, 2019. Selling and marketing was $28,099 during the three months ended March 31, 2019 compared to $55,912 in the three months ended March 31, 2018.

Other Income (Expense)

Other expense for the period ended March 31, 2019, was $718,781 compared to other expense of $262,748 for the period ended March 31, 2018 representing an increase in other expense of $456,033. The increase in net expense is primarily attributable to two factors. During the three months ended March 31, 2019; we recorded a one-time charge of $363,468 related to the amendment of our $4,000,000 Promissory Note issued to the TDA Sellers. Additionally, our interest expense increased by approximately $113,000 due to higher debt levels during the three months ended March 31, 2019 compared to three months ended March 31, 2018.

Net loss

Net loss for the three months ended March 31, 2019, was $1,643,639 compared to a net loss of $1,091,122 for the three months ended March 31, 2018, or an increase in a net loss of $552,517. Such increase is primarily attributable to a reduced gross margin of approximately $102,000 and an increase in other expense of $456,033 during the three months ended March 31, 2019.

Net loss attributable to common stockholders was $2,287,844 for the three months ended March 31, 2019 due to the deemed dividend of $644,205 paid the preferred stockholders. There was no net loss attributable to common stockholders in the three months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had $762,500 in cash on hand compared to $633,593 in cash on hand as of December 31, 2018.

Cash Used in Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $550,770 compared to net cash of $500,763 used in operating activities during the three months ended March 31, 2018. The increase of $50,007 in net cash used in operating activities is primarily attributable to a significant increase in the Company’s net loss from $1,091,122 in the three months ended March 31, 2018 to $1,643,639 in the three months ended March 31, 2019, offset by an increase in operating assets of approximately $80,000 and an increase in loss on extinguishment of debt of $363,468.

Cash Used in Investing Activities

Net cash used in investing activities during the period ended March 31, 2019, decreased approximately $66,000 from approximately $171,000 during the three months ended March 31, 2018 compared to the same period in 2018. This decrease is attributable to a reduction of $66,000 in the amount of fixed assets purchased during the three-month period ended March 31, 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities was $773,714 for the three months ended March 31, 2019 compared to $683,260 for the three months ended 2018. The increase in net cash provided by financing activities is attributable to $800,000 in proceeds from the sale of equity in private placement offering in the three months ended in 2019 compared to approximately $683,000 in proceeds from the sale of convertible notes in the three month period ended March 31 2018, net of repayments.

Our consolidated financial statements for the three months ended March 31, 2019 have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred annual losses since inception and expect we may incur additional losses in future periods. Additionally, as of March 31, 2019, excluding related party payables to our officers and principal shareholders which are not anticipated to be paid for the foreseeable future, we had a working capital deficit of $3,235,230.

We currently have a monthly consolidated cash operating loss of approximately $150,000, or approximately $1,800,000 per year. In order to fund our operations for the next twelve months, we believe we will be required to raise approximately $2,000,000. As of the date of this Report, we have no firm commitment from any investment banker or other traditional funding sources and, while we have had discussions with various potential funding sources, we have no definitive agreement with any third party to provide us with financing, either debt or equity. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

Historically we have funded our operations through equity issuances, debt issuances and officer loans. We hope to be able to continue to fund our operating losses in a similar manner but there can be no assurances that we will be able to do so. Additionally, if we choose to future equity issuances may result in dilution to current shareholders and debt may have negative covenants

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019, and December 31, 2018.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K for the year ended December 31, 2018, Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 16, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On each of February 27, 2019 and March 11, 2019, the Company sold 400,000 shares of its Series A convertible preferred stock to an accredited investor in a private offering for $400,000. As an inducement to purchase the Series A Stock, each investor also received 2,000,000 restricted shares of the Company’s common stock.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

Date: May 20, 2019	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Melvin Leiner
Melvin Leiner
Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

