Form 10-Q
period 2019-06-30
Grom Social Enterprises, Inc.
filed 2019-08-14
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-55585

Grom Social Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-5542401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd. #6, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 287-5776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

As of August 14, 2019, 149,909,803 shares of the registrant’s common stock were outstanding.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q for the three months ended June 30, 2019.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018

F-3	Unaudited Consolidated Statements of Stockholders Equity (Deficit) as June 30, 2019 and 2018

F-5	Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018

F-6	Notes to Interim Unaudited Consolidated Financial Statements

4

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$856,052	$633,593
Accounts receivable, net	900,522	1,123,493
Inventory, net	28,750	9,018
Prepaid expenses and other current assets	336,422	449,840
Total current assets	2,121,746	2,215,944
Operating lease right of use assets	1,003,529	–
Property and equipment, net	975,248	1,036,313
Goodwill	8,853,261	8,853,261
Intangible assets, net	6,146,713	6,340,171
Deferred tax assets, net -- noncurrent	269,192	249,833
Other assets	76,320	114,601
Total assets	$19,446,009	$18,810,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$792,369	$682,285
Accrued liabilities	1,635,335	1,433,037
Advanced payments and deferred revenues	1,272,250	1,120,228
Convertible debentures, net -- current	6,760,435	676,223
Senior secured promissory notes, net -- current	–	3,828,818
Related party payables	990,796	1,181,645
Income taxes payable	–	41,097
Total current liabilities	11,451,185	8,963,333
Convertible debentures, net of loan discounts	436,608	2,410,614
Lease liabilities	1,014,624	–
Contingent purchase consideration	429,000	429,000
Other noncurrent liabilities	233,167	224,797
Total liabilities	13,564,584	12,027,744

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; 925,000 and zero shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	925	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 147,268,620 and 138,553,655 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	147,269	138,554
Additional paid-in capital	54,079,515	52,254,286
Accumulated earnings (deficit)	(48,214,100)	(45,457,207)
Accumulated other comprehensive income	(132,184)	(153,254)
Total stockholders' equity	5,881,425	6,782,379
Total liabilities and equity	$19,446,009	$18,810,123

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018	2019	2018

Sales	$2,075,081	$1,778,633	$4,041,941	$3,811,305
Cost of goods sold	1,050,372	668,386	1,864,874	1,446,125
Gross margin	1,024,709	1,110,247	2,177,067	2,365,180
Operating expenses:
Depreciation and amortization	226,371	204,986	448,799	405,087
Selling and marketing	32,934	55,442	61,033	111,354
General and administrative	1,224,670	1,575,698	2,744,390	2,944,244
Professional fees	342,893	300,424	633,662	682,979
Stock based compensation	16,200	92,970	32,400	169,163
Total operating expenses	1,843,068	2,229,520	3,920,284	4,312,827
Income (loss) from operations	(818,359)	(1,119,273)	(1,743,217)	(1,947,647)
Other income (expense)
Interest income (expense), net	(313,622)	(245,366)	(689,782)	(508,459)
Gain (loss) on settlement of debt	–	–	(363,468)	–
Other gains (losses)	18,727	34,161	39,574	34,506
Total other income (expense)	(294,895)	(211,205)	(1,013,676)	(473,953)
Income (loss) before income taxes	(1,113,254)	(1,330,478)	(2,756,893)	(2,421,600)
Provision for income taxes (benefit)	–	23,409	–	23,409
Net income (loss)	(1,113,254)	(1,353,887)	(2,756,893)	(2,445,009)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	(100,694)	–	(740,899)	–

Net loss attributable to common stockholders	$(1,213,948)	$(1,353,887)	$(3,497,792)	$(2,445,009)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	144,780,176	126,387,518	142,413,660	126,017,416

Comprehensive loss:
Net income (loss)	$(1,113,254)	$(1,353,887)	$(2,756,893)	$(2,445,009)
Foreign currency translation adjustment	9,966	(68,882)	21,070	(110,477)
Comprehensive income (loss)	$(1,103,288)	$(1,422,769)	$(2,735,823)	$(2,555,486)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, January 1, 2018	–	$–	124,273,548	$124,274	$47,901,532	$(40,843,568)	$(77,344)	$7,104,894

Net income (loss)	–	–	–	–	–	(1,091,122)	–	(1,091,122)
Change in foreign currency translation	–	–	–	–	–	–	(41,595)	(41,595)
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	256,455	256	61,244	–	–	61,500
Issuance of common stock as compensation to employees, officers and/or directors	–	–	115,321	115	76,078	–	–	76,193
Issuance of common stock in exchange for consulting, professional and other services	–	–	197,500	197	138,178	–	–	138,375
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	285,627	286	171,090	–	–	171,376
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	186,566	187	109,652	–	–	109,839
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	800,000	800	479,200	–	–	480,000
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	800	–	–	800

Balance, March 31, 2018	–	$–	126,115,017	$126,115	$48,937,774	$(41,934,690)	$(118,939)	$7,010,260

Net income (loss)	–	–	–	–	–	(1,353,887)	–	(1,353,887)
Change in foreign currency translation	–	–	–	–	–	–	(68,882)	(68,882)
Issuance of common stock as compensation to employees, officers and/or directors	–	–	480,000	480	215,770	–	–	216,250
Issuance of common stock in exchange for consulting, professional and other services	–	–	437,000	438	196,437	–	–	196,875
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	141,805	141	88,280	–	–	88,421
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	5,000	5	2,245	–	–	2,250
Issuance of common stock in connection with the acquisition of a business	–	–	150,000	150	52,350	–	–	52,500
Stock based compensation expense related to stock options	–	–	–	–	920	–	–	920

Balance, June 30, 2018	–	$–	127,328,822	$127,329	$49,493,776	$(43,288,577)	$(187,821)	$6,144,707

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, January 1, 2019	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

Net income (loss)	–	–	–	–	–	(1,643,639)	–	(1,643,639)
Change in foreign currency translation	–	–	–	–	–	–	11,104	11,104
Issuance of Series A preferred stock in connection with sales made under private offerings	800,000	800	–	–	354,795	–	–	355,595
Issuance of common stock in connection with sales of Series A preferred stock	–	–	4,000,000	4,000	440,405	–	–	444,405
Beneficial conversion feature related to preferred stock	–	–	–	–	199,800	–	–	199,800
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	(199,800)	–	–	(199,800)
Accretion of Series A preferred stock	–	–	–	–	440,405			440,405
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	(440,405)	–	–	(440,405)
Issuance of common stock in exchange for consulting, professional and other services	–	–	1,377,338	1,377	348,268	–	–	349,645
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	99,720	100	26,840	–	–	26,940
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	800,000	800	219,200	–	–	220,000

Balance, March 31, 2019	800,000	$800	144,830,713	$144,831	$53,643,794	$(47,100,846)	$(142,150)	$6,546,429

Net income (loss)	–	–	–	–	–	(1,113,254)	–	(1,113,254)
Change in foreign currency translation	–	–	–	–	–	–	9,966	9,966
Issuance of Series A preferred stock in connection with sales made under private offerings	125,000	125	–	–	55,431	–	–	55,556
Issuance of common stock in connection with sales of Series A preferred stock	–	–	625,000	625	68,819	–	–	69,444
Beneficial conversion feature related to preferred stock	–	–	–	–	31,250	–	–	31,250
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	(31,250)	–	–	(31,250)
Accretion of Series A preferred stock	–	–	–	–	69,444	–	–	69,444
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	(69,444)	–	–	(69,444)
Issuance of common stock in connection with sales made under private offerings	–	–	1,233,333	1,233	183,767	–	–	185,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	499,444	500	108,852	–	–	109,352
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	80,130	80	18,852	–	–	18,932

Balance, June 30, 2019	925,000	$925	147,268,620	$147,269	$54,079,515	$(48,214,100)	$(132,184)	$5,881,425

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,756,893)	$(2,445,009)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	448,799	405,087
Amortization of debt discount	269,349	325,619
Common stock issued for financing costs	18,932	2,250
Common stock issued in exchange for fees and services	458,998	263,250
Deferred taxes	(19,358)	11,776
Stock-based compensation	32,400	293,363
Loss on extinguishment of debt	363,468	–
Changes in operating assets and liabilities:
Accounts receivable	222,971	(110,778)
Inventory	(19,732)	(95,927)
Prepaid expenses and other current assets	81,018	127,138
Operating lease right of use assets	11,095	–
Other assets	38,281	12,239
Accounts payable	136,923	(143,522)
Accrued liabilities	202,298	59,426
Advanced payments and deferred revenues	152,022	280,659
Income taxes payable and other noncurrent liabilities	(32,727)	(60,857)
Related party payables	(190,850)	217,616
Net cash provided by (used in) operating activities	(583,006)	(857,670)

Cash flows from investing activities:
Purchase of fixed assets	(194,276)	(249,252)
Net cash provided by (used in) financing activities	(194,276)	(249,252)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	411,151	–
Proceeds from issuance of common stock, net of issuance costs	698,849	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	–	61,500
Proceeds from issuance of convertible debentures	–	1,186,135
Repayments of convertible debentures	(131,429)	(75,000)
Net cash provided by (used in) financing activities	978,571	1,172,635

Effect of exchange rates on cash and cash equivalents	21,170	(110,577)
Net increase (decrease) in cash and cash equivalents	222,459	(44,864)
Cash and cash equivalents at beginning of the period	633,593	436,869
Cash and cash equivalents at end of the period	$856,052	$392,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$208,493	$70,253
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to the acquisition of a business	$–	$52,500
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$678,259
Common stock issued in connection with long term service contracts	$–	$72,000
Common stock issued to reduce convertible and promissory notes payable	$–	$171,376
Common stock issued to reduce accounts payable and other accrued liabilities	$26,940	$–
Discount for beneficial conversion features on convertible debentures	$–	$801

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Unaudited Financial Statements

1.	NATURE OF OPERATIONS

We operate our business through the following five wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children.

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, was incorporated in Hong Kong on September 15, 2005 and operates through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc. (“Top Draw” or “TDA”). The group’s principal activities are the production of animated films based in Manila, the Philippines.

•	Grom Educational Services, Inc. (“GES”), was incorporated in the State of Florida on January 17, 2017, and operates our NetSpective Webfiltering services to schools and libraries.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. We intend to market and distribute four flavors of a nutritional supplement to children through GNS.

•	Illumination America Lighting, Inc. (“IAL”), was incorporated in the State of Florida on August 21, 2017. IAL operates our LED lighting business that was our principal business prior to the Share Exchange.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018 and 2017, as presented in the Company’s Annual Report on Form 10-K filed on April 16, 2019 with the SEC.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three and six months ended June 30, 2019, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Grom Social, TD Holdings, GES, GNS, and IAL.

TD Holdings was acquired on July 1, 2016; and GES was formed in January 2017 to manage the NetSpective assets and business which were acquired on January 1, 2017. GNS, which was formed in April 2017, has not recorded any material activity through the date of this Report.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

As a result of the Company’s transition to ASC 606, the Company recorded a net change in beginning retained earnings of $263,741 on January 1, 2018, due to the cumulative effect of adopting ASC 606. For the six months ended June 30, 2019, the Company recorded a total of $3,707,458 of animation revenue from contracts with customers which include $101,643 in additional revenue as a result of the adoption of ASC 606.

Animation Revenue

Under ASC 606, the Company’s animation revenues are generated primarily from contracts with customers for preproduction and production services related to the development of animated movies and television series. TDA preproduction activities include producing storyboards, location design, model and props design, background color and color styling. For production, TDA focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after-effects. We provide our services under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

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

Substantially all of the revenue at TDA and NetSpective comes from North America in the form of animation and webfiltering services, respectively. Historically and going forward, TDA’s business is concentrated on five to eight key clients, that vary from year to year based upon discrete projects which become available based on the popularity of a particular TV series, or the expected acceptance of new animated series. TDA receives advance payments for a significant portion of the work it performs. NetSpective, as consistent with industry practice receives full payment in advance of providing webfiltering services over a period of one to five years. Revenue recognition under ASC 606 and historically was unrelated to the timing of milestone or advance payments. NetSpective’s business is focused on forty to fifty US-based school districts located in the US. Both TDA and NetSpective earn revenue via services transferred over time to the client. Approximately 10% of NetSpective’s business is recognized at a point in time due to the non-refundable sale of computer hardware associated with web filtering services.

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

The following table depicts the composition of our contract assets and liabilities as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018

Animation contract assets	$812,645	$1,040,309
NetSpective contract assets	79,176	74,743
Other contract assets	8,701	8,441
Total contract assets	$900,522	$1,123,493

Animation contract liabilities	$629,671	$380,749
NetSpective contract liabilities	631,079	727,979
Other contract liabilities	11,500	11,500
Total contract liabilities	$1,272,250	$1,120,228

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019, and December 31, 2018. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of June 30, 2019, and December 31, 2018.

	Level 1	Level 2	Level 3
Earnout liability	$–	$–	$429,000

Fair value, December 31, 2017	$429,000
Change in fair value	–
Fair value, December 31, 2018	$429,000
Change in fair value	–
Fair value, June 30, 2019	$429,000

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

Inventory

Inventory consists of animation supplies used for the sole purpose of completing animation projects at Top Draw, and saleable computer hardware used by customers to facilitate the Company’s NetSpective webfiltering services.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships and non-compete agreements. Their estimated useful lives range from 1.5 to 10 years. The Company’s indefinite-lived intangible assets consist of trade names.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2018 on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (ASC 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right of use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company's condensed consolidated balance sheets.

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $1,032,898 and operating lease liabilities of $1,032,898. The adoption did not impact the Company's beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2019 and December 31, 2018, the Company determined that it had items that represented components of comprehensive income (loss) and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

Advertising expenses

Advertising costs are expensed as incurred and included in selling and marketing expenses.

Shipping and handling costs

Shipping and handling costs related to the acquisition of goods from vendors are included in the cost of sales.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 20,380,780 shares from convertible notes, 25,517,850 vested stock options and 2,015,243 stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018

Billed accounts receivable	$685,728	$419,802
Unbilled accounts receivable	214,794	703,691
Total accounts receivable	$900,522	$1,123,493

As of June 30, 2019, and December 31, 2018, the Company evaluated its outstanding trade receivables and determined that its allowance for bad debts was sufficiently reserved. No bad debt expense was recorded during the six-month period ended June 30, 2019 and the year ended December 31, 2018.

During the six-month period ended June 30, 2019, the Company had three customers that accounted for 42.6% of revenues and one customer that accounted for 23.4% of accounts receivable.

During the year ended December 31, 2018, the Company had three customers that accounted for 50.1% of revenues and one customer that accounted for 9.2% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018

Collaborative development agreement	$47,883	$95,766
Prepaid rent	32,956	31,773
Vendor advances	5,659	7,867
Prepaid service agreements	138,767	174,920
Employee advance and other payroll related items	18,937	16,208
Other prepaid expenses and current assets	92,220	123,306
Total	$336,422	$449,840

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,079,612	$(1,713,418)	$366,194	$1,937,987	$(1,508,104)	$429,883
Machinery and equipment	173,976	(114,224)	59,752	167,731	(99,900)	67,831
Vehicles	157,810	(64,435)	93,375	153,927	(120,728)	33,199
Furniture and fixtures	395,716	(307,740)	87,976	381,248	(284,410)	96,838
Leasehold improvements	1,070,101	(702,150)	367,951	1,031,687	(623,125)	408,562
Total fixed assets	$3,877,215	$(2,901,967)	$975,248	$3,672,580	$(2,636,267)	$1,036,313

For the six-month periods ended June 30, 2019 and 2018, the Company recorded depreciation expense of $255,341 and $170,668, respectively.

6.	LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating leases are listed as separate line items on the Company's June 30, 2019 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's June 30, 2019 Consolidated Balance Sheet.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized ROU assets and lease liabilities for operating leases of approximately $1,003,203 in assets and $1,014,331 in liabilities as of June 30, 2019. In the six months ended June 30, 2019, the Company recognized approximately $186,484 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Six Months Ended June 30, 2019
Cash paid for operating lease liabilities	$174,919
Weighted-average remaining lease term (in years)	3.9
Weighted-average discount rate	10%
Minimum future lease payments	$1,259,690

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:
2019	349,837
2020	352,888
2021	367,636
2022	335,659
2023	28,589

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at June 30, 2019, and December 31, 2018:

Balance, December 31, 2017	$8,800,761
Acquisition of Bonnie Boat & Friends assets	52,500
Balance, December 31, 2018	$8,853,261
Activity for the period ended June 30, 2019	–
Balance June 30, 2019	$8,853,261

The following table sets forth the components of the Company’s intangible assets at June 30, 2019, and December 31, 2018:

	June 30, 2019				December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	(476,386)	1,123,900	$1,600,286	$(396,371)	$1,203,915
Mobile software applications	2.00	282,500	(282,500)	–	282,500	(282,500)	–
NetSpective webfiltering software	2.00	1,134,435	(567,217)	567,218	1,134,435	(453,774)	680,661
Noncompete agreements	1.50	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal		3,863,859	(2,172,741)	1,691,118	3,863,859	(1,979,283)	1,884,576
Intangible assets not subject to amortization:
Trade names		4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets		$8,319,454	$(2,172,741)	$6,146,713	$8,319,454	$(1,979,283)	$6,340,171

The Company recorded amortization expense for intangible assets subject to amortization of $193,458 and $230,239 for the six months ended June 30, 2019 and 2018, respectively.

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

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2019, and December 31, 2018.

	June 30, 2019	December 31, 2018

Earnout consideration payable in connection with NetSpective acquisition	$362,500	$362,500
Executive and employee compensation	909,063	792,402
Interest on convertible debentures and promissory notes	301,784	210,221
Other accrued expenses and liabilities	61,988	67,914
Total accrued liabilities	$1,635,335	$1,433,037

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

•	The amount they were paid for the year ended December 31, 2018 are as follows: Sarah $33,600, Zach $90,000, Luke $33,800, Jack $5,400, Victoria $6,750 and Caroline $11,250. The total annual compensation payable to these six individuals for the period ended December 31, 2018, was $180,800.

•	For the six-month period ended June 30, 2019, these individuals were paid a total of $78,450.

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

Liabilities Due to Executive and Other Officers

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. No such loans have been made to the Company since the year ended December 31, 2017. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet.

During 2017 and 2018 Mr. Marks and Mr. Leiner on several occasions agreed to convert a portion of their loans into equity. These transactions are summarized as follows:

Name	Date	Amount of Loan Principal Converted to Equity	Conversion Price per Share	Closing Price of Common Stock on Conversion Date	Shares of Common Stock Issued

Darren Marks	12/29/2017	333,333	$0.50	0.30	666,666
	10/15/2018	333,333	$0.31	0.19	1,075,268

Melvin Leiner	12/29/2017	166,667	$0.50	0.30	333,334
	10/15/2018	166,667	$0.31	0.19	537,635

As of June 30, 2019 and December 31, 2018, the outstanding amounts due to Mr. Marks totaled $415,501 and $469,506, respectively, and the outstanding amounts due to Mr. Leiner totaled $416,722 and $451,944, respectively.

As of June 30, 2019 and December 31, 2018, the Company owed $50,000 to Dr. Thomas Rutherford, a director on its board, who extended a short-term loan to the Company. Additionally, as of June 30, 2019 and December 31, 2018, the Company owed $108,573 and $210,145, respectively, to Wayne and Stella Dearing, collectively, who extended loans to Top Draw Animation. These loans were made to the Company to finance working capital needs.

As of June 30, 2019 and December 31, 2018, the aggregate balance of related party payables was $990,796 and $1,181,645 respectively.

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

The balance of the accrued retirement benefit cost as of June 30, 2019 and December 31, 2018 amounted to $233,167 and $224,797 respectively.

12.	DEBT

Convertible Debentures

The following tables set forth the components of the Company’s, convertible debentures as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Redeemable unsecured convertible note - TeleMate	$1,000,000	1,000,000
Principal value of secured convertible notes	6,691,278	2,822,708
Loan discounts	(494,235)	(735,871)
Less: Current portion	(6,760,435)	(676,223)
Total convertible notes, net - noncurrent	$436,608	$2,410,614

The Company did not issue any convertible notes or debt instruments during the six-month period ended June 30, 2019.

First Amendment of TDH Share Sale Agreement

On January 3, 2018, we entered into an amendment (the “First Amendment”) to the TDH share sale agreement with the individuals that sold TDH to the Company (“TDH Sellers”). Under the terms of the First Amendment:

•	the maturity date of the $4.0 million promissory note issued to the TDH Sellers by the Company on June 20, 2016 as part of the acquisition of TDH by the Company (the “TDH Note”), was extended from July 1, 2018 until July 1, 2019 (the “Note Extension Period”);

•	the interest rate on the TDH Note was increased from 5% to 10% during the Note Extension Period;

•	during the Note Extension Period, the interest payments terms were changed to be paid quarterly in arrears, instead of annually in arrears; and

•	the period eligible for additional consideration to be earned by the TDH Sellers contingent upon the achievement of certain milestones, as defined in the TDH share sale agreement, was extended to December 31, 2019.

As consideration for the First Amendment, the Company issued an additional 800,000 shares of its common stock to the TDH Sellers.

Second Amendment of the TDH Share Sale Agreement

On January 15, 2019, we entered into a second amendment to the TDH share sale agreement (the “Second Amendment”). Under the terms of the Second Amendment:

•	the maturity date of the TDH Note was extended from July 1, 2019, to April 2, 2020.

•	in the event the TDH Note is not repaid prior to July 2, 2019: (i) no management fee shall be paid by TDA to the Company as provided in the share sale agreement in which the Company acquired TDH.

•	the TDH Sellers shall have the right to convert the TDH Note at a conversion price of $0.27 per share, either in whole or in part at any time prior to the maturity, subject to the terms and conditions set forth in the Second Amendment

As a result of the inclusion of a $0.27 conversion feature, under the guidelines of ASC 470-20-40-7 through 40-9, this element of the Second Amendment was considered an extinguishment and subsequent reissuance of the TDH Note as a convertible promissory note. As a result, the Company recorded a loss from the extinguishment of debt of $363,468 related to the Second Amendment for the six months ended June 30, 2019.

Redeemable Unsecured Convertible Note - TeleMate

On January 1, 2017, the Company issued a three-year 0.68% redeemable convertible note for $1,000,000 (the “Telemate Note”) to Telemate.Net Software LLC (“Telemate”) in connection with the acquisition of the NetSpective Webfiltering assets. All Telemate Note principal and accrued interest is payable January 1, 2020. The Telemate Note is convertible at the election of the noteholders into the Company’s’ common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the noteholders, the Telemate Note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

Under the terms of the asset purchase agreement, dated January 1, 2017, between Telemate and the Company, in which TeleMate had the obligation to collect certain monies on behalf of the Company, TeleMate failed to remit $146,882 it had collected on the Company’s behalf from NetSpective customers. As a result of TeleMate’s non-payment, and to avoid litigation, on January 12, 2018, we entered into a First Modification to the asset purchase agreement (the “Modification”).

Under the terms of the Modification, TeleMate agreed:

•	to pay the Company $10,000 per month against their outstanding balance of $146,822;

•	not to exercise the conversion feature of its $1.0 million promissory note, nor will any of the $362,500 earnout shares (464,744) be issued until all payments are made in full;

•	to extend the December 31, 2019 maturity date of the Telemate Note indefinitely until all payments are made in full; and

•	that all interest payments ($6,800 annually) due from the Company to TeleMate under the Telemate Note be suspended indefinitely until all payments are made in full.

Telemate completed repaying its obligation to the Company in full in April 2019. In the event that TeleMate converts the Telemate Note, the number of shares converted thereunder will be subject to a one-year leakout agreement. In the event that TeleMate does not convert the Telemate Note by October 1, 2019, the Company has the right to force conversion at a conversion price of $0.48 per share.

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

During the year ended December 31, 2017, the Company privately placed a series of secured, convertible, original issue discount (OID) notes with accredited investors for gross proceeds of $601,223. The Notes were issued with OID discounts of 10.0%, or $60,122. The notes carried an interest rate of 10% per annum, payable semiannually in cash, for a two-year term with a fixed conversion price of $0.78.

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

Maturities of the Company’s borrowings for each of the next two years are as follows:

2019	$676,223
2020	$7,015,055

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.001.

On February 22, 2019, the Company designated 2,000,000 shares of its preferred stock as 10% Series A Convertible preferred stock, par value $0.001 per share (“Series A Stock”). The Series A Stock is convertible, at any time, into five shares of common stock of the Company.

On each of February 27, 2019 and March 11, 2019, the Company received $400,000 from the sale of 400,000 shares of Series A Stock to accredited investors in private offerings pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D, as promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As an inducement to purchase the Series A Stock, each investor also received 2,000,000 restricted shares of the Company’s common stock.

On April 2, 2019, the Company received $125,000 from the sale of 125,000 shares of Series A Stock to an accredited investor in a private offering pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D, as promulgated under the Securities Act. As an inducement to purchase the Series A Stock, the investor also received 625,000 restricted shares of the Company’s common stock.

As a result of the issuance of the Series A Stock, we recorded a beneficial conversion feature and other discounts as a deemed dividend on our income statement of $740,899.

As of June 30, 2019, an aggregate 925,000 shares of Series A Stock were issued and outstanding. No shares of preferred stock were issued and outstanding as of December 31, 2018.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 and had 147,268,620 and 138,553,655 shares of common stock issued and outstanding as of June 30, 2019, and December 31, 2018, respectively.

Common Stock Issued in Private Placements

During the six-month period ended June 30, 2019, the Company issued 1,233,333 shares of common stock and warrants to purchase 1,233,333 shares of common stock at an exercise price of $0.30 in private placements for proceeds of $185,000.

During the six months ended June 30, 2019, no common stock was issued in connection with sales made under private placements.

Common Stock Issued in Connection with the Exercise of Warrants

During the six months ended June 30, 2019, no common stock purchase warrants were exercised.

During the six months ended June 30, 2018, the Company issued 256,455 shares of common stock for proceeds of $61,244 under a series of stock warrant exercises with an exercise price of $0.24 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the six months ended June 30, 2019, the Company did not issue any of its shares of common stock to employees, officers, and directors. The Company issued 1,876,782 shares of common stock with a fair value of $458,997 to consultants and other professionals in lieu of cash payments for services provided to the Company.

During the six months ended June 30, 2018, the Company issued 595,321 shares of common stock with a fair market value of $292,443 to employees, officers and directors in lieu of cash payments. Additionally, the Company issued 634,500 shares of common stock with a fair value of $335,250 to consultants and other professionals in lieu of cash payments for services provided to the Company.

Each share issuance made in exchange for services was valued based upon the trading price of the Company’s common stock on the OTC markets on the date the services were performed.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the six months ended June 30, 2019, the Company issued 99,720 shares of common stock with a fair market value of $26,940 to satisfy loans payable and other accrued obligations.

During the six months ended June 30, 2018, the Company issued 285,627 shares of common stock with a fair market value of $171,376 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Issuance of Convertible Debentures

During the six months ended June 30, 2019, the Company issued 80,130 shares of common stock as a result of certain penalties incurred in connection with certain unsecured, convertible note agreements. The fair value of the shares aggregated $18,932 and was recorded as interest expense in the Company’s consolidated financial statements.

During the six months ended June 30, 2018, the Company issued 328,371 shares of common stock with a fair market value of $198,260 to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes. The fair value of the shares was recorded as interest expense in the Company’s consolidated financial statements.

Common Stock Issued in the Acquisition of a Business

During the six months ended June 30, 2018, the Company issued 150,000 shares valued at $52,000 in connection with the acquisition of the assets of Bonnie Boat & Friends.

Common Stock Issued in Connection with the Amendments of the Terms of a Promissory Note

During each of the six months ended June 30, 2019 and June 30, 2018, we issued 800,000 shares valued at $480,000 and $220,000 respectively, in connection with the amendment to the $4.0 million TDA Sellers Note. See Note 12 – Debt for more information.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2019, and December 31, 2018. All stock warrants are exercisable for a period between three and five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)

Balance January 1, 2017	7,608,154	$0.26	0.75
Warrants issued	567,166	$1.50	2.00
Less: Warrants exercised	(7,107,765)	$0.24
Warrants forfeited	(29,190)	$0.24
December 31, 2017	1,038,365	$1.36	2.38
Warrants issued	–	–
Warrants exercised	(256,455)	–
Balance 31, 2018	781,910	$1.36	1.38
Warrants issued	1,233,333	0.30	3.00
Warrants forfeited	–	–
Warrants exercised	–	–
Balance June 30, 2019	2,015,243	$0.71	1.21

Stock Options

The following table represents all outstanding and exercisable stock options as of June 30, 2019.

	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Exercise Price	Weighted Average Remaining Life in Years

	10,862,850	3,961,500	6,901,350	6,901,350	$0.24	4.22
	9,695,250	9,695,250	–	–	$0.36	–
	938,250	938,250	–	–	$0.48	–
	13,135,500	–	13,135,500	13,135,500	$0.72	0.66
	5,481,000	–	5,481,000	5,481,000	$0.78	2.00
Total	40,112,850	14,595,000	25,517,850	25,517,850	$0.60	2.59

The Company did not issue any stock options during the six months ended June 30, 2019 or for the six months ended June 30, 2018.

For the six months ended June 30, 2019 and 2018, the Company recorded no expense and $920, respectively in stock-based compensation expense related to these stock options.

14.	COMMITMENTS AND CONTINGENCIES

In the United States, we lease approximately 1550 square feet of office space in Boca Raton, Florida for $4,227 per month pursuant to a three-year lease expiring on September 30, 2021. Our Florida office houses our corporate headquarters and administrative staff.

Our animation business leases portions of three floors comprising in the aggregate of approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila for administration and production purposes. We pay approximately $22,533 in rent per month for the aggregate space (which increases by approximately 5% annually). These leases expire in December 2022.

We opened a 1,400 square foot office in Norcross, Georgia on January 1, 2018, to operate our NetSpective division. The monthly rent for 2018 was $2,055 which increases by approximately 3% annually, pursuant to a five-year lease which expires in December 2023.

We believe our leased space for the present time is adequate and additional space at comparable prices is available at all locations.

15.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On May 1, 2019, the Company filed a consent solicitation on Schedule 14A with the SEC to obtain the approval of the majority of stockholders entitled to vote on an amendment to the Company’s Articles of Incorporation to increase the authorized common stock of the Company from 200,000,000 shares to 500,000,000 shares. The Company’s Board of Directors fixed April 5, 2019, as the record date for holders of its common stock and Series A preferred stock who will be entitled to participate in the consent solicitation. A Notice of Consent Solicitation was mailed on May 1, 2019 to all holders of its common stock and Series A preferred stock as of the record date. On June 12, 2019, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida to increase the Company’s authorized shares of common stock from 200,000,000 shares to 500,000,000 shares, which amendment was approved by the Company’s board of directors on April 4, 2019 and its shareholders by consent solicitation on May 31, 2019.

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

Overview

We operate our business through the following five wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children.

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, was incorporated in Hong Kong on September 15, 2005 and operates through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc. (“Top Draw” or “TDA”). The group’s principal activities are the production of animated films based in Manila, the Philippines.

•	Grom Educational Services, Inc. (“GES”), was incorporated in the State of Florida on January 17, 2017, and operates our NetSpective Webfiltering services to schools and libraries.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. We intend to market and distribute four flavors of a nutritional supplement to children through GNS.

•	Illumination America Lighting, Inc. (“IAL”), was incorporated in the State of Florida on August 21, 2017. IAL operates our LED lighting business that was our principal business prior to the Share Exchange.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

Revenue

During the three months ended June 30, 2019, we generated revenues of $2,075,081 compared to revenues of $1,778,633 during the three months ended June 30, 2018, representing an increase of $296,448, or approximately 16.7%. The increase is primarily attributable to an increase of approximately $347,000 in revenues from our TDA animation business, offset in part by a decrease in revenues from our NetSpective webfiltering business of approximately $43,000. Revenues generated by our animation business and our webfiltering business are based on contracts which change from period to period. Until we can generate larger levels of revenue, the amount of revenue recorded from quarter to quarter may change based upon the timing of the completion of contracts.

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

Gross margin for the three months ended June 30, 2019, and 2018 were 49.4% and 62.4%, respectively. The decrease in gross margin for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, is primarily attributable to more compressed margins in our animation business; offset in part by improved margins in our webfiltering division.

Operating expenses

Operating expenses were $1,843,068 for the three months ended June 30, 2019, compared to $2,229,520 for the three months ended June 30, 2018 representing a decrease of $386,452, or approximately 17.3%. For the three months ended June 30, 2019, general and administrative expenses were $1,224,670 compared to general and administrative expenses of $1,575,698 for the three months ended June 30, 2018, representing a decrease of approximately $351,000. The decrease is primarily attributable to a decrease in general and administrative expenses, which decrease was a result of reduced investor relations services and general cost cutting efforts undertaken by the Company, and stock-based compensation. Professional fees were $342,893 for the three months ended June 30, 2019 as compared to $300,424 for the three months ended June 30, 2018 which increase was a result of the timing of fees related to our year end public company reporting and compliance requirements. During the three months ended June 30, 2019 depreciation and amortization was $226,371 compared to $204,986 for the three months ended June 30, 2018 due to higher levels of property subject to depreciation in the three months ended June 30, 2019. Selling and marketing was $32,934 during the three months ended June 30, 2019 compared to $55,442 in the three months ended June 30, 2018.

Other Income (Expense)

Other expense for the three months ended June 30, 2019, was $294,895 compared to other expense of $211,205 for the period ended June 30, 2018 representing an increase in other expense of $83,690. Other expense is primarily composed of interest expense, and the increase is attributable to higher debt levels serviced during the three months ended June 30, 2019.

Net loss

Net loss for the three months ended June 30, 2019, was $1,113,254 compared to a net loss of $1,353,887 for the three months ended June 30, 2018, or a decrease in a net loss of $240,633 which is primarily attributable to increased revenue and gross margin driven by our animation business and a decrease in general and administrative expenses from cost reduction initiatives undertaken during the three months ended June 30, 2019.

Net loss attributable to common stockholders was $1,213,948 for the three months ended June 30, 2019 due to the deemed dividend of $100,694 paid to preferred stockholders. There were no deemed dividends paid to preferred stockholders during the three months ended June 30, 2018.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

Revenue

During the six months ended June 30, 2019, we generated revenues of $4,041,941 compared to revenues of $3,811,305 during the six months ended June 30, 2018, representing an increase of $230,636, or approximately 6.1%. The increase is primarily attributable to an increase of approximately $346,000 in revenues from our TDA animation business, offset in part by a decrease in revenues from our NetSpective webfiltering business of approximately $104,000. Revenues generated by our animation business and our webfiltering business are based on contracts which change from period to period. Until we can generate larger levels of revenue, the amount of revenue recorded from quarter to quarter may change based upon the timing of the completion of contracts.

Subscription and advertising revenue generated by our gromsocial.com website and from our “MamaBear” mobile software safety application for the six months ended June 30, 2019 was nominal.

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

Gross margin for the periods ended June 30, 2019, and 2018 were 54.9% and 62.1%, respectively. The decrease in gross margin for the three months ended June 30, 2019 compared to 2018, is primarily attributable to more compressed margins in our animation business; offset in part by improved margins in our webfiltering division.

Operating expenses

Operating expenses were $3,920,284 for the six months ended June 30, 2019, compared to $4,312,827 for the six months ended June 30, 2018 representing a decrease of $392,543, or approximately 9.1%.

The decrease is primarily attributable to a decrease in general and administrative expenses and stock-based compensation. For the six months ended June 30, 2019, general and administrative expenses were $2,744,390 compared to general and administrative expenses of $2,944,244 for the six months ended June 30, 2018, representing a decrease of approximately $200,000. The decrease is primarily attributable to a decrease in general and administrative expenses, which decrease was a result of reduced investor relations services and general cost cutting efforts undertaken by the Company, and stock-based compensation. Professional fees were $633,662 for the six months ended June 30, 2019 as compared to $682,979 for the six months ended June 30, 2018. During the six months ended June 30, 2019 depreciation and amortization was $448,799 compared to $405,087 for the six months ended June 30, 2018 due to higher levels of property subject to depreciation in the six months ended June 30, 2019. Selling and marketing was $61,033 during the six months ended June 30, 2019 compared to $111,354 in the six months ended June 30, 2018.

Other Income (Expense)

Other expense for the period ended June 30, 2019, was $1,013,676 compared to other expense of $473,953 for the period ended June 30, 2018 representing an increase in other expense of $539,723 primarily attributable to two factors. During the six months ended June 30, 2019, we recorded a one-time charge of $363,468 related to the amendment of our $4,000,000 promissory note issued in the acquisition of TDH. Additionally, our interest expense increased due to higher debt levels serviced during the six months ended June 30, 2019.

Net loss

Net loss for the six months ended June 30, 2019, was $2,756,893 compared to a net loss of $2,445,009 for the six months ended June 30, 2018, or an increase in a net loss of $311,884. The increase is primarily attributable to a non-cash extinguishment of debt charge of $363,468, offset in part by increased revenue driven by our animation business and a decrease in general and administrative expenses from cost reduction initiatives undertaken during the six months ended June 30, 2019.

Net loss attributable to common stockholders was $3,497,792 for the six months ended June 30, 2019 due to the deemed dividend of $740,899 paid the preferred stockholders. There were no deemed dividends paid to preferred stockholders during the six months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, we had $856,052 in cash on hand compared to $633,593 in cash on hand as of December 31, 2018.

Cash Used in Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $583,006 compared to net cash of $857,670 used in operating activities during the six months ended June 30, 2018. The decrease of $274,664 in net cash used in operating activities is primarily attributable to an increase in non-cash adjustments, in particular the loss on extinguishment of debt we recorded of $363,468. Net cash generated by the change in our operating assets and liabilities during the six months ended June 30, 2019 resulted in a net benefit of $601,299 as compared to a net benefit of $285,994 during the six months ended June 30, 2018, representing an improvement of $315,305.

Cash Used in Investing Activities

Net cash used in investing activities during the period ended June 30, 2019 was $194,276 compared to net cash of $249,252 used in investing activities during the six months ended June 30, 2018. This decrease is attributable to a reduction in the amount of fixed assets purchased during the six-month period ended June 30, 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities was $978,571 for the six months ended June 30, 2019 compared to $1,172,635 for the six months ended 2018. Our primary sources of net cash provided by financing activities were attributable to $1,110,000 in proceeds from the sale of preferred and common stock in private placement offerings during the six months ended June 30, 2019 as compared to $1,186,135 in proceeds from the sale of convertible notes during the six months ended June 30, 2018.

Our consolidated financial statements for the six months ended June 30, 2019 have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the next twelve-months. We have incurred annual losses since inception and expect we may incur additional losses in future periods. Additionally, as of June 30, 2019, excluding related party payables to our officers and principal shareholders which are not anticipated to be paid for the foreseeable future, we had a working capital deficit of $8,338,643.

We currently have a monthly consolidated cash operating loss ranging between $100,000 to $150,000, or approximately $1,200,000 to $1,800,000 per year. In order to fund our operations for the next twelve months, we believe we will be required to raise approximately $2,000,000. As of the date of this Report, we have no firm commitment from any investment banker or other traditional funding sources and, while we have had discussions with various potential funding sources, we have no definitive agreement with any third party to provide us with financing, either debt or equity. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

Historically we have funded our operations through equity issuances, debt issuances and officer loans. We hope to be able to continue to fund our operating losses in a similar manner but there can be no assurances that we will be able to do so or that we will be able to do so on favorable terms. Future equity sales may result in dilution to current shareholders and debt may have negative covenants

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019, and December 31, 2018.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K for the year ended December 31, 2018, Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On April 2, 2019, the Company sold 125,000 shares of its Series A convertible preferred stock to an accredited investor in a private offering for $125,000. As an inducement to purchase shares, such investor also received 625,000 restricted shares of the Company’s common stock.

On June 20, 2019 and June 28, 2019, the Company sold an aggregate 1,233,333 shares of common stock with warrants to purchase 1,233,333 shares of common stock at an exercise price of $0.30 to accredited investors in a private offering for $185,000.

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

Date: August 14, 2019	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Melvin Leiner
Melvin Leiner
Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

