Form 10-Q
period 2019-09-30
Grom Social Enterprises, Inc.
filed 2019-11-19
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 19, 2019, 162,383,351 shares of the registrant’s common stock were outstanding.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q for the three months ended September 30, 2019.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

F-3	Unaudited Consolidated Statements of Stockholders Equity (Deficit) as September 30, 2019 and 2018

F-7	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018

F-8	Notes to Interim Unaudited Consolidated Financial Statements

4

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$582,597	$633,593
Accounts receivable, net	1,066,117	1,123,493
Inventory, net	30,500	9,018
Prepaid expenses and other current assets	392,646	449,840
Total current assets	2,071,860	2,215,944
Operating lease right of use assets	938,844	–
Property and equipment, net	946,358	1,036,313
Goodwill	8,853,261	8,853,261
Intangible assets, net	6,049,984	6,340,171
Deferred tax assets, net -- noncurrent	276,585	249,833
Other assets	80,856	114,601
Total assets	$19,217,748	$18,810,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,090,300	$682,285
Accrued liabilities	1,337,346	1,433,037
Advanced payments and deferred revenues	1,118,784	1,120,228
Convertible debentures, net -- current	7,050,901	676,223
Derivative liabilities (Note 12)	98,883	–
Senior secured promissory notes, net -- current	–	3,828,818
Related party payables	772,551	1,181,645
Income taxes payable	–	41,097
Total current liabilities	11,468,765	8,963,333
Convertible debentures, net of loan discounts	241,419	2,410,614
Lease liabilities	955,487	–
Contingent purchase consideration	429,000	429,000
Other noncurrent liabilities	230,776	224,797
Total liabilities	13,325,447	12,027,744

Commitments and contingencies	–	–
Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 925,000 and zero shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	925	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 152,317,806 and 138,553,655 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	152,318	138,554
Additional paid-in capital	54,959,981	52,254,286
Accumulated earnings (deficit)	(49,093,408)	(45,457,207)
Accumulated other comprehensive income	(127,515)	(153,254)
Total stockholders' equity	5,892,301	6,782,379
Total liabilities and equity	$19,217,748	$18,810,123

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018	2019	2018

Sales	$2,233,747	$2,053,185	$6,275,688	$5,864,490
Cost of goods sold	1,028,892	813,238	2,893,766	2,259,363
Gross margin	1,204,855	1,239,947	3,381,922	3,605,127
Operating expenses:
Depreciation and amortization	215,972	206,563	664,771	611,650
Selling and marketing	19,407	35,749	80,440	147,103
General and administrative	1,227,074	1,312,903	3,971,464	4,257,147
Professional fees	180,911	464,909	814,573	1,147,888
Stock based compensation	16,200	17,580	48,600	186,743
Total operating expenses	1,659,564	2,037,704	5,579,848	6,350,531
Income (loss) from operations	(454,709)	(797,757)	(2,197,926)	(2,745,404)
Other income (expense)
Interest income (expense), net	(391,802)	(324,614)	(1,081,584)	(833,073)
Derivative expense	(42,140)	–	(42,140)	–
Gain (loss) on settlement of debt	–	–	(363,468)	–
Unrealized gain (loss) on change in fair value of derivative liabilities	(13,473)	–	(13,473)	–
Other gains (losses)	22,816	(14,649)	62,390	19,857
Total other income (expense)	(424,599)	(339,263)	(1,438,275)	(813,216)
Income (loss) before income taxes	(879,308)	(1,137,020)	(3,636,201)	(3,558,620)
Provision for income taxes (benefit)	–	–	–	23,409
Net income (loss)	(879,308)	(1,137,020)	(3,636,201)	(3,582,029)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	–	–	(740,899)	–

Net loss attributable to common stockholders	$(879,308)	$(1,137,020)	$(4,377,100)	$(3,582,029)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted-average number of common shares outstanding: Basic and diluted	144,780,176	126,387,518	143,739,573	126,017,416

Comprehensive loss:
Net income (loss)	$(879,308)	$(1,137,020)	$(3,636,201)	$(3,582,029)
Foreign currency translation adjustment	4,669	(30,689)	25,739	(141,166)
Comprehensive income (loss)	$(874,639)	$(1,167,709)	$(3,610,462)	$(3,723,195)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
Three Months Ended	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, June 30, 2018	–	$–	127,328,822	$127,329	$49,493,776	$(43,288,577)	$(187,821)	$6,144,707

Net income (loss)	–	–	–	–	–	(1,137,020)	–	(1,137,020)
Change in foreign currency translation	–	–	–	–	–	–	(30,689)	(30,689)
Issuance of common stock in connection with sales made under private offerings	–	–	304,870	305	75,913	–	–	76,218
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	200,000	200	66,800	–	–	67,000
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	1,612,903	1,613	498,387	–	–	500,000
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	209,722	210	65,709	–	–	65,919
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	–	–	–	–	–	–
Issuance of common stock in connection with the acquisition of a business	–	–	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	1,380	–	–	1,380

Balance, September 30, 2018	–	$–	129,656,317	$129,657	$50,201,965	$(44,425,597)	$(218,510)	$5,687,515

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
Three Months Ended	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, June 30, 2019	925,000	$925	147,268,620	$147,269	$54,079,515	$(48,214,100)	$(132,184)	$5,881,425

Net income (loss)	–	–	–	–	–	(879,308)	–	(879,308)
Change in foreign currency translation	–	–	–	–	–	–	4,669	4,669
Issuance of common stock in connection with sales made under private offerings	–	–	3,716,667	3,717	306,283	–	–	310,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	787,276	787	147,012	–	–	147,799
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	465,113	465	362,035	–	–	362,500
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	80,130	80	13,406	–	–	13,486
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	51,730	–	–	51,730

Balance, September 30, 2019	925,000	$925	152,317,806	$152,318	$54,959,981	$(49,093,408)	$(127,515)	$5,892,301

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
Nine Months Ended	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2017	–	$–	124,273,548	$124,274	$47,901,532	$(40,843,568)	$(77,344)	$7,104,894

Net income (loss)	–	–	–	–	–	(3,582,029)	–	(3,582,029)
Change in foreign currency translation	–	–	–	–	–	–	(141,166)	(141,166)
Issuance of common stock in connection with sales made under private offerings	–	–	304,870	305	75,913	–	–	76,218
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	256,455	256	61,244	–	–	61,500
Issuance of common stock as compensation to employees, officers and/or directors	–	–	595,321	595	291,848	–	–	292,443
Issuance of common stock in exchange for consulting, professional and other services	–	–	834,500	835	401,415	–	–	402,250
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	1,898,530	1,899	669,477	–	–	671,376
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	538,093	538	263,641	–	–	264,179
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	805,000	805	481,445	–	–	482,250
Issuance of common stock in connection with the acquisition of a business	–	–	150,000	150	52,350	–	–	52,500
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	800	–	–	800
Stock based compensation expense related to stock options	–	–	–	–	2,300	–	–	2,300

Balance, September 30, 2018	–	$–	129,656,317	$129,657	$50,201,965	$(44,425,597)	$(218,510)	$5,687,515

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
Nine Months Ended	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2018	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

Net income (loss)	–	–	–	–	–	(3,636,201)	–	(3,636,201)
Change in foreign currency translation	–	–	–	–	–	–	25,739	25,739
Issuance of Series A preferred stock with common stock in connection with sales made under private offerings	925,000	925	–	–	410,226	–	–	411,151
Issuance of common stock in connection with sales of Series A preferred stock	–	–	4,625,000	4,625	509,224	–	–	513,849
Beneficial conversion feature related to preferred stock	–	–	–	–	231,050	–	–	231,050
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	(231,050)	–	–	(231,050)
Accretion of Series A preferred stock	–	–	–	–	509,849	–	–	509,849
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	(509,849)	–	–	(509,849)
Issuance of common stock in connection with sales made under private offerings	–	–	4,950,000	4,950	490,050	–	–	495,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	2,664,058	2,664	604,132	–	–	606,796
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	564,833	565	388,875	–	–	389,440
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	160,260	160	32,258	–	–	32,418
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	800,000	800	219,200	–	–	220,000
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	51,730	–	–	51,730

Balance, September 30, 2019	925,000	$925	152,317,806	$152,318	$54,959,981	$(49,093,408)	$(127,515)	$5,892,301

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(3,636,201)	$(3,582,029)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	664,771	611,650
Amortization of debt discount	417,198	325,619
Common stock issued for financing costs	32,418	2,250
Common stock issued in exchange for fees and services	606,797	330,250
Deferred taxes	(26,752)	(6,175)
Derivative expense	42,140	–
Stock based compensation	48,600	294,743
Loss on extinguishment of debt	363,468	–
Unrealized (gain) loss on change in fair value of derivative liabilities	13,473	–
Changes in operating assets and liabilities:
Accounts receivable	57,376	(64,853)
Inventory	(21,481)	(120,512)
Prepaid expenses and other current assets	8,594	501,811
Operating lease right of use assets	16,802	–
Other assets	33,745	8,911
Accounts payable	434,854	565,678
Accrued liabilities	266,809	311,492
Advanced payments and deferred revenues	(1,445)	290,174
Income taxes payable and other noncurrent liabilities	(35,118)	(43,033)
Related party payables	(409,095)	(242,611)
Net cash provided by (used in) operating activities	(1,123,047)	(816,635)

Cash flows from investing activities:
Purchase of fixed assets	(284,629)	(700,493)
Net cash provided by (used in) financing activities	(284,629)	(700,493)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	411,151	–
Proceeds from issuance of common stock, net of issuance costs	1,008,849	76,218
Proceeds from exercise of common stock purchase warrants, net of issuance costs	–	61,500
Proceeds from issuance of convertible debentures	95,000	1,496,389
Proceeds from issuance of senior, secured promissory notes	–	80,000
Repayments of convertible debentures	(184,000)	(75,000)
Net cash provided by (used in) financing activities	1,331,000	1,639,107

Effect of exchange rates on cash and cash equivalents	25,680	(156,266)
Net increase (decrease) in cash and cash equivalents	(50,996)	(34,287)
Cash and cash equivalents at beginning of period	633,593	436,869
Cash and cash equivalents at end of period	$582,597	$402,582

Supplemental disclosure of cash flow information:
Cash paid for interest	$521,408	$70,253
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$–	$52,500
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$744,179
Common stock issued in connection with long term service contracts	$–	$72,000
Common stock issued to reduce convertible and promissory notes payable	$–	$671,376
Common stock issued to reduce accounts payable and other accrued liabilities	$389,440	$–
Discount for beneficial conversion features on convertible debentures	$51,730	$801
Discount related to fair value of derivative liabilities associated with convertible debentures	$43,270	$–

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Unaudited Financial Statements

1.	NATURE OF OPERATIONS

We operate our business through the following five wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children.

•	TD Holdings Limited (“TD Holdings”), which was acquired in July 2016, was incorporated in Hong Kong on September 15, 2005 and operates through its subsidiary companies, Top Draw Animation Hong Kong Limited (“TDAHK”) and Top Draw Animation, Inc. (“Top Draw” or “TDA”). The group’s principal activities are the production of animated films based in Manila, the Philippines.

•	Grom Educational Services, Inc. (“GES”), was incorporated in the State of Florida on January 17, 2017, and operates our NetSpective Webfiltering services to schools and libraries.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. We intend to market and distribute four flavors of a nutritional supplement to children through GNS.

•	Illumination America Lighting, Inc. (“IAL”), was incorporated in the State of Florida on August 21, 2017. IAL operates our LED lighting business that was our principal business prior to the Share Exchange.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three and nine months ended September 30, 2019, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Grom Social, TD Holdings, GES, GNS, and IAL.

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

The following table depicts the composition of our contract assets and liabilities as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Animation contract assets	$1,042,548	$1,040,309
NetSpective contract assets	14,868	74,743
Other contract assets	8,701	8,441
Total contract assets	$1,066,117	$1,123,493

Animation contract liabilities	$406,585	$380,749
NetSpective contract liabilities	700,699	727,979
Other contract liabilities	11,500	11,500
Total contract liabilities	$1,118,784	$1,120,228

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019, and December 31, 2018. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of September 30, 2019, and December 31, 2018.

	Level 1	Level 2	Level 3
Earnout liability	$–	$–	$429,000

Fair value, December 31, 2017	$429,000
Change in fair value	–
Fair value, December 31, 2018	$429,000
Change in fair value	–
Fair value, September 30, 2019	$429,000

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2019 and December 31, 2018, the Company determined that it had items that represented components of comprehensive income (loss) and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

Advertising expenses

Advertising costs are expensed as incurred and included in selling and marketing expenses.

Shipping and handling costs

Shipping and handling costs related to the acquisition of goods from vendors are included in the cost of sales.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 6,560,325 shares from convertible notes, 25,517,850 vested stock options and 5,731,901 stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Billed accounts receivable	$732,589	$419,802
Unbilled accounts receivable	333,528	703,691
Total accounts receivable	$1,066,117	$1,123,493

As of September 30, 2019, and December 31, 2018, the Company evaluated its outstanding trade receivables and determined that its allowance for bad debts was sufficiently reserved. No bad debt expense was recorded during the nine-month period ended September 30, 2019 and the year ended December 31, 2018.

During the nine-month period ended September 30, 2019, the Company had five customers that accounted for 61.2% of revenues and two customers that accounted for 40.1% of accounts receivable.

During the year ended December 31, 2018, the Company had three customers that accounted for 50.1% of revenues and one customer that accounted for 9.2% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Collaborative development agreement	$23,942	$95,766
Prepaid rent	32,618	31,773
Vendor advances	17,378	7,867
Prepaid service agreements	243,185	174,920
Employee advance and other payroll related items	22,579	16,208
Other prepaid expenses and current assets	52,944	123,306
Total	$392,646	$449,840

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Computers, software and office equipment	$2,118,169	$(1,766,484)	$351,685	$1,937,987	$(1,508,104)	$429,883
Construction in progress	38,648	(–)	38,648	–	(–)	–
Machinery and equipment	172,192	(117,937)	54,255	167,731	(99,900)	67,831
Vehicles	156,771	(72,404)	84,367	153,927	(120,728)	33,199
Furniture and fixtures	391,916	(311,266)	80,650	381,248	(284,410)	96,838
Leasehold improvements	1,059,125	(722,372)	336,753	1,031,687	(623,125)	408,562
Total fixed assets	$3,936,821	$(2,990,463)	$946,358	$3,672,580	$(2,636,267)	$1,036,313

For the nine-month periods ended September 30, 2019 and 2018, the Company recorded depreciation expense of $374,584 and $279,692, respectively.

6.	LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating leases are listed as separate line items on the Company's Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's Consolidated Balance Sheet.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized ROU assets and lease liabilities for operating leases of approximately $938,884 in assets and $955,487 in liabilities as of September 30, 2019. In the nine months ended September 30, 2019, the Company recognized approximately $281,322 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Nine Months Ended September 30, 2019
Cash paid for operating lease liabilities	$264,519
Weighted-average remaining lease term (in years)	3.6
Weighted-average discount rate	10%
Minimum future lease payments	$1,170,089

The following table presents the Company’s future minimum lease obligation under ASC 840 as of September 30 2019:
2019	85,318
2020	352,888
2021	367,636
2022	335,659
2023	28,589

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at September 30, 2019, and December 31, 2018:

Balance, December 31, 2017	$8,800,761
Acquisition of Bonnie Boat & Friends assets	52,500
Balance, December 31, 2018	$8,853,261
Activity for the period ended September 30, 2019	–
Balance September 30, 2019	$8,853,261

The following table sets forth the components of the Company’s intangible assets at September 30, 2019, and December 31, 2018:

	September 30, 2019				December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	(516,393)	1,083,893	$1,600,286	$(396,371)	$1,203,915
Mobile software applications	2.00	282,500	(282,500)	–	282,500	(282,500)	–
NetSpective webfiltering software	2.00	1,134,435	(623,939)	510,496	1,134,435	(453,774)	680,661
Noncompete agreements	1.50	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal		3,863,859	(2,269,470)	1,594,389	3,863,859	(1,979,283)	1,884,576
Intangible assets not subject to amortization:
Trade names		4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets		$8,319,454	$(2,269,470)	$6,049,984	$8,319,454	$(1,979,283)	$6,340,171

The Company recorded amortization expense for intangible assets subject to amortization of $290,187 and $331,958 for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2019, and December 31, 2018.

	September 30, 2019	December 31, 2018

Earnout consideration payable in connection with NetSpective acquisition	$–	$362,500
Executive and employee compensation	1,138,424	792,402
Interest on convertible debentures and promissory notes	163,747	210,221
Other accrued expenses and liabilities	35,175	67,914
Total accrued liabilities	$1,337,346	$1,433,037

On July 1, 2019, the Company issued 465,113 shares of its common stock in satisfaction of the earnout consideration payable related to the NetSpective acquisition.

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

•	The amount they were paid for the year ended December 31, 2018 are as follows: Sarah $33,600, Zach $90,000, Luke $33,800, Jack $5,400, Victoria $6,750 and Caroline $11,250. The total annual compensation payable to these six individuals for the period ended December 31, 2018, was $180,800.

•	For the nine-month period ended September 30, 2019, these individuals were paid a total of $70,800.

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

As of September 30, 2019 and December 31, 2018, the outstanding amounts due to Mr. Marks totaled $362,930 and $469,506, respectively, and the outstanding amounts due to Mr. Leiner totaled $336,629 and $451,944, respectively.

As of September 30, 2019 and December 31, 2018, the Company owed $50,000 to Dr. Thomas Rutherford, a director on its board, who extended a short-term loan to the Company. Additionally, as of September 30, 2019 and December 31, 2018, the Company owed $22,992 and $210,145, respectively, to Wayne and Stella Dearing, collectively, who extended loans to Top Draw Animation. These loans were made to the Company to finance working capital needs.

As of September 30, 2019 and December 31, 2018, the aggregate balance of related party payables was $772,551 and $1,181,645 respectively.

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

The balance of the accrued retirement benefit cost as of September 30, 2019 and December 31, 2018 amounted to $230,776 and $224,797 respectively.

12.	DEBT

Convertible Debentures

The following tables set forth the components of the Company’s, convertible debentures as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Redeemable unsecured convertible note - TeleMate	$1,000,000	1,000,000
Principal value of secured convertible notes	6,738,708	2,822,708
Loan discounts	(446,388)	(735,871)
Less: Current portion	(7,050,901)	(676,223)
Total convertible notes, net - noncurrent	$241,419	$2,410,614

Redeemable Convertible Note – Variable Conversion Price

On July 9, 2019, the Company entered into a convertible note payable with an unrelated party for $100,000 of which included $5,000 in third party fees resulting in net cash proceeds to the Company of $95,000. The convertible note payable carries interest at a rate of 10% per annum, is due on July 9, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days.

The Company analyzed the conversion feature of the agreement for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its fair value was determined to be $51,730. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible note.

The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $85,410 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $43,270 which was up to the face value of the convertible note with the excess fair value at initial measurement of $42,140 being recognized as derivative expense.

At September 30, 2019, the Company remeasured the fair value of its derivative liability at $98,883 and recorded a $13,473 loss from change in fair value for the nine months ended September 30, 2019. The fair value of the embedded derivative was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 107%, (2) risk-free interest rate of 1.75%, (3) an exercise price of $0.084, and (4) an expected life of 0.78 of a year.

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

As a result of the inclusion of a $0.27 conversion feature, under the guidelines of ASC 470-20-40-7 through 40-9, this element of the Second Amendment was considered an extinguishment and subsequent reissuance of the TDH Note as a convertible promissory note. As a result, the Company recorded a loss from the extinguishment of debt of $363,468 related to the Second Amendment during the nine months ended September 30, 2019.

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

Maturities of the Company’s borrowings for each of the next two years are as follows:

2019	$676,223
2020	$7,062,485

13.	STOCKHOLDERS’ EQUITY

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

As of September 30, 2019, an aggregate 925,000 shares of Series A Stock were issued and outstanding. No shares of preferred stock were issued and outstanding as of December 31, 2018.

Common stock

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 and had 152,317,806 and 138,553,655 shares of common stock issued and outstanding as of September 30, 2019, and December 31, 2018, respectively.

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

Common Stock Issued in Private Placements

During the nine-month period ended September 30, 2019, the Company issued 4,950,000 shares of common stock and warrants to purchase 4,950,000 shares of common stock at an exercise price of $0.25 in private placements for proceeds of $495,000.

During the nine-month period ended September 30, 2018 the Company issued 304,870 shares of stock in private placements for proceeds of $76,218 with a share price of approximately $0.25 per share.

Common Stock Issued in Connection with the Exercise of Warrants

During the nine months ended September 30, 2019, no common stock purchase warrants were exercised.

During the nine months ended September 30, 2018, the Company issued 256,455 shares of common stock for proceeds of $61,500 under a series of stock warrant exercises with an exercise price of $0.24 per share.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the nine months ended September 30, 2019, the Company did not issue any of its shares of common stock to employees, officers, and directors. The Company issued 2,664,058 shares of common stock with a fair value of $606,796 to consultants and other professionals in lieu of cash payments for services provided to the Company.

During the nine months ended September 30, 2018, the Company issued 595,321 shares of common stock with a fair market value of $292,443 to employees, officers and directors in lieu of cash payments. Additionally, the Company issued 834,500 shares of common stock with a fair value of $402,250 to consultants and other professionals in lieu of cash payments for services provided to the Company.

Each share issuance made in exchange for services was valued based upon the trading price of the Company’s common stock on the OTC markets on the date the services were performed.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the nine months ended September 30, 2019, the Company issued 564,833 shares of common stock with a fair market value of $389,440 to satisfy loans payable and other accrued obligations. See Note – Accounts Payable and Accrued Liabilities for more information.

During the nine months ended September 30, 2018, the Company issued 1,898,530 shares of common stock with a fair market value of $671,376 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Issuance of Convertible Debentures

During the nine months ended September 30, 2019, the Company issued 160,260 shares of common stock as a result of certain penalties incurred in connection with certain unsecured, convertible note agreements. The fair value of the shares aggregated $32,418 and was recorded as interest expense in the Company’s consolidated financial statements.

During the nine months ended September 30, 2018, the Company issued 538,093 shares of common stock with a fair market value of $264,179 to investors as an inducement to lend in connection with the issuance of its unsecured, convertible notes. The fair value of the shares was recorded as interest expense in the Company’s consolidated financial statements.

Common Stock Issued in the Acquisition of a Business

During the nine months ended September 30, 2018, the Company issued 150,000 shares valued at $52,000 in connection with the acquisition of the assets of Bonnie Boat & Friends.

Common Stock Issued in Connection with the Amendments of the Terms of a Promissory Note

During each of the nine months ended September 30, 2019 and September 30, 2018, the Company issued 800,000 shares valued at $480,000 and $220,000 respectively, in connection with the amendment to the $4.0 million TDA Sellers Note. See Note 12 – Debt for more information.

During the nine months ended September 30, 2018, the Company also issued 5,000 shares valued at $2,250 in connection with the amendment of a $40,000 promissory note.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The following table reflects all outstanding and exercisable warrants at September 30, 2019, and December 31, 2018. All stock warrants are exercisable for a period between three and five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)

Balance January 1, 2017	7,608,154	$0.26	0.75
Warrants issued	567,166	$1.50	2.00
Less: Warrants exercised	(7,107,765)	$0.24
Warrants forfeited	(29,190)	$0.24
December 31, 2017	1,038,365	$1.36	2.38
Warrants issued	–	–
Warrants exercised	(256,455)	–
Balance 31, 2018	781,910	$1.36	1.38
Warrants issued	4,950,000	0.25	3.00
Warrants forfeited	–	–
Warrants exercised	–	–
Balance September 30, 2019	5,731,910	$0.40	1.87

Stock Options

The following table represents all outstanding and exercisable stock options as of September 30, 2019.

	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Exercise Price	Weighted Average Remaining Life in Years

	10,862,850	3,961,500	6,901,350	6,901,350	$0.24	3.97
	9,695,250	9,695,250	–	–	$0.36	–
	938,250	938,250	–	–	$0.48	–
	13,135,500	–	13,135,500	13,135,500	$0.72	0.41
	5,481,000	–	5,481,000	5,481,000	$0.78	1.75
Total	40,112,850	14,595,000	25,517,850	25,517,850	$0.60	2.34

The Company did not issue any stock options during the nine months ended September 30, 2019 or for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018, the Company recorded no expense and $920, respectively in stock-based compensation expense related to these stock options.

14.	COMMITMENTS AND CONTINGENCIES

In the United States, the Company leases approximately 1550 square feet of office space in Boca Raton, Florida for $4,227 per month pursuant to a three-year lease expiring on September 30, 2021. The Florida office is the location of the Company’s corporate headquarters and administrative staff.

The Company’s animation business leases portions of three floors comprising in the aggregate of approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila for administration and production purposes. The monthly rent is approximately $22,533 for the aggregate space (which increases by approximately 5% annually). These leases expire in December 2022.

The Company opened a 1,400 square foot office in Norcross, Georgia on January 1, 2018, to operate its NetSpective division. The monthly rent is $2,055 which increases by approximately 3% annually, pursuant to a five-year lease which expires in December 2023.

15.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

As of November 11, 2019, the Company entered into Debt Exchange Agreements (each, a “Debt Exchange Agreement”) with a total of 21 purchasers (the “Holders”), pursuant to which the Holders exchanged an aggregate of $1,774,597 of indebtedness evidenced by 10% convertible promissory notes (the “Notes”) for an aggregate of 10,095,259 shares of common stock of the Company (the “Shares”). The price per Share in the debt exchange was $0.175. The Shares were issued without any restrictions.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenue

During the three months ended September 30, 2019, we generated revenues of $2,233,747 compared to revenues of $2,053,185 during the three months ended September 30, 2018, representing an increase of $180,562, or approximately 8.8%. The increase is primarily attributable to an increase of approximately $290,366 in revenues from our TDA animation business, offset in part by a decrease in revenues from our NetSpective webfiltering business of approximately $105,649. Revenues generated by our animation business and our webfiltering business are based on contracts which change from period to period. Until we can generate larger levels of revenue, the amount of revenue recorded from quarter to quarter may change based upon the timing of the completion of contracts.

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

Gross margin for the three months ended September 30, 2019, and 2018 were 53.9% and 60.4%, respectively. The decrease in gross margin for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, is primarily attributable to more compressed margins in our animation business; offset in part by improved margins in our webfiltering division.

Operating expenses

Operating expenses were $1,659,564 for the three months ended September 30, 2019, compared to $2,037,705 for the three months ended September 30, 2018 representing a decrease of $378,140, or approximately 18.6%. General and administrative expenses for the three months ended September 30, 2019 were $1,227,074 compared to general and administrative expenses of $1,312,903 for the three months ended September 30, 2018, representing a decrease of approximately $85,829. The decrease is primarily attributable to a decrease in general and administrative expenses resulting from reduced investor relations services and general cost cutting efforts undertaken by the Company. Professional fees were $180,911 for the three months ended September 30, 2019 compared to $464,909 for the three months ended September 30, 2018. Depreciation and amortization for the three months ended September 30, 2019 was $215,972 compared to $206,563 for the three months ended September 30, 2018, representing an increase due to higher levels of property subject to depreciation. Selling and marketing expenses were $19,407 during the three months ended September 30, 2019 compared to $35,749 in the three months ended September 30, 2018.

Other Income (Expense)

Other expense for the three months ended September 30, 2019 was $424,599 compared to other expense of $339,263 for the period ended September 30, 2018, representing an increase in other expense of $85,336. Other expense is primarily composed of interest expense, and the increase is attributable to higher debt levels serviced during the three months ended September 30, 2019.

Net loss

Net loss for the three months ended September 30, 2019, was $879,308 compared to a net loss of $1,137,020 for the three months ended September 30, 2018, or a decrease in a net loss of $257,712 which is primarily attributable to increased revenue and gross margin driven by our animation business and a decrease in general and administrative expenses from cost reduction initiatives undertaken during the three months ended September 30, 2019.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Revenue

During the nine months ended September 30, 2019, we generated revenues of $6,275,688 compared to revenues of $5,864,490 during the nine months ended September 30, 2018, representing an increase of $411,198, or approximately 7.0%. The increase is primarily attributable to an increase of approximately $635,844 in revenues from our TDA animation business, offset in part by a decrease in revenues from our NetSpective webfiltering business of approximately $209,632. Revenues generated by our animation business and our webfiltering business are based on contracts which change from period to period. Until we can generate larger levels of revenue, the amount of revenue recorded from quarter to quarter may change based upon the timing of the completion of contracts.

Subscription and advertising revenue generated by our gromsocial.com website and from our “MamaBear” mobile software safety application for the nine months ended September 30, 2019 was nominal.

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

Gross margin for the periods ended September 30, 2019, and 2018 were 53.9% and 61.5%, respectively. The decrease in gross margin for the nine months ended September 30, 2019 compared to 2018, is primarily attributable to more compressed margins in our animation business; offset in part by improved margins in our webfiltering division.

Operating expenses

Operating expenses were $5,579,848 for the nine months ended September 30, 2019, compared to $6,350,531 for the nine months ended September 30, 2018 representing a decrease of $770,683, or approximately 12.1%. The decrease is primarily attributable to a decrease in general and administrative expenses, professional fees and stock-based compensation. For the nine months ended September 30, 2019, general and administrative expenses were $3,971,464 compared to general and administrative expenses of $4,257,147 for the nine months ended September 30, 2018, representing a decrease of $285,683. The decrease is primarily attributable to a decrease in general and administrative expenses, which decrease was a result of reduced investor relations services and general cost cutting efforts undertaken by the Company, and stock-based compensation. Professional fees were $814,573 for the nine months ended September 30, 2019 as compared to $1,147,888 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019 depreciation and amortization was $664,771 compared to $611,650 for the nine months ended September 30, 2018 due to higher levels of property subject to depreciation in the nine months ended September 30, 2019. Selling and marketing was $80,440 during the nine months ended September 30, 2019 compared to $147,103 in the nine months ended September 30, 2018.

Other Income (Expense)

Other expense for the period ended September 30, 2019 was $1,438,275 compared to other expense of $813,216 for the period ended September 30, 2018, representing an increase in other expense of $625,059 primarily attributable to two factors. During the nine months ended September 30, 2019, we recorded a one-time charge of $363,468 related to the amendment of our $4,000,000 promissory note issued in the acquisition of TDH. Additionally, our interest expense increased due to higher debt levels serviced during the nine months ended September 30, 2019.

Net loss

Net loss for the nine months ended September 30, 2019, was $3,636,201 compared to a net loss of $3,582,029 for the nine months ended September 30, 2018, or an increase in a net loss of $54,172. The increase is primarily attributable to a non-cash extinguishment of debt charge of $363,468, offset in part by increased revenue driven by our animation business and a decrease in general and administrative expenses from cost reduction initiatives undertaken during the nine months ended September 30, 2019.

Net loss attributable to common stockholders was $4,377,100 for the nine months ended September 30, 2019 due to the deemed dividend of $740,899 paid the preferred stockholders. There were no deemed dividends paid to preferred stockholders during the nine months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019, we had $582,597 in cash on hand compared to $633,593 in cash on hand as of December 31, 2018.

Cash Used in Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $1,123,047 compared to net cash of $816,634 used in operating activities during the nine months ended September 30, 2018. The increase of $306,412 in net cash used in operating activities is primarily attributable to an increase in non-cash adjustments, in particular the loss on extinguishment of debt we recorded of $363,468. Net cash generated by the change in our operating assets and liabilities during the nine months ended September 30, 2019 resulted in a net benefit of $351,041 as compared to a net benefit of $1,207,057 during the nine months ended September 30, 2018, representing a decrease of $856,016.

Cash Used in Investing Activities

Net cash used in investing activities during the period ended September 30, 2019 was $284,629 compared to net cash of $700,493 used in investing activities during the nine months ended September 30, 2018. This decrease is attributable to a reduction in the amount of fixed assets purchased during the nine-month period ended September 30, 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,331,000 for the nine months ended September 30, 2019 compared to $1,639,107 for the nine months ended 2018. Our primary sources of net cash provided by financing activities were attributable to $1,420,000 in proceeds from the sale of preferred and common stock in private placement offerings during the nine months ended September 30, 2019 as compared to $1,496,389 in proceeds from the sale of convertible notes during the nine months ended September 30, 2018.

Our consolidated financial statements for the nine months ended September 30, 2019 have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the next twelve-months. We have incurred annual losses since inception and expect we may incur additional losses in future periods. Additionally, as of September 30, 2019, excluding related party payables to our officers and principal shareholders which are not anticipated to be paid for the foreseeable future, we had a working capital deficit of $9,396,905.

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

We had no off-balance sheet arrangements as of September 30, 2019, and December 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended September 30, 2019, the Company sold an aggregate 3,100,000 shares of common stock with warrants to purchase 3,100,000 shares of common stock at an exercise price of $0.25 to accredited investors in a private offering for $310,000.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	SEC Report Reference No.	Description
4.1	*	Form of Warrant
10.1	*	Form of Subscription Agreement
10.2	10.1	Form of Debt Exchange Agreement (1)
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

(1) Filed with the Securities and Exchange Commission on November 15, 2019, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated November 11, 2019, which exhibit is incorporated herein by reference.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2019	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: November 19, 2019	By:	/s/ Melvin Leiner
Melvin Leiner
Chief Operating Officer, Executive Vice President, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

