Form 10-K
period 2019-12-31
Grom Social Enterprises, Inc.
filed 2020-06-30
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-55585

Grom Social Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Florida	82-2484160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd. #6 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 287-5776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $22,948,221.

As of June 26, 2020, there were 183,000,187 shares of the registrant’s common stock outstanding.

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

All references in this Annual Report to the "Company", "we", "us", or "our", are to Grom Social Enterprises, Inc., a Florida corporation, and its consolidated subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

We were incorporated under the laws of the State of Florida on April 14, 2014, as Illumination America, Inc.

Effective August 17, 2017, we consummated the acquisition of Grom Holdings, Inc., a Delaware corporation (“Grom Holdings”), pursuant to the terms of a share exchange agreement (“Share Exchange”) entered into on May 15, 2017. In connection with the Share Exchange, the Company issued an aggregate of 110,853,883 shares of its common stock to the Grom Holdings shareholders, pro rata to their respective ownership percentage. Each share of Grom Holdings was exchanged for 4.17 shares of our common stock. As a result, the stockholders of Grom Holdings owned approximately 92% of the Company’s issued and outstanding shares of common stock at such time.

In connection with the Share Exchange, we changed our name from Illumination America, Inc. to “Grom Social Enterprises, Inc.”

Business Summary

The Company is a media, technology and entertainment company that focuses on delivering content to children under the age of 13 years in a safe secure Children’s Online Privacy Protection Act (“COPPA”) compliant platform that can be monitored by parents or guardians.

We operate our business through the following four wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“TDAHK”) and (ii) Top Draw Animation, Inc., a Philippines corporation (“Top Draw” or “TDA”). The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

•	Illumination America Lighting, Inc. (“IAL”) was incorporated in the State of Florida on August 21, 2017. IAL operated our lighting business which was our principal business prior to the Share Exchange. IAL has not generated any revenue since its inception. On December 23, 2019, IAL was voluntarily dissolved.

Based on data provided by Google Data Analytics and Joomla Management Systems, our platforms have generated approximately 20,400,000 users in over 200 countries and territories since our inception in 2012. We define a "user" as any child under the age of 13 who registers for a Grom Social account or downloads the Grom Social app from a mobile app store, and any parent who registers for a Grom Social account.

Monthly active users (or “MAUs”) is a usage metric which reveals the total amount of users who visit our app or website within a 30-day period. As of May 28, 2020, there were approximately 2,300,000 MAUs.

Based upon statistics provided by the Joomla Management System, the average online duration of users logged onto our Grom Social platforms is approximately 53 minutes.

Grom Social

Grom Social is a media, technology and entertainment company for kids focused on producing original content on our website, www.gromsocial.com, and mobile application. Visitors to our Grom Social website may log on via mobile phone, desktop computer or tablet and chat with friends, view original content or play games created by us.

Grom Social was conceptualized and developed in 2012 by Zachary Marks, who was 12 years old at the time. He is the son of our Chairman and Chief Executive Officer, Darren Marks. The name “Grom,” is derived from Australian surfing slang, and is defined by us to mean “a promising young individual who is quick to learn.”

Our business model is based upon providing children under the age of 13 with a safe environment on the Internet while promoting “fun,” “wholesomeness” and “family values.” We require that each child receive parental approval prior to gaining full access to the Grom Social platform. In certain jurisdictions and circumstances, we allow parents, teachers and guardians (collectively, “Guardians”) to sign up groups of children at one time. If a Guardian’s approval is not granted, a child’s account will not be opened. If a child does not follow the proper registration process, he or she will be considered a user with limited access. Limited access does not allow the child to chat with other children or visit certain sections of the platform.

Grom Social App

In May 2019, our Grom Social mobile application (or “app”) for Apple Store and Google Play Store was approved within each platform’s family designated section. The Apple Store markets iPhone Operating System (“IOS”) applications for download solely on Apple devices. The Google Play Store markets applications for download on Android devices.

Previously we communicated with our users both actively, through email and a parent portal; and passively, through messaging on a child’s profile page and through seventeen unique Grom characters that engage with children with many additional “fun” and safety features.

We believe our mobile app is the only children’s app where kids can:

•	Openly (free-form) chat with each other, without restriction as opposed to having to choose from pre-selected words to make sentences;

•	Record videos of themselves to post in a social environment and use enhanced facial features, masks, and filters while doing so;

•	View exclusive Grom TV content - Video on demand (VOD) platform for kids which is free and curated to provide only safe and educational content for children. There is no user-generated Grom TV content in order to prevent potential problems that may confront other children’s social media sites;

•	Message and chat with cartoon characters – currently this feature is not offered anywhere else;

•	Communicate with users and parents (through the MamaBear app described below) regardless of where they may be navigating on the Grom Social website. This feature eliminates the need to leave the section of the site that they are engaged in.

We have established the following safeguards and procedures to ensure our Grom Social platform is a safe place for children:

•	Account Approval: We have account creation procedures to help ensure that only children between the ages of five and sixteen can create an account. If a child submits a request to open an account on the Grom Social website, we send an email notification to his or her parents that their child has applied to create a Grom Social account. If the child’s parents approve the account, by using one of three methods that are approved by the COPPA guidelines, the account is opened. If a parent’s approval is not given, the account will not be opened, and the child will have limited access to the Grom Social website.

•	Parental Involvement: By requiring parental approval for a child to open an account and to interact with other users on Grom Social, we hope to ensure that parents are aware of and involved with their child’s activity on the website. Further, we believe that parental involvement provides us with the ability to market products and services to parents.

•	Digital Citizenship Educational Content – Children are encouraged to take and pass an internet safety course and receive a Digital Citizen License (“DCL”) in order to gain increased access to the features provided on the Grom Social platforms.

•	Limited Data Collection of Child and Parent – No digital profiles will be built for children or parents. The information we collect is for analytical data only and is limited to parent email, birthdate, gender and country locations.

•	Content Monitoring: We have software that monitors posts for inappropriate content using standard “keyword” filter technology. If a post contains inappropriate content, it will not appear on the website and the poster will be sent a warning about offensive content. We believe that through monitoring content we can promote social responsibility and digital citizenship.

•	Anti-bullying: We have software that monitors the Grom Social website for bullying. In addition to monitoring the interaction between children on the website, we also post messages that strongly emphasize anti-bullying and actively promotes social responsibility and digital citizenship. Additionally, our website has received the “KidSafe Seal of Approval” from KidSafe, an independent safety certification service and seal-of-approval program designed exclusively for children-friendly websites and technologies, including online game sites, educational services, virtual worlds, social networks, mobile apps, tablet devices, connected toys, and other similar online and interactive services.

•	Use of “Gromatars”: Children on Grom Social create animated pictures, which we call “Gromatars,” to represent themselves on Grom Social without providing a real-life photograph. Gromatars are viewed as profile pictures on a user’s home wall, and when a user leaves a comment or “like” on a public page. Kids can build and customize their Gromatars by selecting over 200 different options such as the eyes, nose, hair, teeth, ears, skin color, hairstyle, and color.

We believe these safeguards are a critical component of our business model. We believe that children are increasingly accessing the Internet at younger ages and therefore the need for safe, age-appropriate web venues for younger children to browse and interact with other children is increasing. According to current statistics shown on GuardChild.com:

•	81% of 9-17-year-olds say they visited a social networking site in the past three months;

•	41% of teens had a negative experience as a result of using social networking; and

•	88% of teens have seen someone be mean or cruel to another person on a social networking site.

GuardChild.com is a website focused on providing software and applications to promote safe Internet browsing for children and statistics collected from various resources including: Social Media and Young Adults, Pew Internet & American Life Project, Global Insights Into Family Life Online, Norton/Symantec & StrategyOne, Teen/Mom Internet Safety Survey, McAfee & Harris Interactive, Pew Research Center, FOSI, Cable in the Classroom 2011, Journal of Adolescent Health, National Cyber Security Alliance (NCSA)-McAfee Online Safety Study, American Osteopathic Association, Social Media and Young Adults, Pew Internet, American Life Project and Grunwald Associates.

MamaBear App

MamaBear is a mobile, all-in-one parenting app that we acquired in September 2016. By using MamaBear, a parent can follow and protect their child’s online presence by monitoring their social networking/media accounts, including, Facebook, Instagram, Twitter, and YouTube. The app is available for IOS devices through the Apple Store and Andriod devices though the Google Play Store. MamaBear provides parents with a powerful all-in-one safety and awareness tool that we believe offers a unique set of social media monitoring features, family mapping, alerts and reputation management tools, as well as alerts to cyber threats toward their children. Moreover, the app offers a private place for families to communicate and stay abreast of family activities.

Content

In addition to providing a safe, fun, social media platform for children to interact with their peers, we create our own content consisting of animated characters, interactive chats, videos, blogs, and games. geared to provide wholesome family entertainment.

Our Grom Social app features include direct messaging, video recordings with face filters and effects, notifications, profiles with custom colors, Gromatar cartoon avatars, over 1,000 hours of Grom TV exclusive videos on demand, a search and discovery section, hashtags and mentions in post descriptions, liking, commenting, and sharing of content, and the ability to share photos, videos and doodle drawings in direct messages. With this feature set and the safety permissions in place, the app will provide children their own social platform similar to the popular adult platforms, but in a safe controlled environment.

According to Statista.com and Google Analytics, the average online duration of an Internet user between the ages of 6 to 11 doubled from approximately 11 to 22 minutes in 2014 to 39 to 43 minutes in 2017. Based upon statistics provided by the Joomla Management System, the average online duration of users logged onto our Grom Social platform is approximately 53 minutes as of May 28, 2020. We believe the longer duration time is a result of our ability to better engage users through our original content.

Strategy

•	Advertising Revenue. We believe that our app will enable us to begin to generate advertising revenue and the growth of our database may attract high-profile companies to advertise on our Grom Social website and mobile platforms, although there can be no assurances that advertisers will use our website or mobile app when released. We intend to emphasize to advertisers what we believe is the unique level of parental involvement on Grom Social. We currently have one advertising program in early non-revenue testing. We currently expect to enter into an advertising partnership that will allow advertisers to sponsor certain sections of the app. We intend to charge each advertiser a fee for each view/click and/or commission to advertise a particular brand/product or service on our platforms.

•	Subscription Based Premium Content. Although we currently do not charge a subscription fee, we hope to be able to move to a subscription-based model in the future. We are continuously making software upgrades which will hope will enable us to offer premium content to users for which they will be charged a monthly subscription fee. Users that sign up for a premium program will become Grom Club Members which will enable them to utilize current and new features to:

➢	Create and view interactive videos that can be shared with other Grom Club Members, with non-paying Grom users and with any other third parties in their approved network;

➢	Receive exclusive Gromatar options and accessories including masks, voice modification, face modification, special effects, and numerous filters.

➢	Have unlimited access to new premium games;

➢	Engage in exclusive chats with athletes and celebrities that we hope to engage in the future;

➢	Receive discounts on Grom Social merchandise;

➢	Turn off ads; and

➢	Be entitled to enhanced feature sets-extended video recording time

•	Online Game Fees. The games currently available to users on our website are free. We intend to offer users an option to pay to play exclusive games and/or pay for game upgrades. These games may be developed by us, such as Grom Skate or obtained from outside developers, and adapted to use on our website.

•	Licensing Merchandise Revenue. We hope to create Grom Social apparel and other merchandise for purchase through our website and mobile app and enter into licensing and merchandise agreements.

Throughout our monetization efforts, we will maintain a free version of the app in an effort to not negatively impact our user base. The Grom Social website and mobile app have generated nominal revenues to date.

TD Holdings

TD Holdings operates through its two subsidiary companies: (i) TDAHK and (ii) Top Draw. The group’s principal activities, based in Manila, Philippines, are the production of animated films and televisions series.

Top Draw is a full-service production and pre-production animation studio working with international clients. It specializes in providing two-dimensional (“2D”) digital production services for animated television series and movies. Top Draw provides its services on a contract basis or under co-production arrangements.

Top Draw’s pre-production services include planning and creating storyboards, location design, model and props design, background color and color styling. Its production services focus on library creation, digital asset management, background layout scene assembly, posing, animation and after effects. Top Draw currently provides services to high-profile properties, including Tom and Jerry, My Little Pony and Disney Animation’s Penn Zero: Part-Time Hero. Its studio produces over two hundred half-hour segments of animated content for television annually, which we believe makes it one of the top producers of animation for television worldwide.

The following table depicts some of Top Draw’s recent notable projects:

Show	Client	Number of Series in Years	Period
My Little Pony	DHX Media	10	2010-2019
My Little Pony - Equestrian Girls	DHX Media	7	2012-2013, 2015-2019
Tom and Jerry	Slap Happy Cartoons	5	2015-2019
Polly Pocket	WildBrain (formerly DHX Media)	3	2017-2020
Glitch Techs	Nickelodeon	1	2018-2019
The Hollow	Slap Happy Cartoons	2	2018-2019
Carmen Sandiego	WildBrain (formerly DHX Media)	2	2019-2020
Rhyme Time Town	DreamWorks	1	2019-2020
Archibald’s Next Big Thing	DreamWorks	1	2020-2021

Grom Educational Services, Inc.

On January 2, 2017, we acquired certain assets including Internet content filtering software called “NetSpective Webfilter” from TeleMate.net. Since inception, we have sold hardware and/or subscriptions for web filtering software to thousands of schools with more than 4,000,000 children in attendance. Clients pay in advance for hardware and subscription periods ranging between one to five years. We offer a proprietary digital citizenship program that assists K-12 schools and libraries in the United States comply with The Children's Internet Protection Act (“CIPA”) requirements. CIPA requirements include the use Internet content filters and implementation of other protective measures to prevent children from exposure to harmful online content as a condition for federal funding.

Grom Nutritional Services, Inc.

GNS was formed with the intention of developing, marketing and distributing nutritional supplement beverages to children to support the healthy development of neurological structure and intellectual development of cognitive skills.

On June 12, 2020, we entered into a product formulation development agreement with UniWell Laboratories LLC, a full-service cGMP manufacturing and packaging facility for nutraceuticals, OTC pharmaceuticals, and dietary supplements. We initially intend to market and distribute nutritional based supplements to our user base of children and their parents, then subsequently expand our marketing efforts to the wholesale/retail grocery, convenience, and big box sectors.

Acquisition Strategy

Our acquisition strategy is to acquire synergistic companies, products or intellectual property that will help grow our Grom Social user base and operate profitably as a stand-alone enterprise or division.

Acquisition of TD Holdings

On July 1, 2016, we entered into a share sale agreement (the “TDH Share Sale Agreement”) for the acquisition of 100% of the capital stock of TD Holdings for which we paid $4,000,000 in cash, issued a 5% secured promissory note in the principal amount of $4,000,000 which originally matured on July 1, 2018 (the “TDH Note”), and 7,367,001 shares of our common stock valued at $4,240,000, or approximately $0.58 per share, to the selling shareholders of TDH (“TDH Sellers”).

Under the terms of the TDH Share Sale Agreement, we are also required to make additional payments up to $5,000,000 to the TDH Sellers (“Earnout Payments”) if TD Holdings achieves certain adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA Targets”) during the three-year period following the acquisition (the “Earnout Period”). The Earnout Payments, if any, will be paid 25% in cash and the balance in shares of common stock. The number of shares issuable shall be determined by using a share price equal to the lower of a 10% discount to our last private placement price per share prior to making the Earnout Payment, to a bona fide investor, and priced at arm’s length; or if the shares are listed on a recognized stock exchange and publicly traded, at a 10% discount to the previous 20 day weighted average closing price per share.

The applicable EBITDA Targets and Earnout Payments for each of the initial three years during the Earnout Period from 2016 through 2018 (and as extended to the year ended 2019 described below) were as follows:

EBITDA Target	Earnout Payment
$2,400,000	$1,666,667
$3,700,000	$3,333,333

In the event that TD Holdings achieves an EBITDA greater than $2,400,000 but less than $3,700,000, the Earnout Payment is calculated by multiplying $3,333,333 by the sum of “A” divided by “B” where:

•	“A” equals the sum of $3,700,000 less the EBITDA earned; and

•	“B” equals $1,300,000 (being the difference between $2,400,000 and $3,700,000).

The foregoing notwithstanding, in the event that TD Holding’s EBITDA in any 12-month period during the Earnout Years is equal to or greater than $3,700,000, the full amount of the Earnout Payment will be paid one month after that EBITDA Target is achieved and no further Earnout Payments shall be made.

No earnout was achieved for the three-year measurement period between 2016 and 2018. The original Earnout Period was extended to December 31, 2019, pursuant to the First Amendment described below. However, no earnout was achieved during the extended Earnout Period through December 31, 2019.

First Amendment to the TDH Share Sale Agreement

On January 3, 2018, we entered into an amendment to the TDH Share Sale Agreement with the TDH Sellers (the “First Amendment”). Under the terms of the First Amendment:

•	the maturity date of the TDH Note was extended from July 1, 2018 until July 1, 2019 (the “First Note Extension Period”);

•	the interest rate on the TDH Note was increased from 5% to 10% during the First Note Extension Period;

•	during the First Note Extension Period, interest will be paid quarterly in arrears, instead of annually in arrears. The first such quarterly interest payment of $100,000 was due on September 30, 2018; and

•	the Earnout Period was extended to December 31, 2019.

As consideration for the First Amendment, we issued 800,000 shares of our common stock valued at $480,000 to the TDH Sellers.

Second Amendment to the TDH Share Sale Agreement

On January 15, 2019, we entered into a second amendment to the TDH Share Sale Agreement with the TDH Sellers (the “Second Amendment”). Under the terms of the Second Amendment:

•	the maturity date of the TDH Note was extended from July 1, 2019 to April 2, 2020.

•	the TDA Sellers shall have the right to convert the TDH Note at a conversion price of $0.27 per share, in whole or in part at any time prior to the maturity, subject to the terms and conditions set forth in the Second Amendment.

•	In the event that the notes are not repaid prior to July 2, 2019, no funds shall be transferred by TDH to the Company.

•	The payment terms of the contingent earnout was modified from 50% payable in cash and 50% payable in stock to 75% payable in cash and 25% payable in stock.

As consideration for the Second Amendment, we issued 800,000 shares of our common stock valued at $220,000 to the TDH Sellers.

Third Amendment to the TDH Share Sale Agreement

On March 16, 2020, we entered into a third amendment to the TDH Share Sale Agreement with the TDH Sellers (the “Third Amendment”). We used the proceeds received from the TDH Secured Notes Offering to pay the TDH Sellers $3,000,000 of the principal due under the TDH Notes, leaving an outstanding principal balance due to the TDH Sellers under the TDH Note of $1,000,000 in principal (plus accrued interest and costs). In addition, accrued interest of $361,767 due to the TDH Sellers pursuant to the TDH Note was agreed to be paid in three monthly installments of $93,922 commencing April 16, 2020, and 12 monthly installments of $6,667 commencing April 16, 2020.

The terms of the Third Amendment provide that, among other things:

•	the maturity date of the TDH Note be extended one year to June 30, 2021;
•	the interest rate of the TDH Note be increased to 12%;
•	a first priority security interest on the shares of TDH and TDAHK, pari passu with the holders of the TDH Secured Notes secure the obligations under the TDH Note; and
•	the balance of the TDH Note be paid monthly in arrears, amortized over a four-year period.

Acquisition of the MamaBear Mobile Software Application Assets

On September 30, 2016, we purchased the online application and website “MamaBear” from GeoWaggle, LLC. As consideration therefor, we issued 208,500 shares of our common stock valued at approximately $162,500, or approximately $0.78 per share.

Acquisition of the NetSpective Webfilter Assets

On January 1, 2017, we acquired the assets of NetSpective from TeleMate.net Software, a Georgia corporation, (“Telemate”) pursuant to an asset purchase agreement (the “NetSpective APA”). Under the terms of the NetSpective APA, we issued a three-year 0.68% $1,000,000 redeemable, convertible promissory note to TeleMate.net Software (the “Telemate Note”). The Telemate Note is convertible into our common stock at a conversion rate of $0.78 per share. If not converted by Telemate by November 1, 2019, the note may be converted by the Company into shares of the common stock at a conversion rate of $0.48 per share. In addition, we entered into a master services agreement (“MSA”) with TeleMate whereby Telemate provided engineering and sales support for a period of twelve months and assumed all risks of NetSpective negative cash flow for one year.

Additionally, TeleMate was entitled to an earnout payment of up to $362,500, payable in our common stock at a price of $0.78 per share or 464,744 shares, if the NetSpective WebFilter assets generated $362,500 in “net cash flow” as defined in the NetSpective APA over a one-year period. Such net cash flow milestone was achieved and NetSpective became entitled to such earnout payment. However, TeleMate did not meet the terms of the MSA and failed to remit $146,882 collected on our behalf from NetSpective customers pursuant to the MSA. As a result, on January 12, 2018, we entered into a First Modification to the NetSpective APA (the “First Modification”).

Under the terms of the First Modification, TeleMate agreed to pay us $10,000 in monthly installments against their outstanding balance due to us of $146,822. The TeleMate Note may not be converted or any earnout shares issued by us until the outstanding balance is paid in full, and all interest payments due under the TeleMate Note have been suspended until all payments owing the Company have been made. If and when TeleMate is permitted to convert the TeleMate Note, the number of shares converted thereunder will be subject to a one-year leakout agreement.

In April 2019, TeleMate paid its final installment and satisfied its obligation to the Company in full. On December 4, 2019, the Company converted the outstanding principal and interest of $1,013,200 under the TeleMate Note into 2,113,428 shares of its common stock.

Acquisition of the Assets of Fyoosion LLC

On December 27, 2017, we acquired all of the assets of Fyoosion LLC, a Delaware limited liability company (“Fyoosion”), which included proprietary software, its website, and source code. The acquired software utilizes a digital automation marketing platform for businesses to enable companies to efficiently generate sales leads and improve customer retention.

In consideration, therefor, we issued an aggregate of 300,000 shares of our common stock to Fyoosion. Such shares are subject to a leakout agreement limiting the number of shares that can be sold during the one-year period following the date of the asset acquisition to 25% of the daily average trading volume during the period prior to such sale. The Company’s proposed business in the first year utilizing the acquired assets did not attain EBITDA of $125,000, and accordingly, Fyoosion was not entitled to 200,000 additional shares as provided in the acquisition agreement.

Business Strategy

We hope to grow our business through a combination of marketing initiatives and synergistic acquisitions in an effort to increase our Grom Social user base to a large enough size to enable us to attract advertisers and paid users for our premium content. However, there can be no assurance that our strategy will be successful or that our revenues will increase as a result of our business strategies.

Our Growth Strategy

Our current growth strategy is as follows:

•	Increase the size of our database of users at Grom Social. Comparable to other successful social media companies, we believe the key strategy to our future success is to grow the size of our database. Although the revenue from Grom Social is now nominal, we believe that our database will continue to increase due to our production of original content and through synergies from our subsidiary companies, such as our MamaBear application which has approximately 1,100,000 downloads since inception. We intend to launch a marketing campaign, subject to raising sufficient capital, to increase awareness of the Grom Social platforms. There can be no assurance that we can continue to grow the Grom platforms, and if we are successful in doing so, that we will be able to generate revenues from the website and mobile app.

•	Expand Core Products. We manage our existing and new brands through strategic product development initiatives, including introducing new products and modifying our existing intellectual property. Our marketing team and development teams strive to develop enhanced products to offer added technological, aesthetic and functional improvements to our portfolio of products.

•	Pursue Strategic Acquisitions. We supplement our internal growth with strategic and synergistic acquisitions.

Seasonality

We believe that seasonality does not have any impact on our operations.

Competition

Grom Social

The markets in which we compete are characterized by innovation and new and rapidly evolving technologies. We believe we will face significant and intense competition in every aspect of our intended business, including from Facebook, YouTube, Twitter, and Google, which offer a variety of Internet products, services, and content, that will compete for our user's Internet time and spending dollars. In addition to facing general competition from these large, well-funded companies, we also face competition from smaller Internet companies that offer products and services that may compete directly with Grom Social for users, such as TikTok, SnapChat, Video Star and Zoomerang. Additionally, as we introduce new services and products, as our existing services and products evolve, or as other companies introduce new products and services, we may become subject to additional competition from:

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

We believe that the following features differentiate us from our competitors and provide us with a possible competitive advantage with respect to our target market:

•	We provide children with a social media experience in a safe and controlled environment;

•	We encourage direct parental involvement and oversight;

•	We produce content developed by “kids and for kids”;

•	We have developed a registration process to safely register children on the website;

•	We provide live monitoring of the website by trained individuals to help protect children from malicious content that may be found on other social networking sites available to children, supplemented by standard “bad word” filtering software; and

•	We have developed the only COPPA compliant app that offers live commenting, hashtags, streaming video content and the ability to record and share videos.

We believe that Grom Social is one of the only social media platforms that offers games, chatrooms, educational services, social interaction, exclusive content, global connectivity, and group collaboration to develop new content and activities based on user behavior in one platform.

TD Holdings

We have extensive competition in our animation business from production companies in Korea, Taiwan, Canada, India and, to a lesser degree, China, Malaysia, Singapore, and Thailand. Businesses in these countries, such as Malaysia, may receive government subsidies which can increase competitive pressure.

Our intention is for Top Draw to remain competitive for the production of family-oriented, animated television series and movies and other family-oriented entertainment products produced by major movie studios, including Disney, DreamWorks Animation, Warner Bros. Entertainment, Netflix, Nickelodeon, and numerous other independent motion picture production companies.

The primary competitors of Top Draw in the Philippines are Toon City Animation, Snipple Animation Studio, and Synergy 88 Digital.

Growth in the television industry is being driven by larger streaming companies such as Netflix, Disney Plus, NBC, Amazon Prime, and Facebook. Competition is primarily based on the ability to reach an audience directly and deliver products that meet consumer demand. The success of these streaming companies is primarily related to the size and reach of their user or subscriber base.

Grom Educational Services

We believe our primary competitors for web filtering products and services are iBoss, Lightspeed and Securly. There are other large companies that offer web filtering products including Forcepoint (Websense), Bluecoat, Palo Alto Networks, Barracuda and Cisco. However, we believe these companies are enterprise focused whereby they sell numerous products with web filtering representing a minimal component of their portfolio.

Grom Nutritional Services

We believe that consumer awareness regarding the benefits of dietary supplements and new product availability are the major drivers for the market worldwide. The global nutritional supplements market size was valued at $273.9 billion in 2018 and is anticipated to expand at a compound annual growth rate of 6.4% over the forecast period from 2019 to 2025 according Grand View Research. The largest of our competitors are Axxess Pharma Inc., Celsius Holdings, Inc., GNC Holdings Inc., and Pfizer Inc.

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

The nutritional supplements that we intend to market to children are governed by the US Food and Drug Administration (“FDA”). The FDA defines supplements as a product intended to increase its levels in the diet. These may include vitamins, minerals, herbs, amino acids, or other plant-based substances. Over-the-counter supplements do not undergo the same formal approval process as prescription and over-the-counter drugs. The FDA does not require supplement manufacturers to submit their products to the FDA for review nor receive FDA approval, however, before marketing, companies must ensure they are not making false claims on the product label to mislead consumers. Like other food substances, dietary supplements are not subject to the safety and efficacy testing requirements imposed on drugs, and unlike drugs they do not require prior approval by the FDA; however, they are subject to the FDA regulations regarding adulteration and misbranding.

Intellectual Property

To establish and protect our proprietary rights we rely on a combination of trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee non-disclosure and invention assignment agreements, and other contractual rights. We do not believe that our proprietary website is dependent on any single copyright or groups of related patents or copyrights. We currently own six trademarks.

Country	Mark	Status	Class	Serial Number	Filing Date	Registration Number	Registration Date	Owner Name	Expiration or Renewal Date
United States	GROM SOCIAL	Registered	045	85562637	03/07/2012	4236835	11/06/2012	Grom Social LLC	11/06/2018
United States		Registered	045	85632192	05/22/2012	4242103	11/13/2012	Grom Social LLC	11/13/2018
United States	GROM	Registered	042	85808178	12/20/2012	4464931	01/14/2014	Grom Social LLC	01/14/2020
United States	GROMPOUND	Registered	041	85865569	03/04/2013	4380376	08/06/2013	Grom Social, LLC	08/06/2019
United States	SOLAR SKATE	Registered	009	86218046	03/11/2014	4646714	11/25/2014	Grom Social, Inc.	11/25/2020
United States	TECHTOPIA	Registered	009	86346608	07/24/2014	4820748	09/29/2015	Grom Social, Inc.	09/29/2021

Employees

The Company has 12 full-time employees and 4 part-time employees in the United States. Top Draw has 281 full-time employees and 88 part-time and contracted employees in the Philippines.

Item 1A Risk Factors

Risks Related to our Business

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

On a consolidated basis, the Company has incurred significant operating losses since inception and has a working capital deficit. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements of its equity securities and convertible notes and through officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and by obtaining short-term loans. The Company will be required to continue to do so until its consolidated operations become profitable.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

We have a $1,000,000 note issued to the TDH Sellers which matures on June 30, 2021 and $3,000,000 in notes issued to certain accredited investors which mature on March 16, 2024 that are secured by all of the assets of TDH.

On March 16, 2020, the maturity date of the TDH Note was extended from April 1, 2020 to June 30, 2021. If the TDH Note is not paid in full by June 30, 2021, the TDH Sellers could foreclose on their collateral causing us to lose our TDH subsidiary. Furthermore, we issued $3,000,000 of our 12% senior secured convertible notes, dated March 16, 2020, to certain accredited investors. If the senior secured convertible notes are not paid in full by March 16, 2024, the accredited investors could foreclose on their collateral causing us to lose our TDH subsidiary. Either occurrence would have a material adverse impact on the Company.

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

The size of our user base and our users’ level of engagement are critical to our success. We have over 10 million Grom Social users under the age of 13 and an almost equal number of parents in our database as of May 28, 2020. Our future financial performance will be significantly determined by our success in adding, retaining, and engaging users. If people do not perceive our site and the content that we offer to be enjoyable, engaging, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their interaction on our website. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A decrease in user retention, growth, or engagement could render us less attractive to developers and advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect our ability to attract and retain user and to increase their engagement on the website, including, if:

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

We believe that maintaining and enhancing the Grom Social brand is central to expanding our base of users and advertisers. Many of our new users are referred by existing users, and therefore we strive to ensure that our users remain favorably inclined towards our brand. Maintaining and enhancing our brand will depend largely on our ability to continue to provide age-appropriate, enjoyable, reliable, trustworthy, and innovative content and services, which we may not do successfully. We may introduce new content or terms of service that users do not like, which may negatively affect our brand. Additionally, the actions of third-party developers may affect our brand if users do not have a positive experience using third-party apps and websites integrated with our website. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our brand may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain the Grom brand or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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

We face intense competition in all aspects of our business including competition in the animation and web filtering businesses. If we do not provide features and content that will engage and attract users, advertisers and developers we may not remain competitive, and our potential revenues and operating results could be adversely affected.

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

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results. To manage our growth effectively, we must continually evaluate and evolve our business and manage our employees, operations, finances, technology and development, and capital investments efficiently. Our efficiency, productivity and the quality of our Grom Social platform, animation business and web filtering user services and content may be adversely impacted if we fail to appropriately coordinate across our business operations. Additionally, rapid growth may place a strain on our resources, infrastructure, and ability to maintain the quality of our Grom Social platform. If and when our structure becomes more complex as we add additional staff, we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating revenues.

We collect, process, share, retain and use personal information and other data, which subjects us to governmental regulations and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

A variety of federal, state and foreign laws and regulations govern privacy and the collection, use, retention, sharing and security of personal information. We collect, process, use, share and retain personal information and other user data, including information about our users as they interact with our platform, and we have a privacy policy concerning our use of data on our platform. We are subject to COPPA which regulates the collection, use, and disclosure of personal information from children under 13 years of age. and CIPA, which addresses concerns about children's access to obscene or harmful content over the Internet.

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

Future business acquisitions, strategic investments or alliances, if any, as well as business acquisition transactions, could disrupt our business and may not succeed in generating the intended benefits and may, therefore, adversely affect our business, revenue and results of operations.

We completed the acquisition of TD Holdings in 2016 and we may in the future explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

•	our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, or accounting practices or employee issues;

•	failure to successfully integrate acquired businesses;

•	diversion of management's attention from operating our business to addressing acquisition integration challenges;

•	difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds;

•	anticipated benefits may not materialize;

•	retention of employees from the acquired company;

•	integration of the acquired company's accounting, management information, human resources, and other administrative systems;

•	coordination of product development and sales and marketing functions;

•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement, claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

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

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our stockholders.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We regard our trademarks, copyrights, and other intellectual property rights as critical to our success and attempt to protect such intellectual property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

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

The vast majority of Top Draw’s employees do not own an automobile and must commute to work using public transportation. Additionally, the power grid in the Philippines is considered substandard compared to developed countries. Any negative event that impacts public transportation or power generation could result in Top Draw’s employees not being able to go to the office to perform their work thus potentially delaying projects.

Operating Top Draw in the Philippines subjects us to challenges and risks unique to operating a business in the Philippines and if we are unable to manage those challenges and risks, the growth of our business could be limited, and our business could suffer.

Operating Top Draw in the Philippines subjects us to a number of risks and challenges that specifically relate to our Philippine operations. Our Philippine operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our revenue and operating results. These risks and challenges include:

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

Although we report our results of operations in U.S. dollars, approximately 91.2% of our revenue is currently denominated in foreign currencies. We do not hedge against currency fluctuations and unfavorable fluctuations in foreign currency exchange rates. Such fluctuations could have a material adverse effect on our results of operations.

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

During the year ended December 31, 2019, Top Draw accounted for approximately 91.2% of our consolidated revenue. During the same period, three of Top Draw’s clients accounted for approximately 42.3% of our consolidated revenue. Although the relative percentages by client may change from quarter to quarter, the reliance upon a limited number of clients is not expected to change for the foreseeable future. As a result, a decrease in business or revenue from any one or more of these key clients could materially negatively impact Top Draw’s and our revenue, results of operation, and financial condition.

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

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

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

Risks Related to Covid-19

The current outbreak of Covid-19 could have a material and adverse effect on the Company’s business operations. These could include disruptions or restrictions on the Company’s ability to travel or to distribute its products, as well as temporary closures of production facilities. Any such disruption or delay would likely impact our sales and operating results. In addition, Covid-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

As the result of current restrictions put in place to address COVID-19, we have limited access to our corporate and Manila offices, cannot efficiently and fully access our data and records, and many of our corporate and administrative staff is required to work remotely, disrupting interactions among our staff, with our customers and suppliers, and with our accountants, consultants and advisors. The extent to which our results continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, demand for our products, and our ability to provide our products, particularly as result of our employees working remotely and/or the closure of certain offices and production facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 2,100 square feet of office space as our principal executive offices in Boca Raton, Florida for approximately $4,000 per month pursuant to a three-year lease expiring on September 30, 2021.

Our animation business leases portions of three floors comprising in the aggregate of approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila for administration and production purposes. We currently pay approximately $24,000 per month in the aggregate for such space (which increases by approximately 5% per year). These leases expire in December 2022.

Our web filtering business leases approximately 1,400 square feet in Norcross, Georgia, for approximately $2,100 per month pursuant to a five-year lease which expires in December 2023. The lease payments increase by approximately 3% annually.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The last reported sales price of our common stock which trades under the symbol “GRMM” on the OTCQB on June 26, 2020, was $0.075.

Holders

As of June 26, 2020, there were 534 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	–		–	–

Equity compensation plans not approved by security holders (1)	23,849,850	(1)	$0.59	–

______________

(1) Represents (i) options to purchase an aggregate of 21,452,100 shares of common stock issued to officers and employees for services provided to the Company at exercise prices between $0.24 and $0.78 and (ii) options to purchase an aggregate of 2,397,750 shares of common stock issued to consultants and contractors for services provided to the Company at exercise prices between $0.24 and $0.78.

Unregistered Sales of Equity Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On October 1, 2019, we issued 250,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $0.25, to an accredited investor in a private offering, and received proceeds of $25,000.

On October 3, 2019, we issued 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.25, to an accredited investor in a private offering, and received proceeds of $10,000.

On October 29, 2019, we issued 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $0.25, to an accredited investor in a private offering, and received proceeds of $5,000.

On November 19, 2019, we issued 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $0.25, to an accredited investor in a private offering, and received proceeds of $5,000.

On November 26, 2019, we issued 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $0.25, to an accredited investor in a private offering, and received proceeds of $5,000.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. The investors represented to us that they were accredited investor and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment.

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

Overview

We are a media, technology and entertainment company that focuses on delivering content to children under the age of 13 years in a safe secure COPPA compliant platform that can be monitored by parents or guardians.

We were incorporated under the laws of the State of Florida on April 14, 2014, as Illumination America, Inc. and changed our name to Grom Social Enterprises, Inc. on August 17, 2017.

Effective August 17, 2017, we consummated the acquisition of Grom Holdings, pursuant to the terms of the Share Exchange entered into on May 15, 2017. In connection with the Share Exchange, we issued an aggregate of 110,853,883 shares of common stock to the Grom Holdings shareholders, pro rata to their respective ownership. Each share of Grom Holdings was exchanged for 4.17 shares of our common stock. As a result, the stockholders of Grom Holdings owned approximately 92% of our issued and outstanding shares of common stock at such time.

Results of operations for the years ended December 31, 2019 and 2018 include the operations of the Company and its then five wholly-owned subsidiaries.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2019 and December 31, 2018

Revenue

Revenue for the year ended December 31, 2019 was $8,296,997, compared to revenue of $8,644,383 during the year ended December 31, 2018, representing a decrease of $347,386 or 4.0%.

Animation revenue for the year ended December 31, 2019 was $7,565,672, compared to animation revenue of $7,801,157 during the year ended December 31, 2018, representing a decrease of $235,485 or 3.0%. The decrease in animation revenue is primarily attributable to the decline in the overall number of contracts completed, and client delays to the timing and production of certain animation projects.

Web filtering revenue for the year ended December 31, 2019 was $723,800, compared to web filtering revenue of $811,623 during the year ended December 31, 2018, representing a decrease of $87,823 or 10.8%. The decrease is primarily due to a decline in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the year ended December 31, 2019 was $7,525 compared to subscription and advertising revenue of $31,603 during the year ended December 31, 2018, representing a decrease of $24,078 or 76.2%, primarily attributable to a decrease in marketing and promotion activities.

Gross Profit

Our gross profits vary significantly by subsidiary. Historically, our animation business has realized gross profits between 45% and 55%, while our web filtering business has realized gross profits between 75% and 90%. Additionally, our gross profits may vary from period to period due to the nature of the business of each subsidiary, and the timing and volume of customer contracts and projects. Current gross margins percentages may not be indicative of future gross margin performance.

Gross profit for the years ended December 31, 2019 and 2018 were $3,686,036, or 44.4%, and $4,265,725, or 49.3%, respectively. The decrease in gross profit is primarily attributable to the decrease in our consolidated revenue described above and increased infrastructure and capacity costs as we preliminarily explored to building and staffing for 3D animation production capability.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $6,664,933, compared to operating expenses of $8,141,496 during the year ended December 31, 2018, representing a decrease of $1,476,563 or 18.1%. The decrease is primarily attributable to a decrease in general and administrative expenses and professional services fees resulting from reduced investor relations services and general cost cutting efforts undertaken by the Company. General and administrative expenses were $5,140,100 for the year ended December 31, 2019, compared to $5,559,389 for the year ended December 31, 2018, representing a decrease of $419,289 or 7.5%. Professional fees were $908,093 for the year ended December 31, 2019, compared to $1,522,881 for the year ended December 31, 2018, representing a decrease of $614,788 or 40.4%.

Other Income (Expense)

Net other expense for the year ended December 31, 2019 was $1,577,002, compared to a net other expense of $986,665 for the year ended December 31, 2018, representing an increase of $590,337 or 59.8%. The increase in net other expense is primarily attributable to an increase in interest expense.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $1,705,123 for the year ended December 31, 2019, compared to $1,021,801 during the year ended December 31, 2018, representing an increase of $683,322 or 66.9%. The increase is attributable to servicing higher levels of debt and certain other financing costs during the year ended December 31, 2019.

During the year ended December 31, 2019, we recorded a one-time extinguishment loss of $363,468 related to the amendment of our $4,000,000 promissory note issued with our acquisition of TD Holdings. This was offset by a one-time gain of $429,000 related to the change in fair value of contingent consideration and $45,521 related to the settlement of certain accounts payable.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $5,332,173, or $0.04 per share, for the year ended December 31, 2019, compared to a net loss attributable to common stockholders of $4,877,380, or $0.04 per share, during the year ended December 31, 2018 representing an increase in net loss attributable to common stockholders of $454,793 or 9.3%.

Liquidity and Capital Resources

At December 31, 2019, we had cash and cash equivalents of $506,219.

Net cash used in operating activities for the year ended December 31, 2019 was $1,697,185, compared to net cash used in operating activities of $1,865,601 during the year ended December 31, 2018 representing a decrease in cash used of $168,416. The primary reason for the decrease was due to a change in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2019 was $292,911, compared to net cash used in investing activities of $581,975 during the year ended December 31, 2018 representing a decrease in cash used of $289,064. This decrease is attributable to a reduction in the amount of fixed assets purchased during the year ended December 31, 2019. Substantially all of the purchases were for fixed assets and leasehold improvements to increase or maintain our animation studio’s operating capacity in Manila, Philippines.

Net cash provided by financing activities for the year ended December 31, 2019 was $1,807,143, compared to net cash provided by financing activities of $2,499,919 for the year ended December 31, 2018 representing a decrease in cash provided of $692,776. The decrease is attributable to the reduction in new equity and debt capital raised during the year ended December 31, 2019. Our primary sources of cash from financing activities were attributable to $1,470,000 in proceeds from the sale of preferred and common stock in private placement offerings during the year ended December 31, 2019 as compared to $1,914,702 in proceeds from the sale and issuance of convertible notes during the year ended December 31, 2018.

We currently have a monthly consolidated cash operating loss of approximately $140,000, or approximately $1,700,000 annually. In order to fund our operations for the next 12 months, we believe that we will be need to raise $2,000,000. Historically, we have funded our operations through sales of equity, debt issuances and officer loans. We have no commitment from any investment banker or other traditional funding sources and, while we have had discussions with various potential funding sources, we have no definitive agreement with any third party to provide us with financing, either debt or equity, and there can be no assurances that we will be able to raise additional funds, or if we are successful, on favorable terms. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

Preferred Stock Issued in Private Placements

On February 22, 2019, we designated 2,000,000 shares of our preferred stock as 10% Series A convertible preferred stock, par value $0.001 per share (“Series A Stock”). The Series A Stock is convertible, at any time, into five shares of our common stock.

On each of February 27, 2019 and March 11, 2019, we received $400,000, or a total of $800,000, in proceeds from the sale of 400,000 shares, or a total of 800,000 shares, of Series A Stock to an accredited investor in a private offering pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D, as promulgated under the Securities Act. As an inducement to purchase the Series A Stock, each investor also received 2,000,000 restricted shares of our common stock.

On April 2, 2019, we received an additional $125,000 in proceeds from the sale of 125,000 shares of Series A Stock to one of the same accredited investors described above. As an inducement to purchase the Series A Stock, the investor also received 625,000 restricted shares of our common stock.

Common Stock Issued in Private Placements

During the year ended December 31, 2019, we issued 5,450,000 shares of our common stock and warrants to purchase 5,450,000 shares of our common stock at an exercise price of $0.25 for proceeds of $545,000 under private placement offerings with accredited investors.

10% Unsecured Convertible Redeemable Note with Variable Conversion Price

On July 9, 2019, we entered into a convertible redeemable note with an unrelated party in the principal amount of $100,000, which included $5,000 in third party fees resulting in net cash proceeds to us of $95,000. The note accrues interest at a rate of 10% per annum, is due on July 9, 2020 and is convertible into our common stock at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest volume weighted average price of our common stock in the preceding 20 trading days.

TDH Secured Notes Offering

On March 16, 2020, we sold (the “TDH Secured Notes Offering”) an aggregate of $3,000,000 of our 12% senior secured convertible notes (the “TDH Secured Notes”), to eleven accredited investors (the “TDH Secured Note Lenders”), pursuant to a subscription agreement with the TDH Secured Note Lenders. Interest on the TDH Secured Notes accrues on the outstanding principal amount at the rate of 12% per annum. Principal and interest on the TDH Secured Notes are payable monthly, on an amortized basis over 48 months, with the last payment due on March 16, 2024. Pursuant to the TDH Secured Notes, we shall cause TD Holdings to pay amounts due under the TDH Secured Notes. If we prepay the amounts due under TDH Secured Notes, we shall pay a prepayment penalty in an amount equal to 4% of the amount prepaid.

The TDH Secured Notes are convertible at the option of the holders at 75% of the average sales price of our common stock over the 60 trading days immediately preceding conversion provided that the conversion price is not be less than $0.10 per share.

Our obligations under the TDH Secured Notes are secured by Grom Holdings’ right, title and interest in and to all of the shares of stock of TDH, and of its wholly owned subsidiary, TDAHK. The TDH Secured Notes rank equally and ratably on a pari passu basis with (i) the other TDH Secured Notes and (ii) those secured promissory notes (the “Original TDH Notes”) issued by us pursuant to the TDH Share Sale Agreement.

If we sell the animation studio located in Manila, Philippines, which is currently owned by TDH through TDAHK (the “Animation Studio”), for more than $12,000,000, and so long as any amount of principal is outstanding under the TDH Secured Notes, we will pay the TDH Secured Notes holders from the proceeds of the sale (i) all amounts of principal outstanding under the TDH Secured Notes, (ii) such amount of interest which would be due and payable assuming the TDH Secured Notes were held to maturity (minus any amounts of interest previously paid hereunder), and (iii) an additional 10% of the amount of principal outstanding under the TDH Secured Notes on the date within five days of the closing of such sale.

In connection with the issuance of the TDH Secured Notes, we issued to each TDH Secured Note holder shares of common stock equal to 20% of the principal amount of such holder’s TDH Secured Note, divided by $0.10. Accordingly, an aggregate of 6,000,000 shares of common stock were issued to the TDH Secured Note holder on March 16, 2020.

Third Amendment to the TDH Share Sale Agreement

On March 16, 2020, we entered into a third amendment (the “Third Amendment”) to the TDH Share Sale Agreement, pursuant to which our subsidiary, Grom Holdings, had acquired 100% of the common stock of TDH (representing ownership of the Animation Studio) from certain individuals (the “TDH Sellers”). We used the proceeds received from the TDH Secured Notes Offering to pay the TDH Sellers $3,000,000 of the principal due under the Original TDH Notes, leaving a balance due to the TDH Sellers of $1,000,000 in principal (plus accrued interest and costs). In addition, the accrued interest of $361,767 due to the TDH Sellers pursuant to the Original TDH Notes will be paid by three monthly payments of $93,922, commencing April 16, 2020, and 12 monthly installments of $6,667 commencing April 16, 2020.

Pursuant to the Third Amendment, the TDH Sellers agreed, among other things:

•	To extend the maturity date of the remaining Original TDH Notes by one year to June 30, 2021;
•	To increase the interest rate on the remaining Original TDH Notes to 12%;
•	To grant a first priority security interest on the shares of TDH and TDAHK to the TDH Sellers, pari passu with the holders of the TDH Secured Notes; and
•	To pay the balance of the Original TDH Notes monthly in arrears, amortized over a four-year period.

Additional Secured Notes Offering

On March 16, 2020, we also issued an aggregate of $365,000 of our 12% senior secured convertible notes (the “Additional Secured Notes”) with substantially the same terms and provisions as provided in the TDH Secured Notes to two accredited investors (the “Additional Secured Note Lenders”); except that the Additional Secured Notes are secured by all of the assets of the Company other than the shares and other assets of TDH and TDAHK pursuant to the terms of a security agreement with the Additional Secured Note Lenders (the “Security Agreement”). These Additional Secured Notes were offered and sold in a private offering (the “Additional Secured Notes Offering”), pursuant to the terms of a subscription agreement by and among us and the Additional Secured Notes Lenders (the “Additional Secured Notes Subscription Agreement”). Prior to this closing, an additional $695,000 of Additional Secured Notes had been sold by us in the Additional Secured Notes Offering.

Interest on the Additional Secured Notes accrues on the outstanding principal amount at the rate of 12% per annum. Principal and interest on the Additional Secured Notes are payable monthly, on an amortized basis over 48 months, with the last payment due on March 16, 2024. If we prepay the amounts due under the Additional Secured Notes, we shall pay a prepayment penalty in an amount equal to 4% of the amount prepaid.

The Additional Secured Notes are convertible at the option of the holders at 75% of the average sales price of our common stock over the 60 trading days immediately preceding conversion; provided, however, that the conversion price shall not be less than $0.10 per share.

In connection with the issuance of the Additional Secured Notes, we issued to each Additional Secured Note Lender shares of common stock equal to 20% of the principal amount of such holder’s Additional Secured Note, divided by $0.10. Accordingly, an aggregate of 730,000 shares of common stock were issued.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the years ended December 31, 2019 and 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, we have incurred significant operating losses since inception.

We will need approximately $2,000,000 to operate and execute our business plan for the next 12 months. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring alternative sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. We base our estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for us was January 1, 2018.

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. We adopted this ASU in accordance with the modified retrospective method, effective January 1, 2018 for all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy U.S. GAAP. Under the applicable revenue recognition guidance for fiscal years 2017 and prior, these transactions were recognized when the amounts were billed to the customer.

As a result of our transition to ASC 606, we recorded a net change in beginning retained earnings of $263,741 on January 1, 2018 due to the cumulative effect of adopting ASC 606.

Animation Revenue

Animation revenue is primarily generated from contracts with customers for preproduction and production services related to the development of animated movies and television series. Preproduction activities include producing storyboards, location design, model and props design, background color and color styling. Production focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after effects. We provide services under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent actual costs vary from estimated costs, our profit may increase, decrease, or result in a loss.

We identify a contract under ASC 606 once (i) it is approved by all parties, (ii) the rights of the parties are identified, (iii) the payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable.

We evaluate the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The services in our contracts are distinct from one another as the referring parties typically can direct all, limited, or single portions of the various preproduction and production activities required to create and design and entire episode to us and we therefore have a history of developing standalone selling prices for all of these distinct components. Accordingly, our contracts are typically accounted for as containing multiple performance obligations.

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

For performance obligations recognized over time, revenue is recognized based on the extent of progress made towards completion of the performance obligation. We use the percentage-of-completion cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs against its contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. The percentage-of-completion cost-to-cost method requires management to make estimates and assumptions that affect the reported amounts of contract assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the total estimated amount of costs that will be incurred for a project or job.

Web Filtering Revenue

Web filtering revenue from subscription sales is recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer hardware and a software and support service license for a period of use between one year to five years. The subscriber is billed in full at the time of the sale. We immediately recognize revenue attributable to the computer hardware as it is non-refundable and control passes to the customer. The advanced billing component for software and service is initially recorded as deferred revenue and subsequently recognized as revenue on a straight-line basis over the subscription period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and December 31, 2018. We use the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

We determine the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, we reassess our current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from our acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. Our amortizable intangible assets consist of customer relationships and non-compete agreements. Their useful lives range from 1.5 to 10 years. Our indefinite-lived intangible assets consist of trade names.

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, we determine fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, we rely on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, our risk relative to the overall market, our size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause us to perform an impairment test prior to scheduled annual impairment tests.

We performed our annual fair value assessment at December 31, 2019 and 2018 on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Long-Lived Assets

We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

We evaluated the recoverability of our long-lived assets on December 31, 2019 and at December 31, 2018, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. We are evaluating the impact of this amendment on our consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for us for interim and annual periods in fiscal years beginning after December 15, 2022. We believe the adoption will modify the way we analyze financial instruments, but we do not anticipate a material impact on results of operations. We are in the process of determining the effects adoption will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROM SOCIAL ENTERPRISES, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Grom Social Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grom Social Enterprises, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

June 30, 2019

GROM SOCIAL ENTERPRISES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$506,219	$633,593
Accounts receivable, net	545,662	1,123,493
Inventory, net	29,562	9,018
Prepaid expenses and other current assets	329,128	449,840
Total current assets	1,410,571	2,215,944
Operating lease right of use assets	874,159	–
Property and equipment, net	852,145	1,036,313
Goodwill	8,853,261	8,853,261
Intangible assets, net	5,953,255	6,340,171
Deferred tax assets, net -- noncurrent	238,581	249,833
Other assets	79,065	114,601
Total assets	$18,261,037	$18,810,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$808,520	$682,285
Accrued liabilities	1,651,482	1,433,037
Advanced payments and deferred revenues	627,082	1,120,228
Convertible notes, net -- current	4,828,656	676,223
Derivative liabilities	77,584	–
Senior secured promissory notes, net -- current	–	3,828,818
Related party payables	462,137	1,181,645
Income taxes payable	–	41,097
Lease liabilities	263,252	–
Total current liabilities	8,718,713	8,963,333
Convertible notes, net of loan discounts	505,000	2,410,614
Lease liabilities -- noncurrent	633,098	–
Contingent purchase consideration	–	429,000
Other noncurrent liabilities	227,229	224,797
Total liabilities	10,084,040	12,027,744

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 925,000 and zero shares issued and outstanding as of December 31, 2019 and 2018, respectively	925	–
Common stock, $0.001 par value. 200,000,000 shares authorized; 167,382,807 and 138,553,655 shares issued and outstanding as of December 31, 2019 and 2018, respectively	167,383	138,554
Additional paid-in capital	58,154,730	52,254,286
Accumulated deficit	(50,048,481)	(45,457,207)
Accumulated other comprehensive loss	(97,560)	(153,254)
Total stockholders' equity	8,176,997	6,782,379
Total liabilities and equity	$18,261,037	$18,810,123

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,	Year Ended December 31,
	2019	2018

Sales	$8,296,997	$8,644,383
Cost of goods sold	4,610,961	4,378,658
Gross profit	3,686,036	4,265,725
Operating expenses
Depreciation and amortization	435,649	473,360
Selling and marketing	116,291	216,548
General and administrative	5,140,100	5,559,389
Professional fees	908,093	1,522,881
Stock based compensation	64,800	369,318
Total operating expenses	6,664,933	8,141,496
Income (loss) from operations	(2,978,897)	(3,875,771)
Other income (expense)
Interest income (expense), net	(1,705,123)	(1,021,801)
Derivative expense	(42,140)	–
Gain (loss) on settlement of debt	(363,468)	–
Unrealized gain (loss) on change in fair value of derivative liabilities	7,826	–
Other gains (losses)	525,903	35,136
Total other income (expense)	(1,577,002)	(986,665)
Income (loss) before income taxes	(4,555,899)	(4,862,436)
Provision for income taxes (benefit)	35,375	14,944
Net income (loss)	(4,591,274)	(4,877,380)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	(740,899)	–

Net loss attributable to common stockholders	$(5,332,173)	$(4,877,380)

Basic and diluted earnings (loss) per common share	$(0.04)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	147,441,651	128,081,259

Comprehensive loss:
Net income (loss)	$(4,591,274)	$(4,877,380)
Foreign currency translation adjustment	55,694	(75,910)
Comprehensive income (loss)	$(4,535,580)	$(4,953,290)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2017	–	$–	124,273,548	$124,274	$47,901,532	$(40,843,568)	$(77,344)	$7,104,894

Net income (loss)	–	–	–	–	–	(4,877,380)	–	(4,877,380)
Change in foreign currency translation	–	–	–	–	–	–	(75,910)	(75,910)
Adjustment due to adoption of ASC 606	–	–	–	–	–	263,741	–	263,741
Issuance of common stock in connection with sales made under private offerings	–	–	3,854,869	3,855	604,863	–	–	608,718
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	256,455	256	61,244	–	–	61,500
Issuance of common stock as compensation to employees, officers and/or directors	–	–	1,200,321	1,200	457,618	–	–	458,818
Issuance of common stock in exchange for consulting, professional and other services	–	–	2,385,505	2,386	822,784	–	–	825,170
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	3,995,304	3,995	1,317,381	–	–	1,321,376
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	1,432,653	1,433	522,168	–	–	523,601
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	805,000	805	481,445	–	–	482,250
Issuance of common stock in connection with the acquisition of a business	–	–	150,000	150	52,350	–	–	52,500
Conversion of convertible notes and accrued interest into common stock	–	–	200,000	200	29,800	–	–	30,000
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	801	–	–	801
Stock based compensation expense related to stock options	–	–	–	–	2,300	–	–	2,300

Balance, December 31, 2018	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (continued)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2018	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379
Net income (loss)	–	–	–	–	–	(4,591,274)	–	(4,591,274)
Change in foreign currency translation	–	–	–	–	–	–	55,694	55,694
Issuance of Series A preferred stock with common stock in connection with sales made under private offerings	925,000	925	–	–	410,226	–	–	411,151
Issuance of common stock in connection with sales of Series A preferred stock	–	–	4,625,000	4,625	509,224	–	–	513,849
Beneficial conversion feature related to preferred stock	–	–	–	–	231,050	–	–	231,050
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	(231,050)	–	–	(231,050)
Accretion of Series A preferred stock	–	–	–	–	509,849	–	–	509,849
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	(509,849)	–	–	(509,849)
Issuance of common stock in connection with sales made under private offerings	–	–	5,450,000	5,450	539,550	–	–	545,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	3,877,516	3,877	774,534	–	–	778,411
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	1,707,690	1,708	587,732	–	–	589,440
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	160,260	160	32,258	–	–	32,418
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	800,000	800	219,200	–	–	220,000
Conversion of convertible notes and accrued interest into common stock	–	–	12,208,686	12,209	2,775,990	–	–	2,788,199
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	51,730	–	–	51,730

Balance, December 31, 2019	925,000	$925	167,382,807	$167,383	$58,154,730	$(50,048,481)	$(97,560)	$8,176,997

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(4,591,274)	$(4,877,380)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	863,994	824,241
Amortization of debt discount	638,626	628,423
Provision for doubtful accounts	41,985	–
Common stock issued for financing costs	32,418	2,250
Common stock issued in exchange for fees and services	778,411	753,170
Deferred taxes	11,252	(48,544)
Derivative expense	42,140	–
Stock based compensation	64,800	461,118
Loss on extinguishment of debt	363,468	–
Unrealized (gain) loss on change in fair value of contingent consideration	(429,000)	–
Unrealized (gain) loss on change in fair value of derivative liabilities	(7,826)	–
Changes in operating assets and liabilities:
Accounts receivable	535,846	(3,048)
Inventory	(20,544)	(212,259)
Prepaid expenses and other current assets	55,912	657,538
Operating lease right of use assets	22,406	–
Other assets	35,536	(33,256)
Accounts payable	153,075	(28,742)
Accrued liabilities	762,909	(230,081)
Advanced payments and deferred revenues	(493,146)	154,528
Income taxes payable and other noncurrent liabilities	(38,665)	(18,564)
Related party payables	(519,508)	105,005
Net cash provided by (used in) operating activities	(1,697,185)	(1,865,601)

Cash flows from investing activities:
Purchase of fixed assets	(292,911)	(581,975)
Net cash provided by (used in) financing activities	(292,911)	(581,975)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	411,151	–
Proceeds from issuance of common stock, net of issuance costs	1,058,849	608,717
Proceeds from exercise of common stock purchase warrants, net of issuance costs	–	61,500
Proceeds from issuance of convertible notes	600,000	1,914,702
Repayments of convertible notes	(262,857)	(75,000)
Repayments of senior, secured promissory notes	–	(10,000)
Net cash provided by (used in) financing activities	1,807,143	2,499,919

Effect of exchange rates on cash and cash equivalents	55,579	144,381
Net increase (decrease) in cash and cash equivalents	(127,374)	196,724
Cash and cash equivalents at beginning of period	633,593	436,869
Cash and cash equivalents at end of period	$506,219	$633,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$521,408	$277,149
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$–	$52,500
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$1,003,621
Common stock issued in connection with long term service contracts	$–	$72,000
Common stock issued to reduce convertible and promissory notes payable	$–	$30,000
Common stock issued to reduce accounts payable and other accrued liabilities	$589,440	$1,321,376
Conversion of convertible notes and accrued interest into common stock	$3,788,199	$–
Discount for beneficial conversion features on convertible notes	$51,730	$801
Discount related to fair value of derivative liabilities associated with convertible notes	$43,270	$–

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1.	NATURE OF OPERATIONS

Grom Social Enterprises, Inc. (the “Company”, “Grom” “we”, “us” or “our”), a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), is a media, technology and entertainment company that focuses on delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA” and can be monitored by parents or guardians.

The Company operates its business through the following four wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation and (ii) Top Draw Animation, Inc. (“Top Draw” or “TDA”), a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

•	Illumination America Lighting, Inc. (“IAL”) was incorporated in the State of Florida on August 21, 2017. IAL operated the Company’s lighting business which was its principal business prior to the Share Exchange. IAL has not generated any revenue since its inception. On December 23, 2019, IAL was voluntarily dissolved.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, convertible debentures and officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans in order to fund its operations.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2019 and 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, GNS, and IAL. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company is January 1, 2018.

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company adopted this ASU in accordance with the modified retrospective method, effective January 1, 2018 for all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy U.S. GAAP.

Under the applicable revenue recognition guidance for fiscal 2017 and prior years, these transactions were recognized when the amounts were billed to the customer.

As a result of the Company’s transition to ASC 606, the Company recorded a net change in beginning retained earnings of $263,741 on January 1, 2018 due to the cumulative effect of adopting ASC 606.

Animation Revenue

For years ended December 31, 2019 and 2018, the Company recorded a total of $7,565,672 and $7,801,157, respectively, of animation revenue from contracts with customers.

Animation revenue is primarily generated from contracts with customers for preproduction and production services related to the development of animated movies and television series. Preproduction activities include producing storyboards, location design, model and props design, background color and color styling. Production focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after effects. The Company provides services under fixed-price contracts. Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent actual costs vary from estimated costs, the Company’s profit may increase, decrease, or result in a loss.

The Company identifies a contract under ASC 606 once (i) it is approved by all parties, (ii) the rights of the parties are identified, (iii) the payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable.

The Company evaluates the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The services in the Company’s contracts are distinct from one another as the referring parties typically can direct all, limited, or single portions of the various preproduction and production activities required to create and design and entire episode to us and we therefore have a history of developing standalone selling prices for all of these distinct components. Accordingly, our contracts are typically accounted for as containing multiple performance obligations.

The Company determines the transaction price for each contract based on the consideration it expects to receive for the distinct services being provided under the contract.

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the services. In determining when performance obligations are satisfied, the Company considers factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of the Company’s revenue is recognized over time as it performs under the contract due to the contractual terms present in each contract which irrevocably transfer control of the work product to the customer as the services are performed.

For performance obligations recognized over time, revenue is recognized based on the extent of progress made towards completion of the performance obligation. The Company uses the percentage-of-completion cost-to-cost measure of progress because it best depicts the transfer of control to the customer as the Company incurs costs against its contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. The percentage-of-completion cost-to-cost method requires management to make estimates and assumptions that affect the reported amounts of contract assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the total estimated amount of costs that will be incurred for a project or job.

Web Filtering Revenue

For years ended December 31, 2019 and 2018, the Company recorded a total of $723,800 and $811,623, respectively, of web filtering revenue from contracts with customers.

Web filtering revenue from subscription sales is recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer hardware and a software and support service license for a period of use between one year to five years. The subscriber is billed in full at the time of the sale. The Company immediately recognizes revenue attributable to the computer hardware as it is non-refundable and control passes to the customer. The advanced billing component for software and service is initially recorded as deferred revenue and subsequently recognized as revenue on a straight-line basis over the subscription period.

Contract Assets and Liabilities

Animation revenue contracts vary with movie contracts typically allowing for progress billings over the contract term while other episodic development activities are typically billable upon delivery of the performance obligation for an episode. These episodic activities typically create unbilled contract assets between episode delivery dates while movies can create contract assets or liabilities based on the progress of activities versus the arranged billing schedule. Revenues from web filtering contracts are all billed in advance and therefore represent contract liabilities until fully recognized on a ratable basis over the contract life.

The following table depicts the composition of our contract assets and liabilities as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Animation contract assets	$513,388	$1,040,309
Web filtering contract assets	24,937	74,743
Other contract assets	7,337	8,441
Total contract assets	$545,662	$1,123,493

Animation contract liabilities	$51,054	$380,749
Web filtering contract liabilities	564,528	727,979
Other contract liabilities	11,500	11,500
Total contract liabilities	$627,082	$1,120,228

For the years ended December 31, 2019 and 2018, the Company recorded $380,749 and $428,481, respectively, in animation revenue and $461,843 and $468,277, respectively, in web filtering revenue which was included in each respective year’s opening contract liability balance.

Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

•	Level 3: Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and 2018. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2019 and 2018.

Fair value, January 1, 2018	$429,000
Change in fair value	–
Fair value, December 31, 2018	$429,000
Change in fair value	(429,000)
Fair value, December 31, 2019	$–

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

Beneficial Conversion Features

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be more than the Federal Deposit Insurance Corporation insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

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

Inventory

Inventory consists of supplies used for the sole purpose of completing animation projects.

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

The Company performed its annual fair value assessment at December 31, 2019, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2019 and 2018, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Accounting for Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740-10-05, Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

Foreign Currency Translation

The functional and reporting currency of TD Holdings and TDAHK is the Hong Kong Dollar. The functional and reporting currency of Top Draw is the Philippine Peso. Management has adopted FASB ASC 830, Foreign Currency Matters for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Comprehensive Gain or Loss

FASB ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2019 and 2018, the Company determined that it had items that represented components of comprehensive income (loss) and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

Advertising Expenses

Advertising costs are expensed as incurred and included in selling and marketing expenses.

Shipping and Handling Costs

Shipping and handling costs related to the acquisition of goods from vendors are included in the cost of sales.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 18,017,076 shares from convertible notes, 23,849,850 shares from vested stock options and 5,664,744 shares from stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Billed accounts receivable	$353,778	$419,802
Unbilled accounts receivable	233,869	703,691
Allowance for doubtful accounts	(41,985)	–
Total accounts receivable, net	$545,662	$1,123,493

As of December 31, 2019, the Company evaluated its outstanding trade receivables and established a provision for doubtful accounts of $41,985. As of December 31, 2018, the Company evaluated its outstanding trade receivables and determined that no provision for doubtful accounts was necessary.

During the year ended December 31, 2019, the Company had three customers that accounted for 42.3% of revenues and one customer that accounted for 38.7% of accounts receivable. During the year ended December 31, 2018, the Company had three customers that accounted for approximately 50.1% of revenues and one customer that accounted for 9.2% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Collaborative development agreement	$–	$95,766
Prepaid rent	17,863	31,773
Vendor advances	6,221	7,867
Prepaid service agreements	172,602	174,920
Employee advance and other payroll related items	56,356	16,208
Other prepaid expenses and current assets	76,086	123,306
Total	$329,128	$449,840

Prepaid expenses and other assets represent advances or prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,184,327	$(1,882,567)	$301,760	$1,937,987	$(1,508,104)	$429,883
Machinery and equipment	175,761	(125,272)	50,489	167,731	(99,900)	67,831
Vehicles	158,849	(77,133)	81,716	153,927	(120,728)	33,199
Furniture and fixtures	399,512	(323,771)	75,741	381,248	(284,410)	96,838
Leasehold improvements	1,081,076	(764,070)	317,006	1,031,687	(623,125)	408,562
Total fixed assets	3,999,525	(3,172,813)	826,712	3,672,580	(2,636,267)	1,036,313
Capital assets not subject to depreciation:
Construction in progress	25,433	–	25,433	–	–	–
Total fixed assets	$4,024,958	$(3,172,813)	$852,145	$3,672,580	$(2,636,267)	$1,036,313

For the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $477,079 and $395,556 respectively.

6.	LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating leases are listed as separate line items on the Company's Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's Consolidated Balance Sheets.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized ROU assets and lease liabilities for operating leases of approximately $874,159 in assets, $263,253 in current liabilities and $633,097 in noncurrent liabilities as of December 31, 2019. During the year ended December 31, 2019, the Company recognized approximately $375,096 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Year Ended December 31, 2019
Cash paid for operating lease liabilities	$352,693
Weighted-average remaining lease term (in years)	3.2
Weighted-average discount rate	10%
Minimum future lease payments	$1,084,771

The following table presents the amortization of the Company’s lease liabilities under ASC 842 as of December 31, 2019:

2020	$263,253
2021	$304,326
2022	$302,781
2023	$25,990
2024	$–

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill at December 31, 2019 and 2018:

Balance, January 1, 2018	$8,800,761
Additions, impairments and other changes	52,500
Balance, December 31, 2018	8,853,261
Additions, impairments or other changes	–
Balance, December 31, 2019	$8,853,261

During the year ended December 31, 2019, the Company issued 150,000 shares valued at $52,000 to acquire the assets of Bonnie Boat & Friends, a preschool entertainment and consumer products brand.

The following table sets forth the components of the Company’s intangible assets at December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(556,400)	$1,043,886	$1,600,286	$(396,371)	$1,203,915
Mobile software applications	2.00	282,500	(282,500)	–	282,500	(282,500)	–
Web filtering software	5.00	1,134,435	(680,661)	453,774	1,134,435	(453,774)	680,661
Noncompete agreements	2.00	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal	–	3,863,859	(1,979,283)	1,497,660	3,863,859	(1,979,283	1,884,576
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$8,319,454	$(1,979,283)	$5,953,255	$8,319,454	$(1,979,283)	$6,340,171

The Company recorded amortization expense for intangible assets subject to amortization of $386,916 for the year ended December 31, 2019 and $428,686 during the year ended December 31, 2018.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2020	$386,916
2021	386,916
2022	160,029
2023	160,029
2024	160,029
Thereafter	243,742
$1,497,660

8.	OTHER ASSETS

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

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018

Earnout consideration payable in connection with NetSpective acquisition	$–	$362,500
Executive and employee compensation	1,237,531	792,402
Interest on convertible debentures and promissory notes	314,309	210,221
Other accrued expenses and liabilities	99,641	67,914
Total accrued liabilities	$1,651,482	$1,433,037

On July 1, 2019, the Company issued 465,113 shares of its common stock in satisfaction of the $362,500 in accrued earnout consideration related to the NetSpective acquisition.

10.	RELATED PARTY PAYABLES AND ACTIVITY

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social website and mobile application. These individuals have created over 1,400 hours of original short form content. Mr. Marks’ wife Sarah, his sons Zachary (the founder of Grom), Luke, Jack, and Dawson, and his daughters Caroline and Victoria all work for the Company either as employees or contractors.

•	The amounts they were paid during the year ended December 31, 2019 are as follows: Sarah $12,600, Zachary $40,593, Luke $17,659, Jack $1,800, Victoria $2,250 and Caroline $3,750.

•	The total annual compensation payable to these six individuals for the years ended December 31, 2019 and 2018, was $78,652 and $180,800, respectively, which the Company believes is below market rate for the value of the services performed.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future. Each member of the Marks family is actively involved in the creation of content for the website and mobile app, including numerous videos focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Executive and Other Officers

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the years ended December 31, 2019 and 2018. Neither Mr. Marks nor Mr. Leiner have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet.

During the years ended December 31, 2018 and 2019, Mr. Marks and Mr. Leiner agreed to convert portions of their loans into equity. These transactions are summarized as follows:

Name	Date	Amount of Loan Principal Converted to Equity	Share Price Used for conversion	Trading price of Grom stock on the date of conversion	Shares issued

Darren Marks	10/15/2018	333,333	$0.31	0.19	1,075,268
	12/10/2019	100,000	$0.18	0.10	571,429

Melvin Leiner	10/15/2018	166,667	$0.31	0.19	537,635
	12/10/2019	100,000	$0.18	0.10	571,428

As of December 31, 2019 and 2018, the outstanding balances due to Mr. Marks were $215,122 and $469,506, respectively, and the outstanding balances due to Mr. Leiner were $210,929 and $451,944, respectively.

On July 13, 2018, our director, Dr. Thomas Rutherford loaned the Company $50,000 to help fund operations. The loan is non-interest bearing and callable on demand. Dr. Rutherford does not have any intention of calling the loan at present. The loan balance is classified as a short-term obligation under Related Party Payables on the Company’s balance sheet.

During the first quarter of 2018, Wayne Dearing, Managing Director of TD Holdings, and Stella Dearing, Director of Operations of Top Draw, loaned an aggregate of $435,085 to Top Draw to help to finance working capital needs, capital expenditures, and leasehold improvements at its production facilities in Manila, Philippines. These loans bear interest at a rate of 5% per annum and are callable on demand. As of December 31, 2019, all amounts owed to Mr. and Mrs. Dearing as a result of these loans had been fully repaid.

As of December 31, 2019 and 2018, the aggregate related party payables were $462,137 and $1,181,645, respectively.

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

As of December 31, 2019 and 2018, accrued retirement benefit costs were $227,229 and $224,797, respectively.

12.	DEBT

Convertible Notes

The following tables set forth the components of the Company’s convertible notes as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
0.68% Unsecured Convertible Redeemable Note (TeleMate)	$–	$1,000,000
10% Unsecured Convertible Redeemable Note – Variable Conversion Price	100,000	–
10% Senior Secured Convertible Notes	4,000,000	–
12% Senior Secured Convertible Notes (TDH Secured Notes)	505,000	–
12% Senior Secured Convertible Notes (Newbridge)	289,143	552,000
10% Secured Convertible Notes with Original Issuance Discounts	664,473	2,270,708
Loan discounts	(224,958)	(735,871)
Less: current portion	(4,828,658)	(676,223)
Total convertible notes, net	$505,000	$2,410,614

0.68% Unsecured Convertible Redeemable Note (TeleMate)

On January 1, 2017, the Company issued a three-year 0.68% convertible redeemable note in the principal amount of $1,000,000 (the “TeleMate Note”) to Telemate.Net Software LLC (“TeleMate”) in connection with the acquisition of the assets of NetSpective WebFilter (“NetSpective”). All TeleMate Note principal and accrued interest is payable January 1, 2020. The TeleMate Note is convertible at the election of the noteholders into the Company’s’ common stock at a conversion rate of $0.78 per share. Furthermore, if not previously converted by the noteholders, the TeleMate Note may be converted by the Company into shares of the Company’s common stock at a rate of $0.48 per share commencing on November 1, 2019.

Under the terms of the asset purchase agreement, dated January 1, 2017, between TeleMate and the Company, in which TeleMate had the obligation to collect certain monies on behalf of the Company, TeleMate failed to remit $146,882 it had collected on the Company’s behalf from NetSpective customers. As a result of TeleMate’s non-payment, and to avoid litigation, on January 12, 2018, TeleMate and the Company entered into a First Modification to the asset purchase agreement (the “Modification”).

Under the terms of the Modification, TeleMate agreed:

•	to pay the Company $10,000 per month against their outstanding balance of $146,822.

•	not to exercise the conversion feature of the TeleMate Note, and that 464,744 earnout shares, valued at $362,500 provided for in the asset purchase agreement will not be issued until all payments are paid in full.

•	to extend the January 1, 2020 maturity date until such time that all payments are paid in full.

•	and that all interest payments due from the Company to TeleMate be suspended indefinitely until all payments are paid in full.

In April 2019, TeleMate completed repaying its obligation to the Company.

On December 4, 2019, the Company elected to convert the TeleMate Note principal balance and accrued interest into 2,113,428 shares of its common stock.

10% Unsecured Convertible Redeemable Note – Variable Conversion Price

On July 9, 2019, the Company issued a convertible redeemable note to an unrelated party in the principal amount of $100,000 less $5,000 in third party fees resulting in net cash proceeds to the Company of $95,000. The note accrues interest at a rate of 10% per annum, is due on July 9, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days.

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its fair value was determined to be $51,730. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible note.

The Company also analyzed the conversion feature of the note for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate. The aggregate fair value of the derivative at the issuance date of the note was $85,410 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $43,270 which was up to the face value of the convertible note with the excess fair value at initial measurement of $42,140 being recognized as derivative expense.

At December 31, 2019, the Company remeasured the fair value of its derivative liability at $77,584 and recorded an unrealized gain of $7,826 from change in fair value for the year ended December 31, 2019. The fair value of the embedded derivative was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 138.9%, (2) risk-free interest rate of 1.59%, (3) an exercise price of $0.063, and (4) an expected life of 0.52 years.

12% Senior Secured Convertible Notes (Newbridge Offering)

On November 30, 2018, the Company closed a private offering in which it sold 12% secured convertible promissory notes (“12% Notes”) in an aggregate principal amount of $552,000 and issued an aggregate of 730,974 shares of its common stock to nine accredited investors pursuant to a private placement memorandum and subscription agreement. The 12% Notes which are due and payable two years from issuance are secured by certain assets of the Company and rank senior to all other indebtedness of the Company except for the $4,000,000 promissory notes (the “TD Notes”) issued to the shareholders of TD Holdings in connection with a share sale agreement dated June 30, 2016, as amended. Messrs. Marks and Leiner pledged an aggregate of 10,000,000 shares of common stock of the Company pursuant to a pledge and security agreement to secure the timely payment of the 12% Notes. The 12% Notes are convertible, in whole or in part, by the note holders at a conversion rate of $0.40 if the Company’s common stock trades or is quoted at more than $0.40 per share for 10 consecutive days. The conversion price is subject to adjustment resulting from certain corporate actions including the subdivision or combination of stock, payment of dividends, reorganization, reclassification, consolidations, merger or sale of the Company.

Interest on the 12% Notes is payable monthly in 21 equal installments commencing four months after the issuance of the 12% Notes. Upon the occurrence of an event of default, the interest rate will increase to 15% and the 12% Notes will become immediately due and payable. The Company may prepay the 12% Notes in full at any time by paying accrued interest and 110% of the outstanding principal balance. Newbridge Securities Corporation acted as exclusive placement agent for the offering and received (i) $55,200, (ii) 113,586 shares of common stock; and (iii) $11,040, representing a non-accountable expense allowance for its services.

As of December 31, 2019 and 2018, the remaining principal balance on the 12% Notes was $289,143 and $552,000, respectively, and the remaining unamortized discounts were $161,864 and $338,443, respectively.

12% Senior Secured Convertible Notes (TDH Secured Notes Offering)

As of December 31, 2019, the Company received $505,000 from investors that purchased the Company’s 12% senior secured convertible notes payable monthly on an amortized basis over 48 months. See Note 16 – Subsequent Events for more information.

10% Secured Convertible Notes with Original Issuance Discounts

During the year ended December 31, 2017, the Company issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $601,223. The notes were issued with original issuance discounts of 10.0%, or $60,122, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.78. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 150,305 shares of common stock as an inducement to lend. These shares were valued at $78,321 with share prices ranging between $0.48 and $0.70 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of December 31, 2019 and 2018, the principal balance of these notes was $336,223 and $601,223, respectively, and the remaining balance on the associated loan discounts was $0 and 69,122, respectively.

During the year ended December 31, 2018, the Company issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $1,313,485 in a private offering. The notes were issued with original issuance discounts of 10.0%, or $131,348, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.78. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 328,371 shares of common stock as an inducement to lend. These shares were valued at $198,259 with share prices ranging between $0.30 and $0.81 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of December 31, 2019 and 2018, the principal balance of these notes was $272,250 and $1,313,485, respectively, and the remaining balance on the associated loan discounts was $6,500 and $202,216, respectively.

During the year ended December 31, 2018, the Company also issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $356,000 in a private offering. The notes were issued with original issuance discounts of 20.0%, or $71,200, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.50. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 203,000 shares of common stock as an inducement to lend. These shares were valued at $62,269 with share prices ranging between $0.29 and $0.35 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of December 31, 2019 and 2018, the principal balance of these notes was $56,000 and $356,000, respectively, and the remaining balance on the associated loan discounts was $6,594 and $112,475, respectively.

Senior Secured Promissory Notes

The following tables set forth the components of the Company’s senior, secured promissory notes at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Principal value of promissory notes	$–	$4,000,000
Loan discounts	–	(171,182)
Total promissory notes, net	$–	$3,828,818

On June 20, 2016, the Company issued $4,000,000 of senior secured promissory notes to the shareholders of TD Holdings (the “TDH Sellers”) in connection with a share sale agreement pursuant to which the Company acquired 100% of the common stock of TD Holdings (“the TDH Share Sale Agreement”). The notes bear interest at 5.0% per annum and are due on the earlier of (i) June 20, 2018 or (ii) the date on which the Company successfully completes a qualified initial public offering as defined in the agreement. The notes are collateralized by all of the assets of TD Holdings.

First Amendment to the TDH Share Sale Agreement

On January 3, 2018, the Company entered into an amendment to the TDH Share Sale Agreement (the “First Amendment”). Under the terms of the First Amendment:

•	The maturity date of the notes was extended from July 1, 2018 until July 1, 2019.

•	The interest rate on the notes during for one-year extension period from July 2, 2018 to July 1, 2019 was increased to 10%.

•	Interest is payable quarterly in arrears during the one-year extension period, instead of annually in arrears. The first such quarterly interest payment of $100,000 is due on September 30, 2018.

•	Under the terms of the terms of TDH Share Sale Agreement, the TDH Sellers could earn up to an additional $5.0 million in contingent earnout payments. The original earnout period ended on December 31, 2018. The First Amendment extended the earnout period by one year to December 31, 2019.

As consideration to enter into the First Amendment, the Company issued 800,000 shares of its common stock valued at $480,000 to the TDH Sellers.

Second Amendment to the TDH Share Sale Agreement

On January 15, 2019, the Company entered into a second amendment to the TDH Share Sale Agreement (the “Second Amendment”). Under the terms of the Second Amendment:

•	The maturity date of the notes was extended from July 1, 2019 to April 2, 2020.

•	The TDH Sellers shall have the right to convert the notes at a conversion price of $0.27 per share, either in whole or in part at any time prior to the maturity, subject to the terms and conditions set forth in the Second Amendment.

•	In the event that the notes are not repaid prior to July 2, 2019, no funds will be transferred by TDH to the Company.

•	The payment terms of the contingent earnout was modified from 50% payable in cash and 50% payable in stock to 75% payable in cash and 25% payable in stock.

As consideration to enter into the Second Amendment, the Company issued an additional 800,000 shares of its common stock valued at $220,000 to the TDH Sellers.

Due to the inclusion of a conversion feature, the Second Amendment was considered an extinguishment and subsequent reissuance of the notes under the guidelines of ASC 470-20-40-7 through 40-9. As a result, the Company recorded a loss on the extinguishment of debt of $363,468 related to the Second Amendment during the year ended December 31, 2019.

The principal value of the notes was reclassified to convertible notes, net – current on the Company’s Consolidated Balance Sheets as of December 31, 2019.

Future Minimum Principal Payments

The principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2020	$4,827,643
2021	$417,663
2022	$128,924
2023	$145,275
2024 and thereafter	$39,111

13.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Current:
Federal	$–	$–
State and local	–	–
Foreign	–	74,356
Total current	–	74,356
Deferred:
Federal	–	–
State and local	–	–
Foreign	35,375	(59,412)
Total deferred	35,375	(59,412)
Total	$35,375	$14,944

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Tax benefit at the statutory federal rate	–%	–%
Increase (decrease) in rate(s) resulting from:
Foreign operations, net	(0.8)	(0.3)
Change in deferred taxes	21.8	21.3
Change in valuation allowance	(21.8)	(21.3)
Total	(0.8)%	(0.3)%

The following tables set forth the components of income taxes payable as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Federal	$–	$–
State and local	–	–
Foreign	–	41,907
Total	$–	$41,907

The following tables set forth the components of deferred income taxes as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Non-current deferred tax assets:
Retirement benefits	$68,169	$67,439
Write down of investment(s)	65,420	62,421
Deferred revenue net	59,016	96,090
Other	45,976	23,833
Net operating loss carryforwards	4,661,804	4,150,813
Less: valuation allowance	(4,661,804)	(4,150,813)
Total non-current deferred tax asset	238,581	249,783
Total deferred tax asset	$238,581	$249,783

The deferred tax asset relates solely to the Company’s foreign animation operations. The Company believes these assets are realizable in future periods due to the historic profitability of its animation business.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018.

The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain of the Company’s foreign subsidiaries as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. The Company believes that no such tax will be due since the foreign subsidiaries have paid taxes locally and that the cumulative undistributed earnings of the foreign subsidiaries are not material.

As of December 31, 2019, the Company had federal, state and foreign net operating loss carryforwards of approximately $21.2 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2038.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2014 through 2018. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.

The Company has made its assessment of the level of tax authority for each tax position, including the potential application of interest and penalties, based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist.

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share and had 925,000 shares of preferred stock issued and outstanding as of December 31, 2019. No shares of preferred stock were issued and outstanding as of December 31, 2018.

Preferred Stock Issued in Private Placements

On February 22, 2019, the Company designated 2,000,000 shares of its preferred stock as 10% Series A convertible preferred stock, par value $0.001 per share (“Series A Stock”). The Series A Stock is convertible, at any time, into five shares of common stock of the Company.

On each of February 27, 2019 and March 11, 2019, the Company received $400,000, or a total of $800,000, in proceeds from the sale of 400,000 shares of Series A to an accredited investor in a private offering pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D, as promulgated under the Securities Act. As an inducement to purchase the Series A Stock, each investor also received 2,000,000 restricted shares of the Company’s common stock.

On April 2, 2019, the Company received an additional $125,000 in proceeds from the sale of 125,000 shares of Series A to one of the same accredited investors described above. As an inducement to purchase the Series A Stock, the investor also received 625,000 restricted shares of the Company’s common stock.

Common stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 167,382,807 and 138,553,655 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.

Common Stock Issued in Private Placements

During the year ended December 31, 2019, the Company issued 5,450,000 shares of common stock and warrants to purchase 5,450,000 shares of common stock at an exercise price of $0.25 for proceeds of $545,000 under private offerings with accredited investors.

During the year ended December 31, 2018, the Company issued 3,854,869 shares of common stock for proceeds of $608,718 under private offerings with accredited investors.

Common Stock Issued in Connection with the Exercise of Warrants

There was no common stock issued in connection with the exercise of stock warrants during the year ended December 31, 2019.

During the year ended December 31, 2018, the Company issued 256,455 shares of common stock for proceeds of $61,500 under a series of stock warrant exercises at an average share price of $0.24 per share.

Common Stock Issued as Compensation to Employees, Officers, Directors and/or Contractors

During the year ended December 31, 2019, the Company issued 3,877,516 shares of common stock with a fair market value of $778,411 to contractors for services rendered.

During the year ended December 31, 2018, the Company issued 1,200,321 shares of common stock with a fair market value of $458,918 to employees, officers and directors in lieu of cash payment. Additionally, the Company issued 2,385,505 shares of common stock with a fair value of $825,170 to contractors for services rendered.

Common Stock Issued in Lieu of Cash for Loans Payable and Other Accrued Obligations

During the year ended December 31, 2019, the Company issued 1,707,690 shares of common stock with a fair market value of $589,440 to satisfy loans payable and other accrued obligations.

During the year ended December 31, 2018, the Company issued 3,995,304 shares of common stock with a fair market value of $1,321,376 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Amendment of Terms of a Promissory Note

During the year ended December 31, 2019, the Company issued 800,000 shares of common stock valued at $220,000 to amend the terms of a promissory note.

During the year ended December 31, 2018, the Company issued 805,000 shares of common stock valued at $482,250 to amend the terms of a promissory note.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the year ended December 31, 2019, the Company issued 160,260 shares of common stock valued at $32,418 in connection with the issuance of convertible notes.

During the year ended December 31, 2018, the Company issued 1,432,653 shares of common stock valued at $523,601 in connection with the issuance of convertible notes.

Common Stock Issued in the Acquisition of a Business

There was no common stock issued in the acquisition of a business during the year ended December 31, 2019.

During the year ended December 31, 2018, the Company issued 150,000 shares of common stock valued at $52,500 in connection with the acquisition of a business.

Conversion of Convertible Notes and Accrued Interest into Common stock

During the year ended December 31, 2019, the Company issued 12,202,686 shares of common stock valued at $2,788,199 in connection with the conversion of convertible notes and accrued interest into common stock.

During the year ended December 31, 2018, the Company issued 200,000 shares of common stock valued at $30,000 in connection with the conversion of convertible notes and accrued interest into common stock.

Common Stock Issued in Connection with Secured Convertible Notes with Original Issuance Discounts

There was no common stock issued in connection with the issuance of secured convertible notes with original issuance discounts during the year ended December 31, 2019.

During the year ended December 31, 2018, the Company issued 531,371 shares of common stock valued at $260,528 in connection with the issuance of secured convertible notes with original issuance discounts.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2019 and 2018. All stock warrants are exercisable for a period of approximately five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)

Balance January 1, 2018	1,038,365	$1.36	2.38
Warrants issued	–	$–
Warrants exercised	(–)	$–
Warrants forfeited	(256,455)	$–
December 31, 2018	781,910	$1.36	1.38
Warrants issued	5,450,000	$0.25
Warrants exercised	(–)	$–
Warrants forfeited	(567,166)	$–
Balance 31, 2019	5,664,744	$0.28	1.79

Stock Options

The following table represents all outstanding and exercisable stock options as of December 31, 2019.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

2013	7,735,350	(834,000)	6,901,350	6,901,350	$0.24	3.72
2015	11,467,500	–	11,467,500	11,467,500	$0.36	0.31
2016	5,421,000	–	5,421,000	5,421,000	$0.78	1.19
2018	60,000	–	60,000	60,000	$0.78	3.33
Total	24,683,850	(834,000)	23,849,850	23,849,850	$0.59	2.09

During the years ended December 31, 2019 and 2018, the Company recorded $0 and $2,300 in stock-based compensation expense related to stock options.

15.	COMMITMENTS AND CONTINGENCIES

In the United States, the Company leases approximately 2,100 square feet of office space in Boca Raton, Florida at the rate of $4,000 per month pursuant to a three-year lease which expires in October 2021. The Florida office space is the location of the Company’s corporate headquarters and administrative staff.

The Company’s animation operations leases portions of three floors aggregating approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila. The space is used for administration and production purposes. The Company pays approximately $24,000 per month in the aggregate for such space (which increases by approximately 5% annually). These leases expire in December 2022.

The Company’s web filtering operations lease approximately 1,400 square feet of office space in Norcross, Georgia. The Company pays approximately $2,100 per month pursuant to a five-year lease which expires in December 2023. The lease payment increases by approximately 3% annually.

The future minimum payment obligations as of December 31, 2019, for operating leases are as follows:

2020	$352,888
2021	$367,636
2022	$335,659
2023	$28,588
2024	$–

16.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

TDH Secured Notes Offering

On March 16, 2020, the Company sold (the “TDH Secured Notes Offering”) of an aggregate of $3,000,000 of its 12% senior secured convertible notes (the “TDH Secured Notes”), to eleven accredited investors (the “TDH Secured Note Lenders”), pursuant to a subscription agreement with the TDH Secured Note Lenders. Interest on the TDH Secured Notes accrues on the outstanding principal amount at the rate of 12% per annum. Principal and interest on the TDH Secured Notes are payable monthly, on an amortized basis over 48 months, with the last payment due on March 16, 2024. Pursuant to the TDH Secured Notes, the Company shall cause TD Holdings to pay amounts due under the TDH Secured Notes. If the Company prepays the amounts due under TDH Secured Notes, it shall pay a prepayment penalty in an amount equal to 4% of the amount prepaid.

The TDH Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion; provided, however, that the conversion price shall not be less than $0.10 per share.

The Company’s obligations under the TDH Secured Notes, are secured by Grom Holdings’ right, title and interest in and to all of the shares of stock of TDH, and of the shares of its wholly owned subsidiary, TDAHK. The TDH Secured Notes rank equally and ratably on a pari passu basis with (i) the other TDH Secured Notes and (ii) those secured promissory notes (the “Original TDH Notes”) issued by the Company pursuant to TDH Share Sale Agreement.

If the Company sells the animation studio located in Manila, Philippines, which is currently owned by TDH through TDAHK (the “Animation Studio”), for more than $12,000,000, and so long as any amount of principal is outstanding under the TDH Secured Notes, the Company will pay the TDH Secured Notes holders from the proceeds of the sale (i) all amounts of principal outstanding under the TDH Secured Notes, (ii) such amount of interest which would be due and payable assuming the TDH Secured Notes were held to maturity (minus any amounts of interest previously paid hereunder), and (iii) an additional 10% of the amount of principal outstanding under the TDH Secured Notes on the date within five days of the closing of such sale.

In connection with the issuance of the TDH Secured Notes, the Company issued to each TDH Secured Note holder shares of common stock equal to 20% of the principal amount of such holder’s TDH Secured Note, divided by $0.10. Accordingly, an aggregate of 6,000,000 shares of common stock were issued to the TDH Secured Note holders on March 16, 2020.

Third Amendment to the TDH Share Sale Agreement

On March 16, 2020, the Company entered into a third amendment (the “Third Amendment”) to the TDH Share Sale Agreement, pursuant to which the Company’s subsidiary, Grom Holdings, had acquired 100% of the common stock of TDH (representing ownership of the animation studio) from certain individuals (the “TDH Sellers”). The Company used the proceeds received from the TDH Secured Notes Offering to pay the TDH Sellers $3,000,000 of the principal due under the Original TDH Notes, leaving a balance due to the TDH Sellers of $1,000,000 in principal (plus accrued interest and costs). In addition, the accrued interest of $361,767 due to the TDH Sellers pursuant to the Original TDH Notes will be paid by three monthly payments of $93,922, commencing April 16, 2020, and 12 monthly installments of $6,667 commencing April 16, 2020.

Pursuant to the Third Amendment, the TDH Sellers and the Company agreed, among other things:

•	To extend the maturity date of the remaining Original TDH Notes by one year to June 30, 2021;
•	To increase the interest rate on the remaining Original TDH Notes to 12%;
•	To grant a first priority security interest on the shares of TDH and TDAHK to the TDH Sellers, pari passu with the holders of the TDH Secured Notes; and
•	To pay the balance of the Original TDH Notes monthly in arrears, amortized over a four-year period.

Additional Secured Notes Offering

On March 16, 2020, the Company also issued to two accredited investors (the “Additional Secured Note Lenders”) an aggregate of $365,000 of its 12% senior secured convertible notes (the “Additional Secured Notes”) with substantially the same terms and provisions as provided in the TDH Secured Notes; provided, however, that the Additional Secured Notes are secured by all of the assets of the Company other than the shares and other assets of TDH and TDAHK pursuant to the terms and conditions of a security agreement by and among the Company and the Additional Secured Note Lenders (the “Security Agreement”). These Additional Secured Notes were offered and sold in a private offering (the “Additional Secured Notes Offering”), pursuant to the terms of a subscription agreement by and among the Company and the Additional Secured Notes Lenders (the “Additional Secured Notes Subscription Agreement”). Prior to this closing, an additional $695,000 of Additional Secured Notes had been sold by the Company in the Additional Secured Notes Offering.

Interest on the Additional Secured Notes accrues on the outstanding principal amount at the rate of 12% per annum. Principal and interest on the Additional Secured Notes are payable monthly, on an amortized basis over 48 months, with the last payment due on March 16, 2024. If the Company prepays the amounts due under the Additional Secured Notes, it shall pay a prepayment penalty in an amount equal to 4% of the amount prepaid.

The Additional Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion; provided, however, that the conversion price shall not be less than $0.10 per share.

In connection with the issuance of the Additional Secured Notes, the Company issued to each Additional Secured Note Lender shares of common stock equal to 20% of the principal amount of such holder’s Additional Secured Note, divided by $0.10. Accordingly, an aggregate of 730,000 shares of common stock were issued.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2019, our disclosure controls and procedures and internal control over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

37

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Darren Marks	53	Chief Executive Officer, President and Director

Melvin Leiner	80	Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director

Norman Rosenthal	67	Director

Robert Stevens	54	Director

Dr. Thomas Rutherford	64	Director

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by the board of directors and serve at the discretion of the board of directors.

Biographies

Darren Marks, Chief Executive Officer and President

Darren Marks has served as our Chief Executive Officer since June 2012 and as our President since the Share Exchange on August 17, 2017. From July 6, 2015 until the Share Exchange, Mr. Marks was chairman, chief executive officer, president and a director of Grom Holdings, Inc. From January 2011 to February 2016, Mr. Marks was the President of DNA Brands, Inc., a beverage distributor and formerly a public company quoted on the OTCBB (“DNA Brands”).  Mr. Marks has more than 20 years of executive management experience. In 1991, Mr. Marks co-founded and served as Vice-President of Sims Communications, Inc. a telecommunications company that formerly traded on the NASDAQ (“Sims”), where he was responsible for the creation, design, and funding of a national telecommunications program for clients such as Alamo Rental Car and the American Automobile Association. Mr. Marks attended the University of Florida/Santa Fe Community College from 1986 to 1988.

Mr. Marks’ management and public company experience and his role as Chief Executive Officer and President of the Company, led to the conclusion that he should serve as a director.

Melvin Leiner, Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director

Melvin Leiner has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since December 2012 and as our Chief Operating Officer as of the Share Exchange on August 17, 2017. From July 6, 2015, until the Share Exchange, Mr. Marks was vice chairman, executive vice president, chief financial officer, secretary and a director of Grom Holdings, Inc. Mr. Leiner was the co-founder of DNA Brands where, from January 2011 to February 2016, he served as executive vice president and a director. Mr. Leiner co-founded Sims in 1991 where he served as its chairman, president, and chief executive officer until his resignation in 1997. Mr. Leiner has 50 years of entrepreneurial domestic and international business experience ranging from product creation, development to sales and marketing for public and private companies. Mr. Leiner attended Marshall College where he studied business.

Mr. Leiner’s business experience including with public companies and his sales and marketing experience led to the conclusion that he should serve as a director.

Dr. Thomas J. Rutherford, Independent Director

Dr. Thomas J. Rutherford has served as a director of the Company since August 2017 and as a director of Grom Holdings Inc. since July 2015. Dr. Rutherford is an oncologist and a national expert in cancer, with more than 30 years of highly specialized surgical and clinical expertise in gynecologic cancer care. Dr. Rutherford has been the Director of Oncology for South Florida University in Tampa, Florida since January 2017. Prior thereto, from January 2015 through December 2016, Dr. Rutherford was the Director of Oncology for Connecticut Oncology, a Division of Women’s Health of Connecticut and Director of Cancer Services for Western Connecticut Health Network leading more than 100 physician subspecialists including surgeons, medical oncologists and radiation oncologists. Dr. Rutherford served as Chair of Gynecological Oncology at Yale University Medical School until January 2015. Dr. Rutherford has served on the Strategic Advisory Board at Mira Dx, Inc., a Delaware corporation. Dr. Rutherford practiced at Yale Oncology and served as Professor of Oncology and Director of Oncology Fellowship at Yale University School of Medicine from July 1993 through December 2014. Dr. Rutherford received a Bachelor of Science degree in 1976 from Roanoke College, a Master of Science degree from John Carroll University in 1979 and a Ph.D. from the Medical College of Ohio in 1989.

Mr. Rutherford’s operational experience led to the conclusion that he should serve as a director.

Robert Stevens, Independent Director

Robert Stevens has served as a director since June 2018. Mr. Stevens founded Somerset Capital Ltd., a private capital firm that employs industry-specific skillsets to make strategic investments in distressed and turnaround situations as well as merger and direct investments in private and pre-public companies and has served as its president and managing director since 2001. Mr. Stevens also serves as a court-appointed receiver. Mr. Stevens also served as Managing Director of Technology Partners, a private equity and M&A firm, from 2010 to 2013.

Mr. Stevens financial experience led to the conclusion that he should serve as a director.

Norman Rosenthal, Independent Director

Norman Rosenthal has served as a director since June 2018. Mr. Rosenthal founded Tempest Systems Inc., a technology consultancy firm which offers business development, relationship management and competitive intelligence services. and has served as its chief executive officer since 1986. Mr. Rosenthal has also served in senior management/advisory positions at Micro Focus International plc and Computer Associates International, Inc.

Mr. Rosenthal’s financial experience led to the conclusion that he should serve as a director.

Significant Employee

Wayne Dearing has served as the Managing Director of TD Holdings (which he founded in November 2002) since we acquired TDH on July 1, 2016. Prior thereto, Mr. Dearing served as a financial and operations leader of Hanna-Barbera Australia and Hanna-Barbera Asia. Mr. Dearing also served as general manager of various divisions of Broadcom Australia, which, at the time, was one of Australia’s largest independent media companies

Board Committees

On June 1, 2018, concurrently with the appointment of two independent directors, Mr. Stevens and Mr. Rosenthal, we formed an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Mr. Stevens and Mr. Rosenthal are deemed “independent” non-employee directors as defined by NASDAQ Rule 5605(a)(2). Dr. Rutherford, also met the criteria as an independent director.

Mr. Stevens was appointed to the Nominating and Governance Committee, Audit Committee and Compensation Committee. Mr. Stevens was appointed chair of the Audit Committee and “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Mr. Rosenthal was appointed to the Nominating and Governance Committee, Audit Committee and Compensation Committee. Mr. Rosenthal was appointed the chair of the Nominating and Governance Committee.

Dr. Rutherford was appointed to the Nominating and Governance Committee, Audit Committee and Compensation Committee. Dr. Rutherford was appointed the chair of the Compensation Committee.

All three Committees held one meeting during the year, in which 100% of all directors attended.

Audit Committee

The Audit Committee’s primary responsibilities are to:

•	review our accounting policies and issues which may arise in the course of the audit of our financial statements; and
•	select and retain our independent registered public accounting firm;

Compensation Committee

The general responsibilities of our Compensation Committee include:

•	approving the compensation of our President and Chief Executive Officer and all other executive officers; and
•	approving all equity grants.

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

Director Independence

As of December 31, 2019, our Board of Directors is currently composed of five members, three of whom, Dr. Thomas Rutherford, Robert Stevens, and Norman Rosenthal qualify as independent in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ Capital Market independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the directors nor any of their family members, have engaged in various types of business dealings with us.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons beneficially owning more than ten percent of our equity securities (“Reporting Persons”), to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of these reports received by us, or written representations from the Reporting Persons that no other reports were required, we believe that, during our fiscal year ended December 31, 2019, the Reporting Persons timely filed all such reports, except that each of Darren Marks and Melvin Leiner failed to timely file one Form 4 to report the acquisition of 579,429 and 579,428 shares of common stock, respectively.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2019 and 2018 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Darren Marks	2019	$245,571	(1)	$–	$–	$–	$245,571
Chief Executive Officer and President	2018	$245,571		$–	$–	$–	$245,571

Melvin Leiner	2019	$237,369	(2)	$–	$–	$–	$237,369
Executive Vice President, Chief Financial Officer and Secretary	2018	$237,369		$–	$–	$–	$237,369

(1)	Includes $153,482 which Mr. Marks voluntarily agreed to defer.

(2)	Includes $148,356 which Mr. Leiner voluntarily agreed to defer.

Employment Agreements

On June 1, 2016, the Company entered into an employment agreement with Darren Marks pursuant to which Mr. Marks serves as the Company’s Chief Executive Officer. The employment agreement is for an initial term of three years, which term shall be automatically extended for successive and additional two-year periods unless either party shall provide written notice of termination at least 90 days prior to the end of the then-current term. Under the agreement, Mr. Marks is entitled to an annual base salary of $245,000 (subject to a minimum 5% annual increase each year commencing on January 1, 2017) and an annual incentive bonus of up to an 80% of his base salary. The employment agreement may be terminated by the Company for “cause” (as such term is defined in the agreement), in which case Mr. Marks shall be entitled to his base salary up to the date of termination, without “cause” by the Company or for “good reason”( as such term is defined in the agreement), by Mr. Marks upon 90 days’ prior written notice, in which case Mr. Marks shall be entitled to base salary and health benefits for 18 months from the expiration of the agreement and shall have 10 years to exercise any outstanding stock options. The agreement provides that Mr. Marks has the obligation to mitigate any such severance with any income he may subsequently receive. The agreement also provides that Mr. Marks shall not compete with the Company and shall keep all Company information confidential for one year after the term of the agreement.

On June 1, 2016, the Company entered into an employment agreement with Melvin Leiner pursuant to which Mr. Leiner serves as the Company’s Executive Vice President and Chief Financial Officer. The employment agreement is for an initial term of three years, which term shall be automatically extended for successive and additional two-year periods unless either party shall provide written notice of termination at least 90 days prior to the then current term Under the agreement Mr. Leiner is entitled to an annual base salary of $237,500 (subject to a minimum 5% annual increase each year commencing on January 1, 2017) and an annual incentive bonus of up to 80% of his base salary. The employment agreement may be terminated by the Company for “cause” (as such term is defined in the agreement), in which case Mr. Leiner shall be entitled to his base salary up to the date of termination, without “cause” by the Company or for “good reason”( as such term is defined in the agreement), by Mr. Leiner upon 90 days’ prior written notice, in which case Mr. Leiner shall be entitled to base salary and health benefits for 18 months from the expiration of the agreement and shall have 10 years to exercise any outstanding stock options. The agreement provides that Mr. Leiner has the obligation to mitigate any such severance with any income he may subsequently receive. The agreement also provides that Mr. Leiner shall not compete with the Company and shall keep all Company information confidential for one year after the term of the agreement.

Director Compensation

2019 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Thomas Rutherford	$6,000	–	–	–	–	–	$6,000
Robert Stevens	$6,000	$–	–	–	–	–	$6,000
Norman Rosenthal	$6,000	$–	–	–	–	–	$6,000

All directors are reimbursed for out of pocket expenses related to their board duties. Our employee directors Mr. Marks and Mr. Leiner do not receive any compensation for serving as directors. Our three independent directors receive $1,500 in cash per quarter for their services.

On March 21, 2016, we granted Dr. Rutherford options to purchase 834,400 shares of common stock at $0.78 per share which was equivalent to the price of our most recent private offering of common stock prior to the option grant. The options were valued at $552,741 using the Black-Scholes Model. Under the terms of Mr. Rutherford’s option agreement, 50,000 shares vested immediately upon grant, the remaining 150,000 shares vested at the rate of 41,700 shares per month, commencing July 1, 2016.

Upon his appointment as a director, Mr. Stevens was issued 250,000 shares of the Company’s restricted common stock valued at $0.45 per share or $112,500, of which 70,000 shares vested immediately with 7,500 shares vesting in 24 equal monthly installments commencing on July 1, 2018.

Upon his appointment as director, Mr. Rosenthal was issued 150,000 shares of the Company’s restricted common stock valued at $0.45 per share or $67,500, of which 42,000 shares vested immediately and 4,500 shares will vest in 24 equal monthly installments commencing on the one-month anniversary of the grant date.

Employee Benefit Plans

The Company currently has no employee benefit plans.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding on December 31, 2019.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Darren Marks	4/15/2015	4,170,000	–	$0.72	4/15/2020
	2/15/2016	1,042,500	–	$0.78	2/15/2021

Melvin Leiner	4/15/2015	4,170,000	–	$0.72	4/15/2020
	2/15/2016	1,042,500	–	$0.78	2/15/2021

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of June 26, 2020, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Grom Social Enterprises, Inc., 2060 NW Boca Raton Blvd., #6, Boca Raton, Florida, 33431.

The percentages below are calculated based on 183,000,187 shares of common stock issued and outstanding as of June 26, 2020.

Name of Beneficial Owner	Shares		Percentage
Executive Officers and Directors:
Darren Marks	18,759,846	(1)	10.2%
Melvin Leiner	12,002,334	(2)	6.5%
Robert Stevens	250,000		0.1%
Norman Rosenthal	291,700		0.2%
Dr. Thomas J. Rutherford	3,698,475	(3)	2.0%
All officers and directors as a group (5 persons)	35,002,355	(4)	18.8%

5% or Greater Holders:
Denis J. Kerasotes 31 Fairview Lane Springfield, Illinois 62711	29,809,985	(5)	14.6%
Dale P. Nabb 2835 Webb Girth Road Gainesville, Georgia 30507	21,672,942	(6)	11.2%

(1) Represents (i) 17,717,346 shares held by Family Tys, LLC, a limited liability company (“Family Tys”) of which Mr. Marks is the Managing Member and has voting and dispositive power over the shares held by Family Tys and (ii) 1,042,500 shares of common stock subject to currently exercisable stock options at an exercise price of $0.78 per share. Pursuant to a pledge and security agreement dated November 30, 2018 between the Company, Messrs. Marks and Leiner, and certain 12% senior secured convertible noteholders, 6,666,667 shares of common stock are pledged as collateral against the principal amounts and other obligations due the noteholders.

(2) Represents (i) 10,959,834 shares held by 4 Life LLC, a limited liability company (“4 Life”) of which Mr. Leiner is the Managing Member and has voting and dispositive power over the shares held by 4 Life and (ii) 1,042,500 shares of common stock subject to currently exercisable stock options at an exercise price of $0.78 per share Pursuant to a pledge and security agreement dated November 30, 2018 between the Company, Messrs. Marks and Leiner, and certain 12% senior secured convertible noteholders, 3,333,333 shares of common stock are pledged as collateral against the principal amounts and other obligations due the noteholders.

(3) Includes 834,000 shares subject to currently exercisable stock options at an exercise price of $0.78 per share.

(4) Includes an aggregate of 2,919,000 shares subject to currently exercisable stock options at an exercise price of $0.78 per share.

(5) Includes 21,160,000 shares subject to currently convertible promissory notes at a conversion price of $0.10 per share.

(6) Includes (i) 10,497,942 shares held by Condor Equities, LLC (“Condor”) of which Mr. Nabb is the Manager and has sole voting and dispositive power over the shares held by Condor, (ii) 2,625,000 shares underlying currently convertible Series A preferred stock held by Condor at a conversion price of $0.20 per share, (iii) 5,600,000 shares underlying currently convertible promissory notes held by Condor at a conversion price of $0.10 per share, and (iv) an aggregate of 2,200,000 shares underlying currently exercisable common stock purchase warrants held by Condor at an average exercise price of $0.27 per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Acquisition of TD Holdings

Wayne Dearing, the Managing Director of TD Holdings, was issued a promissory note in the principal amount of $2,000,000 on July 1, 2016 in connection with the Company’s acquisition of TD Holdings. The note, as amended, was due to mature on April 1, 2020. On March 16, 2020, the Company paid Mr. Dearing $1,500,000 against the principal amount of the note, and restructured the remaining $500,000 in unpaid principal. Under the new terms, the note bears interest at a rate of 12% per annum and matures on June 30, 2021. Principal and interest are payable monthly in arrears, amortized over a four-year period.

Additionally, Mr. Dearing was entitled to 50% of any earnout payment contingent upon TD Holdings achieving certain financial milestones as defined in the share exchange agreement. The earnout period, as amended, was extended until December 31, 2019. No earnout consideration was achieved, nor payment made, for any measurement period through December 31, 2019.

Mr. Dearing’s wife, Stella Dearing, is the Director of Operations of Top Draw and receives an annual salary of $83,000.

The Marks Family

Sarah Marks, the wife of Darren Marks, our President and Chief Executive Officer, Zach Marks, Luke Marks, Jack Marks and Dawson Marks, Caroline Marks and Victoria Marks, each Darren Marks’s children are employed or independently contracted by the Company.

During the year ended December 31, 2019, the Marks family was paid as follows: Sarah $12,600, Zachary $40,593, Luke $17,659, Jack $1,800, Victoria $2,250 and Caroline $3,750. During the year ended December 31, 2018, the Marks family was paid as follows: Sarah $33,600, Zach $90,000, Luke $33,800, Jack $5,400, Victoria $6,750 and Caroline $11,250.

Liabilities Due to Executive and Other Officers

Pursuant to verbal agreements, Messrs. Marks and Leiner have made loans to the Company to help fund operations. These loans are non-interest bearing and callable on demand. During the years ended December 31, 2019 and 2018, Mr. Marks loaned $22,000 and $2,000, respectively and Mr. Leiner loaned $81,500 and $39,500, respectively, to the Company.

Messrs. Marks and Leiner converted the following portion of their loans to equity:

Name	Date	Amount of Loan Principal Converted to Equity	Share Price Used for conversion	Trading price of Grom stock on the date of conversion	Shares issued

Darren Marks	10/15/2018	333,333	$0.31	$0.19	1,075,268
	12/10/2019	100,000	$0.18	$0.10	579,429

Melvin Leiner	10/15/2018	166,667	$0.31	$0.19	537,635
	12/10/2019	100,000	$0. 18	$0. 10	579,428

The outstanding amounts as of December 31, 2019 and 2018, due to Mr. Marks were $215,122 and $469,506 and the outstanding amounts due to Mr. Leiner were $210,929 and $451,944, respectively.

On July 13, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan is non-interest bearing and callable on demand.

During the first quarter of 2018, Wayne and Stella Dearing loaned an aggregate of $435,085 to Top Draw to help to finance working capital needs, capital expenditures, and leasehold improvements at its production facilities in Manila, Philippines. These loans bear interest at a rate of 5% per annum and are callable on demand. As of December 31, 2019, all amounts owed to Mr. and Mrs. Dearing as a result of these loans had been fully repaid.

Common Stock and Stock Options Issued to Directors

On March 21, 2016, we granted Dr. Rutherford options to purchase 834,400 shares of common stock at $0.78 per share which was equivalent to the price of our most recent private offering of common stock prior to the option grant. The options were valued at $552,741 using the Black-Scholes Model. Under the terms of Mr. Rutherford’s option agreement, 50,000 shares vested immediately upon grant, the remaining 150,000 shares vested at the rate of 41,700 shares per month, commencing July 1, 2016.

Upon his appointment as a director on June 1, 2018, Mr. Stevens was issued 250,000 shares of the Company’s restricted common stock valued at $0.45 per share or $112,500, of which 70,000 shares vested immediately with 7,500 shares vesting in 24 equal monthly installments commencing on July 1, 2018.

Upon his appointment as director on June 1, 2018, Mr. Rosenthal was issued 150,000 shares of the Company’s restricted common stock valued at $0.45 per share or $67,500, of which 42,000 shares vested immediately and 4,500 shares will vest in 24 equal monthly installments commencing on the one-month anniversary of the grant date.

Director Independence

Our Board is currently composed of five members. We consider Thomas Rutherford, Robert Stevens and Norman Rosenthal to be independent directors.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table reflects the aggregate fees billed for professional services rendered by our principal accountant, BF Borgers, CPA P.C. (“BFB”), in years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Audit Fees	$170,000	$202,801
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2019 and 2018 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by BFB in 2019 and 2018 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with BFB maintaining its independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2019)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
4.3	Certificate of Designation of Series A Convertible Preferred Stock, dated February 22, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019)
4.4	Articles of Amendment to Articles of Incorporation, dated May 31, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2019)
10.1	Form of Sales Rep Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.2	Consulting Agreement and Addendum (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.3	Sublease Agreement with Grom Social, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 3, 2016)
10.4	Purchase and Sale Agreement with Forcefield (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016)
10.5	Copy of Letter of Intent with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2017)
10.6	Share Exchange Agreement with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017)
10.7*	Employment Agreement, dated June 1, 2016, between the Company and Darren Marks (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.8*	Employment Agreement with Melvin Leiner (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.9	Acquisition Agreement of TD Holdings (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.10	Memorandum of Understanding with Fyoosion LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2017)
10.11	Asset Purchase Agreement with Fyoosion LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2018)
10.12	Amending Agreement to the Share Sale Agreement for the Entire Issued Share Capital of TD Holdings Limited and the Secured Promissory Note (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2018)

10.17	$1.0 Million Convertible Promissory Note with TeleMate.net (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.18	Investment Banking Agreement with Newbridge Securities Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.19	Form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.20	Subscription Agreement for Series A Stock (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.21	Purchase and Sale Agreement with TeleMate.Net (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.22	Grom Educational Services Peachtree Pointe Lease (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
10.24	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2019
10.25	Form of 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.26	Form of 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.27	Form of Subscription Agreement for 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.28	Intercreditor Deed (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.29	Security Agent Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.30	Third Amendment to the TDH Share Sell Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.31	Security Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.32	Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
31**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith)
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

* Management compensation agreement

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Grom Social Enterprises, Inc.

Dated: June 30, 2020	By:	/s/ Darren Marks
Darren Marks Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Marks	Chief Executive Officer, President and Chairman	June 30, 2020
Darren Marks	(Principal Executive Officer)

/s/ Melvin Leiner	Vice Chairman, Executive Vice President,	June 30, 2020
Melvin Leiner	Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

/s/ Dr. Thomas Rutherford	Director	June 30, 2020
Dr. Thomas Rutherford

/s/ Robert Stevens	Director	June 30, 2020
Robert Stevens

/s/ Norman Rosenthal	Director	June 30, 2020
Norman Rosenthal

