Form 10-Q
period 2020-03-31
Grom Social Enterprises, Inc.
filed 2020-08-06
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of August 5, 2020, 185,089,355 shares of the registrant’s common stock were outstanding.

GROM SOCIAL ENTERPRISES, INC.

EXPLANTORY NOTE

On March 4, 2020, the Securities and Exchange Commission (the “SEC”) issued an order (as modified on March 25, 2020, the “SEC Order”), providing conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the outbreak of the novel coronavirus (“COVID-19”). On May 15, 2020, Grom Social Enterprises, Inc., a Florida corporation (the “Company”), elected to rely on the conditional filing relief provided under the SEC Order by filing a Current Report on Form 8-K to obtain 45 additional days within which to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”). The filing of this Form 8-K effectively moved the due date for the filing of the Form 10-Q to June 29, 2020. At the expiration of the additional 45-day period, the Company was still unable to file the Form 10-Q, because it needed additional time to complete certain disclosures and analyses to be included in the Form 10-Q due to the ongoing impact of COVID-19. Therefore, the Company filed a Notification of Late Filing on Form 12b-25 to obtain the additional five-day extension for the filing of the Form 10-Q to July 6, 2020. Unfortunately, due the continued effects of COVID-19, the Company was still not able to file the Form 10-Q at that time.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to:

•	adverse economic conditions;

•	the Company’s ability to raise capital to fund its operations

•	the Company’s ability to monetize its gromsocial.com database of users

•	industry competition

•	the Company’s ability to integrate its acquisitions

•	the Company’s ability to attract and retain qualified senior management and technical personnel;

•	the continued effect of the Covid-19 pandemic on the Company’s operations; and

•	other risks and uncertainties related to the social media, animation services, nutritional products, and web filtering services marketplace and our business strategy.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements may not occur or may occur to a different extent or at a different time than we have described.

All forward-looking statements speak only as of the date of this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$834,335	$506,219
Accounts receivable, net	548,126	545,662
Inventory, net	30,528	29,562
Prepaid expenses and other current assets	375,957	329,128
Total current assets	1,788,946	1,410,571
Operating lease right of use assets	806,313	874,159
Property and equipment, net	768,176	852,145
Goodwill	8,853,261	8,853,261
Intangible assets, net	5,856,526	5,953,255
Deferred tax assets, net -- noncurrent	237,539	238,581
Other assets	72,461	79,065
Total assets	$18,383,222	$18,261,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$786,913	$808,520
Accrued liabilities	1,845,989	1,651,482
Advanced payments and deferred revenues	1,069,927	627,082
Convertible notes, net -- current	1,699,632	4,828,656
Derivative liabilities	78,351	77,584
Related party payables	384,762	462,137
Total current liabilities	5,865,574	8,455,461
Convertible notes, net of loan discounts	3,679,384	505,000
Lease liabilities	830,537	896,350
Other noncurrent liabilities	226,076	227,229
Total liabilities	10,601,571	10,084,040

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 925,000 and zero shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	925	925
Common stock, $0.001 par value. 500,000,000 shares authorized; 178,666,260 and 167,382,807 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	178,666	167,383
Additional paid-in capital	59,061,481	58,154,730
Accumulated earnings (deficit)	(51,395,315)	(50,048,481)
Accumulated other comprehensive income	(64,106)	(97,560)
Total stockholders' equity	7,781,651	8,176,997
Total liabilities and equity	$18,383,222	$18,261,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019

Sales	$1,292,239	$1,966,860
Cost of goods sold	612,093	814,502
Gross profit	680,146	1,152,358
Operating expenses:
Depreciation and amortization	195,965	222,428
Selling and marketing	34,317	28,099
General and administrative	1,449,348	1,519,720
Professional fees	52,718	290,769
Stock based compensation	16,200	16,200
Total operating expenses	1,748,548	2,077,216
Income (loss) from operations	(1,068,402)	(924,858)
Other income (expense)
Interest income (expense), net	(277,763)	(376,160)
Gain (loss) on settlement of debt	–	(363,468)
Unrealized gain (loss) on change in fair value of derivative liabilities	(767)	–
Other gains (losses)	98	20,847
Total other income (expense), net	(278,432)	(718,781)
Net income (loss)	(1,346,834)	(1,643,639)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	–	644,205

Net loss attributable to common stockholders	$(1,346,834)	$(2,287,844)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	168,649,145	140,020,849

Comprehensive loss:
Net income (loss)	$(1,346,834)	$(1,643,639)
Foreign currency translation adjustment	33,454	11,104
Comprehensive income (loss)	$(1,313,380)	$(1,632,535)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2018	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

Net income (loss)	–	–	–	–	–	(1,643,639)	–	(1,643,639)
Change in foreign currency translation	–	–	–	–	–	–	11,104	11,104
Issuance of Series A preferred stock with common stock in connection with sales made under private offerings	800,000	800	–	–	354,795	–	–	355,595
Issuance of common stock in connection with sales of Series A preferred stock	–	–	4,000,000	4,000	440,405	–	–	444,405
Beneficial conversion feature related to preferred stock	–	–	–	–	199,800	–	–	199,800
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	(199,800)	–	–	(199,800)
Accretion of Series A preferred stock	–	–	–	–	440,405	–	–	440,405
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	(440,405)	–	–	(440,405)
Issuance of common stock in exchange for consulting, professional and other services	–	–	1,377,338	1,377	348,268	–	–	349,645
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	99,720	100	26,840	–	–	26,940
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	800,000	800	219,200	–	–	220,000

Balance, March 31, 2019	800,000	$800	144,830,713	$144,831	$53,643,794	$(47,100,846)	$(142,150)	$6,546,429

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2019	925,000	$925	167,382,807	$167,383	$58,154,730	$(50,048,481)	$(97,560)	$8,176,997

Net income (loss)	–	–	–	–	–	(1,346,834)	–	(1,346,834)
Change in foreign currency translation	–	–	–	–	–	–	33,454	33,454
Issuance of common stock in exchange for consulting, professional and other services	–	–	2,404,153	2,404	238,101	–	–	240,505
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	500,000	500	49,500	–	–	50,000
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	8,120,000	8,120	560,280	–	–	568,400
Conversion of convertible notes and accrued interest into common stock	–	–	259,300	259	14,741	–	–	15,000
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	44,129	–	–	44,129

Balance, March 31, 2020	925,000	$925	178,666,260	$178,666	$59,061,481	$(51,395,315)	$(64,106)	$7,781,651

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,346,834)	$(1,643,639)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	195,965	222,428
Amortization of debt discount	91,746	147,875
Common stock issued in exchange for fees and services	240,505	349,645
Deferred taxes	1,042	(2,658)
Stock based compensation	16,200	16,200
Loss on extinguishment of debt	–	363,468
Unrealized (gain) loss on change in fair value of derivative liabilities	767	–
Changes in operating assets and liabilities:
Accounts receivable	(2,464)	366,631
Inventory	(966)	517
Prepaid expenses and other current assets	(63,029)	(138,456)
Operating lease right of use assets	24,205	5,548
Other assets	6,605	40,237
Accounts payable	(21,676)	(16,126)
Accrued liabilities	249,506	5,678
Advanced payments and deferred revenues	442,844	(75,197)
Income taxes payable and other noncurrent liabilities	(1,153)	(38,705)
Related party payables	(77,375)	(154,216)
Net cash provided by (used in) operating activities	(244,112)	(550,770)

Cash flows from investing activities:
Purchase of fixed assets	(15,267)	(105,241)
Net cash provided by (used in) financing activities	(15,267)	(105,241)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	–	356,395
Proceeds from issuance of common stock, net of issuance costs	–	443,605
Proceeds from issuance of convertible notes	3,655,000	–
Repayments of convertible notes	(3,078,857)	(26,286)
Net cash provided by (used in) financing activities	576,143	773,714

Effect of exchange rates on cash and cash equivalents	11,352	11,204
Net increase (decrease) in cash and cash equivalents	328,116	128,907
Cash and cash equivalents at beginning of period	506,219	633,593
Cash and cash equivalents at end of period	$834,335	$762,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$67,073
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$568,400	$–
Common stock issued to reduce convertible and promissory notes payable	$–	$–
Common stock issued to reduce accounts payable and other accrued liabilities	$50,000	$26,940
Conversion of convertible notes and accrued interest into common stock	$15,000	$–
Discount for beneficial conversion features on convertible notes	$44,129	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

Grom Social Enterprises, Inc. (the “Company”, “Grom” “we”, “us” or “our”), a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), is a media, technology and entertainment company that focuses on delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians.

The Company operates its business through the following four wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation and (ii) Top Draw Animation, Inc. (“Top Draw” or “TDA”), a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

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

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies.

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and as a result of delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 90% of the Company’s total revenues on a consolidated basis, has been closed.

In response to the outbreak and business disruption, the Company has instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of its administrative offices and production studio. The Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity.

The outbreak has and may continue to spread, which could materially impact the Company’s business. The full extent of potential impacts on the Company’s business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition and results of operations.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at December 31, 2019, as presented in the Company’s Annual Report on Form 10-K filed on June 30, 2020 with the SEC.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three months ended March 31, 2020, the condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, GNS, and IAL. All intercompany accounts and transactions are eliminated in consolidation.

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

Animation Revenue

For the three months ended March 31, 2020 and 2019, the Company recorded a total of $1,153,236 and $1,793,763, respectively, of animation revenue from contracts with customers.

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

Web Filtering Revenue

For the three months ended March 31, 2020 and 2019, the Company recorded a total of $138,143 and $170,590, respectively, of web filtering revenue from contracts with customers.

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

The following table depicts the composition of our contract assets and liabilities as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Animation contract assets	$478,804	$513,388
Web filtering contract assets	61,985	24,937
Other contract assets	7,337	7,337
Total contract assets	$548,126	$545,662

Animation contract liabilities	$456,043	$51,054
Web filtering contract liabilities	602,384	564,528
Other contract liabilities	11,500	11,500
Total contract liabilities	$1,069,927	$627,082

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Billed accounts receivable	$374,876	$353,778
Unbilled accounts receivable	215,022	233,869
Allowance for doubtful accounts	(41,772)	(41,985)
Total accounts receivable, net	$548,126	$545,662

As of December 31, 2019, the Company evaluated its outstanding trade receivables and established a provision for doubtful accounts of $41,985. As of March 31, 2020, the Company determined that no additional provision for doubtful accounts was necessary.

During the three months ended March 31, 2020, the Company had three customers that accounted for 79.4% of revenues and three customers that accounted for 66.7% of accounts receivable. During the year ended December 31, 2019, the Company had three customers that accounted for 42.3% of revenues and one customer that accounted for 38.7% of accounts receivable.

4.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,180,209	$(1,929,637)	$250,572	$2,184,327	$(1,882,567)	$301,760
Machinery and equipment	176,884	(129,547)	47,337	175,761	(125,272)	50,489
Vehicles	158,330	(83,771)	74,559	158,849	(77,133)	81,716
Furniture and fixtures	401,067	(328,597)	72,470	399,512	(323,771)	75,741
Leasehold improvements	1,082,751	(784,816)	297,935	1,081,076	(764,070)	317,006
Total fixed assets	3,999,241	(3,256,368)	760,873	3,999,525	(3,172,813)	826,712
Capital assets not subject to depreciation:
Construction in progress	25,303	–	25,303	25,433	–	25,433
Total fixed assets	$4,024,554	$(3,256,368)	$768,176	$4,024,958	$(3,172,813)	$852,145

For the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $99,236 and $125,699, respectively.

5.	LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating leases are listed as separate line items on the Company's condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended March 31, 2020, the Company recognized approximately $90,993 in total lease costs

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Three Months Ended March 31, 2020
Cash paid for operating lease liabilities	$88,942
Weighted-average remaining lease term	2.9
Weighted-average discount rate	10%
Minimum future lease payments	$995,829

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2020	$263,253
2021	304,326
2022	302,781
2023	25,990
2024 and thereafter	–
$896,350

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At March 31, 2020, the carrying amount of the Company’s goodwill was $8,853,261.

The following table sets forth the components of the Company’s intangible assets at March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(596,407)	$1,003,879	$1,600,286	$(556,400)	$1,043,886
Web filtering software	5.00	1,134,435	(737,383)	397,052	1,134,435	(680,661)	453,774
Subtotal	–	2,734,721	(1,333,790)	1,400,931	2,734,721	(1,237,061)	1,497,660
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$7,190,316	$(1,333,790)	$5,856,526	$7,190,316	$(1,237,061)	$5,953,255

For the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $96,729 and $96,729, respectively, for intangible assets subject to amortization.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2020	$386,916
2021	386,916
2022	160,029
2023	160,029
2024	160,029
Thereafter	243,742
$1,497,660

7.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Executive and employee compensation	$1,357,514	$1,237,531
Interest on convertible debentures and promissory notes	285,812	314,309
Other accrued expenses and liabilities	202,663	99,641
Total accrued liabilities	$1,845,989	$1,651,482

8.	RELATED PARTY PAYABLES

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

•	The amounts paid to these related parties during the three months ended March 31, 2020 were as follows: Zachary $9,500.

•	The amounts paid to these related parties during the three months ended March 31, 2019 were as follows: Sarah $8,400, Zachary $22,500, Luke $9,600, Jack $1,200, Victoria $1,500 and Caroline $2,500.

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

Liabilities Due to Executive and Other Officers

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the three months ended March 31, 2020. Neither Mr. Marks nor Mr. Leiner have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet. As of March 31, 2020 and December 31, 2019, the outstanding balances due to Mr. Marks were $168,590 and $215,122, respectively, and the outstanding balances due to Mr. Leiner were $180,137 and $210,929, respectively.

On July 13, 2018, Dr. Thomas Rutherford, a director, loaned the Company $50,000 to help fund operations. The loan is non-interest bearing and callable on demand. Dr. Rutherford does not have any intention of calling the loan at present. The loan balance is classified as a short-term obligation under Related Party Payables on the Company’s balance sheet.

As of March 31, 2020 and December 31, 2019, the aggregate related party payables were $384,762 and $462,137, respectively.

9.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
10% Unsecured Convertible Redeemable Notes – Variable Conversion Price	$190,000	$100,000
10% Secured Convertible Notes with Original Issuance Discounts	664,473	664,473
12% Senior Secured Convertible Notes (Newbridge)	210,286	289,143
12% Senior Secured Convertible Notes (Original TDH Notes)	1,000,000	4,000,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	3,000,000	505,000
12% Senior Secured Convertible Notes (Additional Secured Notes)	1,060,000	–
Loan discounts	(745,743)	(224,958)
Total convertible notes, net	5,379,016	5,333,658
Less: current portion of convertible notes, net	(1,699,632)	(4,828,658)
Convertible notes, net	$3,679,384	$505,000

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

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its fair value was determined to be $51,730. This amount is recorded as a debt discount and is amortized as interest expense over the term of the note.

The Company also analyzed the conversion feature of the note for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate. The aggregate fair value of the derivative at the issuance date of the note was $85,410 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $43,270 which was up to the face value of the convertible note with the excess fair value at initial measurement of $42,140 being recognized as derivative expense. At March 31, 2020, the Company remeasured the fair value of its derivative liabilities at $78,350 and recorded an unrealized loss of $767 from change in fair value for the three months ended March 31, 2020. The fair value of the embedded derivative was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 166.9%, (2) risk-free interest rate of 0.11%, (3) an exercise price of $0.039, and (4) an expected life of 0.27 years.

On March 1, 2020, the Company issued a convertible redeemable note to an unrelated party in the principal amount of $100,000. The note accrues interest at a rate of 10% per annum, is due on August 31, 2020 and is convertible into common stock of the Company at the option of the noteholder at a rate equal to a 30% discount from the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days.

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its fair value was determined to be $44,129. This amount is recorded as a debt discount and is amortized as interest expense over the term of the note.

10% Secured Convertible Notes with Original Issuance Discounts

During the year ended December 31, 2017, the Company issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $601,223. The notes were issued with original issuance discounts of 10.0%, or $60,122, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.78. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 150,305 shares of common stock as an inducement to lend. These shares were valued at $78,321 with share prices ranging between $0.48 and $0.70 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of March 31, 2020, the principal balance of these notes was $311,223 and all associated loan discounts were fully amortized.

During the year ended December 31, 2018, the Company issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $1,313,485 in a private offering. The notes were issued with original issuance discounts of 10.0%, or $131,348, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.78. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 328,371 shares of common stock as an inducement to lend. These shares were valued at $198,259 with share prices ranging between $0.30 and $0.81 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of March 31, 2020, 2019, the principal balance of these notes was $297,250 and all associated loan discounts were fully amortized.

During the year ended December 31, 2018, the Company also issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $356,000 in a private offering. The notes were issued with original issuance discounts of 20.0%, or $71,200, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.50. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 203,000 shares of common stock as an inducement to lend. These shares were valued at $62,269 with share prices ranging between $0.29 and $0.35 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of March 31, 2020, the principal balance of these notes was $56,000 and the remaining balance on the associated loan discounts was $3,768.

12% Senior Secured Convertible Notes (Newbridge Offering)

On November 30, 2018, the Company closed a private offering in which it sold 12% secured convertible promissory notes (“12% Notes”) in an aggregate principal amount of $552,000 and issued an aggregate of 730,974 shares of its common stock to nine accredited investors pursuant to a private placement memorandum and subscription agreement. The 12% Notes which are due and payable two years from issuance are secured by certain assets of the Company and rank senior to all other indebtedness of the Company except for the $4,000,000 promissory notes (the “TD Notes”) issued to the shareholders of TD Holdings in connection with a share sale agreement dated June 30, 2016, as amended. Messrs. Marks and Leiner pledged an aggregate of 10,000,000 shares of common stock of the Company pursuant to a pledge and security agreement to secure the timely payment of the 12% Notes. The 12% Notes are convertible, in whole or in part, by the noteholders at a conversion rate of $0.40 if the Company’s common stock trades or is quoted at more than $0.40 per share for 10 consecutive days. The conversion price is subject to adjustment resulting from certain corporate actions including the subdivision or combination of stock, payment of dividends, reorganization, reclassification, consolidations, merger or sale of the Company.

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

As of March 31, 2020, the remaining principal balance on the 12% Notes was $210,286 and the remaining unamortized discounts were $111,719.

12% Senior Secured Convertible Notes (Original TDH Notes)

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

The principal value of the notes was reclassified to convertible notes, net – current on the Company’s condensed consolidated financial statements.

Third Amendment to the TDH Share Sale Agreement

On March 16, 2020, the Company entered into a third amendment (the “Third Amendment”) to the TDH Share Sale Agreement, pursuant to which the Company’s subsidiary, Grom Holdings, had acquired 100% of the common stock of TDH (representing ownership of the animation studio) from certain individuals (the “TDH Sellers”). The Company used the proceeds received from the TDH Secured Notes Offering to pay the TDH Sellers $3,000,000 of the principal due under the Original TDH Notes, leaving a balance due to the TDH Sellers of $1,000,000 in principal (plus accrued interest and costs). In addition, the accrued interest of $361,767 due to the TDH Sellers pursuant to the Original TDH Notes will be paid by three monthly payments of $93,922, commencing April 16, 2020, and thereafter nine monthly installments of $6,667.

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

12% Senior Secured Convertible Notes (TDH Secured Notes)

On March 16, 2020, the Company sold (the “TDH Secured Notes Offering”) an aggregate $3,000,000 of its 12% senior secured convertible notes (the “TDH Secured Notes”), to eleven accredited investors (the “TDH Secured Note Lenders”), pursuant to a subscription agreement with the TDH Secured Note Lenders. Interest on the TDH Secured Notes accrues on the outstanding principal amount at the rate of 12% per annum. Principal and interest on the TDH Secured Notes are payable monthly, on an amortized basis over 48 months, with the last payment due on March 16, 2024. Pursuant to the TDH Secured Notes, TD Holdings will pay amounts due under the TDH Secured Notes. Prepayment of amounts due under TDH Secured Notes is subject to a prepayment penalty in an amount equal to 4% of the amount prepaid.

The TDH Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion provided that the conversion price shall not be less than $0.10 per share.

The Company’s obligations under the TDH Secured Notes, are secured by Grom Holdings’ shares of stock of TDH, and of its wholly owned subsidiary, TDAHK. The TDH Secured Notes rank equally and ratably on a pari passu basis with (i) the other TDH Secured Notes and (ii) the Original TDH Notes issued by the Company pursuant to TDH Share Sale Agreement.

If the Company sells the animation studio located in Manila, Philippines, which is currently owned by TDH through TDAHK (the “Animation Studio”), for more than $12,000,000, and so long as any amount of principal is outstanding under the TDH Secured Notes, the Company will pay the TDH Secured Notes holders from the proceeds of the sale (i) all amounts of principal outstanding under the TDH Secured Notes, (ii) such amount of interest which would be due and payable assuming the TDH Secured Notes were held to maturity (minus any amounts of interest previously paid hereunder), and (iii) an additional 10% of the amount of principal outstanding under the TDH Secured Notes within five days of the closing of such sale.

In connection with the issuance of the TDH Secured Notes, the Company issued to each TDH Secured Note holder shares of common stock equal to 20% of the principal amount of such holder’s TDH Secured Note, divided by $0.10. Accordingly, an aggregate of 6,000,000 shares of common stock were issued to the TDH Secured Note holders on March 16, 2020. These shares were valued at $420,000, or $0.07 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the notes. As of March 31, 2020, the principal balance of these notes was $3,000,000 and the remaining balance on the associated loan discounts was $415,625.

12% Senior Secured Convertible Notes (Additional Secured Notes)

On March 16, 2020, the Company issued to seven accredited investors (the “Additional Secured Note Lenders”) an aggregate of $1,060,000 of its 12% senior secured convertible notes (the “Additional Secured Notes”) in a private offering pursuant to a subscription agreement with substantially the same terms as the TDH Secured Notes except that the Additional Secured Notes are secured by all of the assets of the Company other than the shares and other assets of TDH and TDAHK, pursuant to a security agreement by and among the Company and the Additional Secured Note Lenders.

Interest on the Additional Secured Notes accrues on the outstanding principal amount at the rate of 12% per annum. Principal and interest on the Additional Secured Notes are payable monthly, on an amortized basis over 48 months, with the last payment due on March 16, 2024. Prepayment of the amounts due under the Additional Secured Notes is subject to a prepayment penalty of 4% of the amount prepaid.

The Additional Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion provided that the conversion price shall not be less than $0.10 per share.

In connection with the issuance of the Additional Secured Notes, the Company issued to each Additional Secured Note Lender shares of common stock equal to 20% of the principal amount of such holder’s Additional Secured Note, divided by $0.10. Accordingly, an aggregate of 2,120,000 shares of common stock were issued. These shares were valued at $148,000, or $0.07 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of March 31, 2020, the principal balance of these notes was $1,060,000 and the remaining balance on the associated loan discounts was $146,854.

Future Minimum Principal Payments

The principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2020	$1,929,452
2021	$1,758,149
2022	$1,046,862
2023	$1,179,630
2024	$210,666

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share and had 925,000 shares of preferred stock issued and outstanding as of March 31, 2020 and December 31, 2019.

Preferred Stock Issued in Private Placements

On February 22, 2019, the Company designated 2,000,000 shares of its preferred stock as 10% Series A convertible preferred stock, par value $0.001 per share (“Series A Stock”). Each share of Series A Stock is convertible, at any time, into five shares of common stock of the Company.

Common stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 178,666,260 and 167,382,807 shares of common stock issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three months ended March 31, 2020, the Company issued 2,414,053 shares of common stock with a fair market value of $240,505 to contractors for services rendered.

During the three months ended March 31, 2019, the Company issued 1,377,338 shares of common stock with a fair market value of $778,411 to contractors for services rendered.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the three months ended March 31, 2020, the Company issued 500,000 shares of common stock with a fair market value of $50,000 to satisfy loans payable and other accrued obligations.

During the three months ended March 31, 2019, the Company issued 99,720 shares of common stock with a fair market value of $26,940 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the three months ended March 31, 2020, the Company issued 259,300 shares of common stock upon the conversion of $15,000 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Amendment of Terms of a Convertible Note

During the three months ended March 31, 2019, the Company issued 800,000 shares of common stock valued at $220,000 to amend the terms of a convertible note.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the three months ended March 31, 2020, the Company issued 8,120,000 shares of common stock valued at $568,400 in connection with the issuance of convertible notes. Refer to the disclosures for TDH Secured Notes and Additional Secured Notes under Note 9 – Convertible Debt for additional information.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at March 31, 2020 and December 31, 2019. All warrants are exercisable for a period of five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)

Balance January 1, 2019	781,910	$1.36	1.38
Warrants issued	5,450,000	$0.25
Warrants exercised	–	$–
Warrants forfeited	(567,166)	$–
December 31, 2019	5,664,744	$0.28	1.79
Warrants issued	500,000	$0.10
Warrants exercised	–	$–
Warrants forfeited	–	$–
Balance March 31, 2020	6,164,744	$0.26	1.70

Stock Options

The following table represents all outstanding and exercisable stock options as of March 31, 2020.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

2013	7,735,350	(834,000)	6,901,350	6,901,350	$0.24	3.47
2015	11,467,500	–	11,467,500	11,467,500	$0.36	0.06
2016	5,421,000	–	5,421,000	5,421,000	$0.78	0.94
2018	60,000	–	60,000	60,000	$0.78	3.08
Total	24,683,850	(834,000)	23,849,850	23,849,850	$0.59	1.88

During the three months ended March 31, 2020 and 2019, the Company did not record any stock-based compensation expense related to stock options.

11.	COMMITMENTS AND CONTINGENCIES

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

12.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Exchange Agreements

On August 6, 2020, the Company, entered into exchange agreements (the “Debt Exchange Agreements”) with holders of the Company’s (a) 10% convertible notes (the “OID Notes”) in the aggregate amount of $411,223 of outstanding principal and accrued and unpaid interest; (b) 12% secured convertible notes, which were secured against the assets of TD Holdings, (the “TDH Notes”), in the aggregate amount of $1,101,000 of outstanding principal and accrued and unpaid interest; and (iii) 12% secured convertible notes, which were secured against all of the other assets of the Company (the “Other Secured Notes”, and together with the OID Notes and the TDH Notes, the “Notes”) in the aggregate amount of $782,500 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the Debt Exchange Agreements, the holders of the Notes exchanged the outstanding Notes, and all amounts owed by the Company thereunder, for an aggregate of 3,623,884 shares of the Company’s newly designated Series B 8% convertible preferred stock (the “Series B Stock”). At the time of the exchange, all amounts due under the Notes were deemed to be paid-in-full and the Notes were cancelled.

In addition, on August 6, 2020, the Company entered into exchange agreements (the “Series A Exchange Agreements” and together with the Debt Exchange Agreements, the “Exchange Agreements”) with the holders of 925,000 issued and outstanding shares of the Company’s Series A Stock. Pursuant to the terms of the Series A Exchange Agreements, the holders of Series A Stock exchanged their shares for an aggregate of 1,202,500 shares of the Company’s Series B Stock. At the time of the exchange, all of the exchanged shares of Series A Preferred Stock were cancelled.

In connection with the execution and delivery of the Exchange Agreements, the holders of the Notes and the Series A stockholders executed and delivered proxies to Darren Marks and Melvin Leiner, both officers and directors of the Company, granting each of them the power to vote all their shares in the Company for a period of two years. As a result, Messrs. Marks and Leiner, collectively, have an aggregate of 314,596,923 votes, or 71.6% of the voting capital of the Company.

Subscription Agreements

On August 6, 2020, the Company issued an aggregate of 250,000 shares of Series B Stock to one accredited investor (the “Investor”) for gross cash proceeds of $250,000, pursuant to the terms of a subscription agreement.

Series B Stock

On August 4, 2020, the Company filed with the Secretary of State of the State of Florida a Certificate of Designation of Preferences, Rights and Limitations of Series B Stock designating 10,000,000 shares as Series B Preferred Stock. The Series B Stock ranks senior and prior to all other classes or series of the Company’s preferred stock and common stock.

The holder may at any time after the 12-month anniversary of the issuance of the shares of Series B Stock convert such shares into common stock at a conversion price equal to the 30-day volume weighted average price (“VWAP”) of a share of common stock for each share of Series B Stock to be converted. In addition, the Company at any time may require conversion of all or any of the Series B Stock then outstanding at a 50% discount to the 30-day VWAP.

Each share of Series B Stock entitles the holder to fifty votes for each share of Series B Stock. The consent of the holders of at least two-thirds of the shares of Series B Stock is required for the amendment to any of the terms of the Series B Stock, to create any additional class of stock unless the stock ranks junior to the Series B Stock, to make any distribution or dividend on any securities ranking junior to the Series B Stock, to merge or sell all or substantially all of the assets of the Company or acquire another business or effectuate any liquidation of the Company.

Cumulative dividends accrue on each share of Series B Stock at the rate of 8% per annum of the stated value of $1.00 per share and are payable in common stock in arrears quarterly commencing 90 days from issuance.

Upon a liquidation, dissolution or winding up of the Company, the holders of the Series B Stock are entitled to $1.00 per share plus all accrued and unpaid dividends. No distribution may be made to holders of shares of capital stock ranking junior to the Series B Stock upon a liquidation until Series B stockholders receive their liquidation preference. The holders of 66 2/3% of the then outstanding shares of Series B Stock, may elect to deem a merger, reorganization or consolidation of the Company into or with another corporation, not affiliated with said majority, or other similar transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of in exchange for property, rights or securities distributed to holders thereof by the acquiring person, firm or other entity, or the sale of all or substantially all of the assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the Securities and Exchange Commission on June 30, 2020, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

The Company is a media, technology and entertainment company focused on delivering content to children under the age of 13 years in a safe secure Children’s Online Privacy Protection Act compliant platform that can be monitored by parents or guardians. We operate our business through the following four wholly-owned subsidiaries:

•	Grom Social, Inc. was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation and (ii) Top Draw Animation, Inc., a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

Impact of COVID-19

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and as a result of delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 90% of the Company’s total revenues on a consolidated basis, has been closed.

Recent Events

Exchange Agreements

On August 6, 2020, the Company, entered into exchange agreements (the “Debt Exchange Agreements”) with holders of the Company’s (a) 10% convertible notes (the “OID Notes”) in the aggregate amount of $411,223 of outstanding principal and accrued and unpaid interest; (b) 12% secured convertible notes, which were secured against the assets of TD Holdings, (the “TDH Notes”), in the aggregate amount of $1,101,000 of outstanding principal and accrued and unpaid interest; and (iii) 12% secured convertible notes, which were secured against all of the other assets of the Company (the “Other Secured Notes”, and together with the OID Notes and the TDH Notes, the “Notes”) in the aggregate amount of $782,500 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the Debt Exchange Agreements, the holders of the Notes exchanged the outstanding Notes, and all amounts owed by the Company thereunder, for an aggregate of 3,623,884 shares of the Company’s newly designated Series B 8% convertible preferred stock (the “Series B Stock”). At the time of the exchange, all amounts due under the Notes were deemed to be paid-in-full and the Notes were cancelled.

In addition, on August 6, 2020, the Company entered into exchange agreements (the “Series A Exchange Agreements” and together with the Debt Exchange Agreements, the “Exchange Agreements”) with the holders of 925,000 issued and outstanding shares of the Company’s Series A Stock. Pursuant to the terms of the Series A Exchange Agreements, the holders of Series A Stock exchanged their shares for an aggregate of 1,202,500 shares of the Company’s Series B Stock. At the time of the exchange, all of the exchanged shares of Series A Preferred Stock were cancelled.

In connection with the execution and delivery of the Exchange Agreements, the holders of the Notes and the Series A stockholders executed and delivered proxies to Darren Marks and Melvin Leiner, both officers and directors of the Company, granting each of them the power to vote all their shares in the Company for a period of two years. As a result, Messrs. Marks and Leiner, collectively, have an aggregate of 314,596,923 votes, or 71.6% of the voting capital of the Company.

Subscription Agreements

On August 6, 2020, the Company issued an aggregate of 250,000 shares of Series B Stock to one accredited investor (the “Investor”) for gross cash proceeds of $250,000, pursuant to the terms of a subscription agreement.

Series B Stock

On August 4, 2020, the Company filed with the Secretary of State of the State of Florida a Certificate of Designation of Preferences, Rights and Limitations of Series B Stock designating 10,000,000 shares as Series B Preferred Stock. The Series B Stock ranks senior and prior to all other classes or series of the Company’s preferred stock and common stock.

The holder may at any time after the 12-month anniversary of the issuance of the shares of Series B Stock convert such shares into common stock at a conversion price equal to the 30-day volume weighted average price (“VWAP”) of a share of common stock for each share of Series B Stock to be converted. In addition, the Company at any time may require conversion of all or any of the Series B Stock then outstanding at a 50% discount to the 30-day VWAP.

Each share of Series B Stock entitles the holder to fifty votes for each share of Series B Stock. The consent of the holders of at least two-thirds of the shares of Series B Stock is required for the amendment to any of the terms of the Series B Stock, to create any additional class of stock unless the stock ranks junior to the Series B Stock, to make any distribution or dividend on any securities ranking junior to the Series B Stock, to merge or sell all or substantially all of the assets of the Company or acquire another business or effectuate any liquidation of the Company.

Cumulative dividends accrue on each share of Series B Stock at the rate of 8% per annum of the stated value of $1.00 per share and are payable in common stock in arrears quarterly commencing 90 days from issuance.

Upon a liquidation, dissolution or winding up of the Company, the holders of the Series B Stock are entitled to $1.00 per share plus all accrued and unpaid dividends. No distribution may be made to holders of shares of capital stock ranking junior to the Series B Stock upon a liquidation until Series B stockholders receive their liquidation preference. The holders of 66 2/3% of the then outstanding shares of Series B Stock, may elect to deem a merger, reorganization or consolidation of the Company into or with another corporation, not affiliated with said majority, or other similar transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of in exchange for property, rights or securities distributed to holders thereof by the acquiring person, firm or other entity, or the sale of all or substantially all of the assets of the Company.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenue

Revenue for the three months ended March 31, 2020 was $1,292,239, compared to revenue of $1,966,860 during the three months ended March 31, 2019, representing a decrease of $674,621 or 34.3%.

Animation revenue for the three months ended March 31, 2020 was $1,153,236, compared to animation revenue of $1,793,763 during the three months ended March 31, 2019, representing a decrease of $640,527 or 35.7%. The decrease in animation revenue is primarily attributable to the decline in the overall number of contracts completed, and client delays in the timing and production of certain animation projects due to concerns related to the spread of COVID-19.

Web filtering revenue for the three months ended March 31, 2020 was $138,143, compared to web filtering revenue of $170,590 during the three months ended March 31, 2019, representing a decrease of $32,447 or 19.0%. The decrease is primarily due to a decline in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the three months ended March 31, 2020 was $860 compared to subscription and advertising revenue of $2,507 during the three months ended March 31, 2019, representing a decrease of $1,647 or 65.7%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the three months ended March 31, 2020 and 2019 were $680,146, or 52.6%, and $1,152,358, or 58.6%, respectively. The decrease in gross profit is primarily attributable to the decrease in our consolidated revenue as described above.

Operating expenses

Operating expenses for the three months ended March 31, 2020 were $1,748,548, compared to operating expenses of $2,077,216 during the three months ended March 31, 2019, representing a decrease of $328,688 or 15.8%. The decrease is primarily attributable to a decrease in general and administrative expenses and professional services fees resulting from reduced investor relations services, a delay in the timing of certain professional services rendered and general cost cutting efforts undertaken by the Company. General and administrative expenses were $1,449,348 for the three months ended March 31, 2020, compared to $1,519,720 for the three months ended March 31, 2019, representing a decrease of $70,372 or 4.6%. Professional fees were $52,718 for the three months ended March 31, 2020, compared to $290,769 for the three months ended March 31, 2019, representing a decrease of $238,051 or 81.9%.

Other Income (Expense)

Net other expense for the three months ended March 31, 2020 was $278,432, compared to a net other expense of $718,781 for the three months ended March 31, 2019, representing a decrease of $440,349 or 61.3%. The decrease in net other expense is primarily attributable to a decrease in interest expense and a one-time loss on the extinguishment of debt recorded during the three months ended March 31, 2019 as described below.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $277,763 for the three months ended March 31, 2020, compared to $376,160 during the three months ended March 31, 2019, representing a decrease of $98,397 or 26.2%. The decrease is attributable to a reduction in amount of expense recorded for the amortization of debt discounts.

During the three months ended March 31, 2019, we recorded a one-time extinguishment loss of $363,468 related to the amendment of our senior secured promissory notes in the principal amount of $4,000,000 issued to the shareholders of TD Holdings Limited in connection with our acquisition of TD Holdings Limited.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $1,346,834, or $0.01 per share, for the three months ended March 31, 2020, compared to a net loss attributable to common stockholders of $2,287,844, or $0.02 per share, during the three months ended March 31, 2019, representing a decrease in net loss attributable to common stockholders of $941,010 or 41.1%.

Liquidity and Capital Resources

At March 31, 2020, we had cash and cash equivalents of $834,335.

Net cash used in operating activities for the three months ended March 31, 2020 was $244,112, compared to net cash used in operating activities of $550,770 during the three months ended March 31, 2019, representing a decrease in cash used of $306,658, primarily due to a change in operating assets and liabilities and the decrease in our net loss attributable to common stockholders.

Net cash used in investing activities for the three months ended March 31, 2020 was $15,267, compared to net cash used in investing activities of $105,241 during the three months ended March 31, 2019 representing a decrease in cash used of $89,974. This decrease is attributable to a reduction in the amount of fixed assets purchased and leasehold improvements made by our animation studio in Manilla, Philippines during the three months ended March 31, 2020.

Net cash provided by financing activities for the three months ended March 31, 2020 was $576,143, compared to net cash provided by financing activities of $773,714 for the three months ended March 31, 2019, representing a decrease in cash provided of $197,571. The decrease is attributable to the reduction in new equity and debt capital raised during the three months ended March 31, 2020. Our primary sources of cash from financing activities were attributable to $3,655,000 in proceeds from the sale of 12% senior secured convertible notes during the three months ended March 31, 2020, as compared to $800,000 in proceeds from the sale of preferred and common stock in private placement offerings during the three months ended March 31, 2019. On March 16, 2020, the Company repaid $3,000,000 in principal due to the former shareholders of TD Holdings on a convertible note originally dated June 20, 2016.

We currently have a monthly consolidated cash operating loss ranging between $100,000 to $150,000, or approximately $1,200,000 to $1,800,000 annually. In order to fund our operations for the next twelve months, we believe that we will need to raise $2,000,000. Historically, we have funded our operations through sales of equity, debt issuances and officer loans. We currently have no commitment from any investment banker or other traditional funding sources and no definitive agreement with any third party to provide us with financing, either debt or equity, and there can be no assurances that we will be able to raise additional funds, or if we are successful, on favorable terms. Future equity sales may result in dilution to current shareholders and debt may have negative covenants. In addition, the COVID-19 pandemic has had and may continue to have an adverse effect on the capital markets and our ability to raise additional funding. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, we have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the period covered by this Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On January 15, 2020, the Company issued 75,017 shares of common stock to a contractor for technology design services provided to the Company.

On January 15, 2020, the Company issued 50,000 shares of common stock to a consultant for investor relations services provided to the Company.

On January 17, 2020, the Company issued 259,300 shares of common stock to a noteholder upon the conversion of $10,000 in convertible note principal and $5,000 of accrued interest.

On February 12, 2020, the Company issued 50,000 shares of common stock to a consultant for investor relations services provided to the Company.

On February 12, 2020, the Company issued 115,558 shares of common stock to a contractor for technology design services provided to the Company.

On February 12, 2020, the Company issued 600,000 shares of common stock to a consultant for investor relations services provided to the Company.

On February 18, 2020, the Company issued 500,000 shares of common stock to a consultant for advisory board services provided to the Company.

On February 20, 2020, the Company issued 500,000 shares of common stock to a noteholder in satisfaction of $50,000 in accrued interest.

On March 2, 2020, the Company issued 500,000 shares of common stock to a consultant for investor relations services provided to the Company.

On March 13, 2020, the Company issued 113,578 shares of common stock to a contractor for technology design services provided to the Company.

On March 16, 2020, the Company issued 8,120,000 shares of common stock to fifteen noteholders in connection with the issuance of convertible notes in the aggregate principal amount of $4,060,000.

On March 27, 2020, the Company issued 400,000 shares of common stock to its counsel for legal services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.5	Certificate of Designation of Series B 8% Convertible Preferred Stock
10.33	Form of Debt Exchange Agreement for Convertible Promissory Notes
10.34	Form of Exchange Agreement for Series A Preferred Stock
10.35	Form of Subscription Agreement for Series B 8% Convertible Preferred Stock

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2020	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Melvin Leiner
Melvin Leiner
Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

