Form 10-Q
period 2020-06-30
Grom Social Enterprises, Inc.
filed 2020-09-02
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of September 1, 2020, 187,348,894 shares of the registrant’s common stock were outstanding.

GROM SOCIAL ENTERPRISES, INC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$756,790	$506,219
Accounts receivable, net	540,322	545,662
Inventory, net	30,376	29,562
Prepaid expenses and other current assets	259,576	329,128
Total current assets	1,587,064	1,410,571
Operating lease right of use assets	738,467	874,159
Property and equipment, net	694,429	852,145
Goodwill	8,853,261	8,853,261
Intangible assets, net	5,759,797	5,953,255
Deferred tax assets, net -- noncurrent	249,265	238,581
Other assets	74,309	79,065
Total assets	$17,956,592	$18,261,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$774,364	$808,520
Accrued liabilities	1,832,235	1,651,482
Advanced payments and deferred revenues	823,041	627,082
Convertible notes, net -- current	2,904,825	4,828,656
Derivative liabilities	91,517	77,584
Related party payables	310,582	462,137
Lease liabilities -- current	283,789	263,252
Total current liabilities	7,020,353	8,718,713
Convertible notes, net of loan discounts	2,525,828	505,000
Lease liabilities	480,935	633,098
Loans payable	253,912	–
Other noncurrent liabilities	207,725	227,229
Total liabilities	10,488,753	10,084,040

Commitments and contingencies	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; 925,000 and zero shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	925	925
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; 250,000 and zero shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	250	–
Common stock, $0.001 par value. 500,000,000 shares authorized; 184,084,636 and 167,382,807 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	184,085	167,383
Additional paid-in capital	59,665,726	58,154,730
Accumulated earnings (deficit)	(52,348,423)	(50,048,481)
Accumulated other comprehensive income	(34,724)	(97,560)
Total stockholders' equity	7,467,839	8,176,997
Total liabilities and equity	$17,956,592	$18,261,037

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$1,746,979	$2,075,081	$3,039,218	$4,041,941
Cost of goods sold	661,180	1,050,372	1,273,273	1,864,874
Gross margin	1,085,799	1,024,709	1,765,945	2,177,067
Operating expenses:
Depreciation and amortization	193,234	226,371	389,199	448,799
Selling and marketing	21,960	32,934	56,277	61,033
General and administrative	1,093,880	1,224,670	2,543,228	2,744,390
Professional fees	54,760	342,893	107,478	633,662
Stock based compensation	46,400	16,200	62,600	32,400
Total operating expenses	1,410,234	1,843,068	3,158,782	3,920,284
Income (loss) from operations	(324,435)	(818,359)	(1,392,837)	(1,743,217)
Other income (expense)
Interest income (expense), net	(612,379)	(313,622)	(890,142)	(689,782)
Gain (loss) on settlement of debt	–	–	–	(363,468)
Unrealized gain (loss) on change in fair value of derivative liabilities	(13,166)	–	(13,933)	–
Other gains (losses)	(3,128)	18,727	(3,030)	39,574
Total other income (expense)	(628,673)	(294,895)	(907,105)	(1,013,676)
Net income (loss)	(953,108)	(1,113,254)	(2,299,942)	(2,756,893)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	–	(100,694)	–	(740,899)

Net loss attributable to common stockholders	$(953,108)	$(1,213,948)	$(2,299,942)	$(3,497,792)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	172,813,273	144,780,176	176,897,958	142,413,660

Comprehensive loss:
Net income (loss)	$(953,108)	$(1,113,254)	$(2,299,942)	$(2,756,893)
Foreign currency translation adjustment	29,382	9,966	62,836	21,070
Comprehensive income (loss)	$(923,726)	$(1,103,288)	$(2,237,106)	$(2,735,823)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

									Accumulated
							Additional		Other	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, March 31, 2019	800,000	$800	–	$–	144,830,713	$144,831	$53,643,794	$(47,100,846)	$(142,150)	$6,546,429

Net income (loss)	–	–	–	–	–	–	–	(1,113,254)	–	(1,113,254)
Change in foreign currency translation	–	–	–	–	–	–	–	–	9,966	9,966
Issuance of Series A preferred stock with common stock in connection with sales made under private offerings	125,000	125	–	–	–	–	55,431	–	–	55,556
Issuance of common stock in connection with sales of Series A preferred stock	–	–	–	–	625,000	625	68,819	–	–	69,444
Beneficial conversion feature related to preferred stock	–	–	–	–	–	–	31,250	–	–	31,250
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	–	–	(31,250)	–	–	(31,250)
Accretion of Series A preferred stock	–	–	–	–	–	–	69,444	–	–	69,444
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	–	–	(69,444)	–	–	(69,444)
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	1,233,333	1,233	183,767	–	–	185,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	499,444	500	108,852	–	–	109,352
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	80,130	80	18,852	–	–	18,932

Balance, June 30, 2019	925,000	$925	–	$–	147,268,620	$147,269	$54,079,515	$(48,214,100)	$(132,184)	$5,881,425

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(continued)

									Accumulated
							Additional		Other	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, March 31, 2020	925,000	$925	–	$–	178,666,260	$178,666	$59,061,481	$(51,395,315)	$(64,106)	$7,781,651

Net income (loss)	–	–	–	–	–	–	–	(953,108)	–	(953,108)
Change in foreign currency translation	–	–	–	–	–	–	–	–	29,382	29,382
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	250,000	250	–	–	249,750	–	–	250,000
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	420,000	420	35,180	–	–	35,600
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	1,999,414	1,999	139,701	–	–	141,700
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	2,749,677	2,750	164,864	–	–	167,614
Conversion of convertible note and accrued interest into common stock	–	–	–	–	249,285	250	14,750	–	–	15,000

Balance, June 30, 2020	925,000	$925	250,000	$250	184,084,636	$184,085	$59,665,726	$(52,348,423)	$(34,724)	$7,467,839

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(continued)

									Accumulated
							Additional		Other	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2018	–	$–	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

Net income (loss)	–	–	–	–	–	–	–	(2,756,893)	–	(2,756,893)
Change in foreign currency translation	–	–	–	–	–	–	–	–	21,070	21,070
Issuance of Series A preferred stock with common stock in connection with sales made under private offerings	925,000	925	–	–	–	–	410,226	–	–	411,151
Issuance of common stock in connection with sales of Series A preferred stock	–	–	–	–	4,625,000	4,625	509,224	–	–	513,849
Beneficial conversion feature related to preferred stock	–	–	–	–	–	–	231,050	–	–	231,050
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	–	–	(231,050)	–	–	(231,050)
Accretion of Series A preferred stock	–	–	–	–	–	–	509,849	–	–	509,849
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	–	–	(509,849)	–	–	(509,849)
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	1,233,333	1,233	183,767	–	–	185,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	1,876,782	1,877	457,120	–	–	458,997
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	–	–	99,720	100	26,840	–	–	26,940
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	80,130	80	18,852	–	–	18,932
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	–	–	800,000	800	219,200	–	–	220,000

Balance, June 30, 2019	925,000	$925	–	$–	147,268,620	$147,269	$54,079,515	$(48,214,100)	$(132,184)	$5,881,425

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(continued)

									Accumulated
							Additional		Other	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2019	925,000	$925	–	$–	167,382,807	$167,383	$58,154,730	$(50,048,481)	$(97,560)	$8,176,997

Net income (loss)	–	–	–	–	–	–	–	(2,299,942)	–	(2,299,942)
Change in foreign currency translation	–	–	–	–	–	–	–	–	62,836	62,836
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	250,000	250	–	–	249,750	–	–	250,000
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	420,000	420	35,180	–	–	35,600
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	4,403,567	4,403	377,802	–	–	382,205
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	–	–	500,000	500	49,500	–	–	50,000
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	10,869,677	10,870	725,144	–	–	736,014
Conversion of convertible note and accrued interest into common stock	–	–	–	–	508,585	509	29,491	–	–	30,000
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–	44,129	–	–	44,129

Balance, June 30, 2020	925,000	$925	250,000	$250	184,084,636	$184,085	$59,665,726	$(52,348,423)	$(34,724)	$7,467,839

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,299,942)	$(2,756,893)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	389,199	448,799
Amortization of debt discount	221,306	269,349
Common stock issued for financing costs	167,614	18,932
Common stock issued in exchange for fees and services	382,205	458,998
Deferred taxes	(10,684)	(19,358)
Stock based compensation	62,600	32,400
Loss on extinguishment of debt	–	363,468
Unrealized (gain) loss on change in fair value of derivative liabilities	13,933	–
Changes in operating assets and liabilities:
Accounts receivable	5,340	222,971
Inventory	(814)	(19,732)
Prepaid expenses and other current assets	42,553	81,018
Operating lease right of use assets	26,219	11,095
Other assets	4,756	38,281
Accounts payable	(34,226)	136,923
Accrued liabilities	237,116	202,298
Advanced payments and deferred revenues	195,959	152,022
Income taxes payable and other noncurrent liabilities	(19,505)	(32,727)
Related party payables	(151,555)	(190,850)
Net cash provided by (used in) operating activities	(767,926)	(583,006)

Cash flows from investing activities:
Purchase of fixed assets	(38,025)	(194,276)
Net cash provided by (used in) financing activities	(38,025)	(194,276)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	250,000	411,151
Proceeds from issuance of common stock, net of issuance costs	–	698,849
Proceeds from issuance of convertible notes	3,655,000	–
Proceeds from loans payable	253,912	–
Repayments of convertible notes	(3,143,145)	(131,429)
Net cash provided by (used in) financing activities	1,015,767	978,571

Effect of exchange rates on cash and cash equivalents	40,754	21,170
Net increase (decrease) in cash and cash equivalents	250,570	222,459
Cash and cash equivalents at beginning of period	506,219	633,593
Cash and cash equivalents at end of period	$756,789	$856,052

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$208,493
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$568,400	$–
Common stock issued to reduce accounts payable and other accrued liabilities	$50,000	$26,940
Conversion of convertible notes and accrued interest into common stock	$30,000	$–
Discount for beneficial conversion features on convertible notes	$44,129	$–

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, convertible notes and officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans in order to fund its operations.

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

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three and six months ended June 30, 2020, the condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, GNS, and IAL. All intercompany accounts and transactions are eliminated in consolidation.

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

Animation Revenue

For the six months ended June 30, 2020 and 2019, the Company recorded a total of $2,687,614 and $3,707,458, respectively, of animation revenue from contracts with customers.

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

Web Filtering Revenue

For the six months ended June 30, 2020 and 2019, the Company recorded a total of $349,998 and $330,052, respectively, of web filtering revenue from contracts with customers.

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

The following table depicts the composition of our contract assets and liabilities as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019

Animation contract assets	$458,912	$513,388
Web filtering contract assets	74,073	24,937
Other contract assets	7,337	7,337
Total contract assets	$540,332	$545,662

Animation contract liabilities	$254,115	$51,054
Web filtering contract liabilities	557,426	564,528
Other contract liabilities	11,500	11,500
Total contract liabilities	$823,041	$627,082

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its unaudited condensed consolidated financial statements.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019

Billed accounts receivable	$474,066	$353,778
Unbilled accounts receivable	109,103	233,869
Allowance for doubtful accounts	(42,837)	(41,985)
Total accounts receivable, net	$540,332	$545,662

As of December 31, 2019, the Company evaluated its outstanding trade receivables and established a provision for doubtful accounts of $41,985. As of June 30, 2020, the Company determined that no additional provision for doubtful accounts was necessary.

During the six months ended June 30, 2020, the Company had three customers that accounted for 76.9% of revenues and three customers that accounted for 51.9% of accounts receivable. During the year ended December 31, 2019, the Company had three customers that accounted for 42.3% of revenues and one customer that accounted for 38.7% of accounts receivable.

4.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,237,985	$(2,031,810)	$206,175	$2,184,327	$(1,882,567)	$301,760
Machinery and equipment	181,397	(138,015)	43,382	175,761	(125,272)	50,489
Vehicles	160,927	(91,602)	69,325	158,849	(77,133)	81,716
Furniture and fixtures	412,644	(343,078)	69,566	399,512	(323,771)	75,741
Leasehold improvements	1,110,372	(830,340)	280,032	1,081,076	(764,070)	317,006
Total fixed assets	4,103,325	(3,434,845)	668,480	3,999,525	(3,172,813)	826,712
Capital assets not subject to depreciation:
Construction in progress	25,949	–	25,949	25,433	–	25,433
Total fixed assets	$4,129,274	$(3,434,845)	$694,429	$4,024,958	$(3,172,813)	$852,145

For the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $195,741 and $255,341, respectively.

5.	LEASES

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

Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. For the six months ended June 30, 2020, the Company recognized approximately $181,987 in total lease costs

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Three Months Ended June 30, 2020
Cash paid for operating lease liabilities	$177,883
Weighted-average remaining lease term	2.6
Weighted-average discount rate	10%
Minimum future lease payments	$906,888

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2020	$263,253
2021	304,326
2022	302,781
2023	25,990
2024 and thereafter	–
$896,350

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At June 30, 2020, the carrying amount of the Company’s goodwill was $8,853,261.

The following table sets forth the components of the Company’s intangible assets at June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(636,214)	$963,872	$1,600,286	$(556,400)	$1,043,886
Web filtering software	5.00	1,134,435	(794,105)	340,331	1,134,435	(680,661)	453,774
Subtotal	–	2,734,721	(1,430,519)	1,304,202	2,734,721	(1,237,061)	1,497,660
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$7,190,316	$(1,430,519)	$5,759,797	$7,190,316	$(1,237,061)	$5,953,255

For the six months ended June 30, 2020 and 2019, the Company recorded amortization expense of $193,458 and $193,458, respectively, for intangible assets subject to amortization.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2020	$386,916
2021	386,916
2022	160,029
2023	160,029
2024	160,029
Thereafter	243,742
$1,497,660

7.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Executive and employee compensation	$1,492,487	$1,237,531
Interest on convertible notes and promissory notes	269,615	314,309
Other accrued expenses and liabilities	70,133	99,641
Total accrued liabilities	$1,832,235	$1,651,482

8.	RELATED PARTY PAYABLES

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

•	The amount paid to these related parties during the six months ended June 30, 2020 were as follows: Zachary $21,000.

•	The amounts paid to these related parties during the six months ended June 30, 2019 was as follows: Sarah $12,600, Zachary $33,750, Luke $14,400, Jack $1,800, Victoria $2,250 and Caroline $3,750.

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

Liabilities Due to Executive and Other Officers

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the three months ended June 30, 2020. Neither Mr. Marks nor Mr. Leiner have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet. As of June 30, 2020 and December 31, 2019, the outstanding balances due to Mr. Marks were $101,596 and $215,122, respectively, and the outstanding balances due to Mr. Leiner were $173,429 and $210,929, respectively.

On July 13, 2018, Dr. Thomas Rutherford, a director, loaned the Company $50,000 to help fund operations. The loan is non-interest bearing and callable on demand. Dr. Rutherford does not have any intention of calling the loan at present. The loan balance is classified as a short-term obligation under Related Party Payables on the Company’s balance sheet.

As of June 30, 2020 and December 31, 2019, the aggregate related party payables were $310,582 and $462,137, respectively.

9.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
10% Unsecured Convertible Redeemable Notes – Variable Conversion Price	$176,364	$100,000
10% Secured Convertible Notes with Original Issuance Discounts	664,473	664,473
12% Senior Secured Convertible Notes (Newbridge)	210,286	289,143
12% Senior Secured Convertible Notes (Original TDH Notes)	983,666	4,000,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	2,954,265	505,000
12% Senior Secured Convertible Notes (Additional Secured Notes)	1,057,781	–
Loan discounts	(616,182)	(224,958)
Total convertible notes, net	5,430,653	5,333,658
Less: current portion of convertible notes, net	(2,904,825)	(4,828,658)
Convertible notes, net	$2,525,828	$505,000

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

The Company also analyzed the conversion feature of the note for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate. The aggregate fair value of the derivative at the issuance date of the note was $85,410 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $43,270 which was up to the face value of the convertible note with the excess fair value at initial measurement of $42,140 being recognized as derivative expense. At June 30, 2020, the Company remeasured the fair value of its derivative liabilities at $91,517 and recorded an unrealized loss of $13,933 from change in fair value for the six months ended June 30, 2020. The fair value of the embedded derivative was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 190.9%, (2) risk-free interest rate of 0.16%, (3) an exercise price of $0.036, and (4) an expected life of 0.02 years.

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

10% Secured Convertible Notes with Original Issuance Discounts

During the year ended December 31, 2017, the Company issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $601,223. The notes were issued with original issuance discounts of 10.0%, or $60,122, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.78. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 150,305 shares of common stock as an inducement to lend. These shares were valued at $78,321 with share prices ranging between $0.48 and $0.70 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of June 30, 2020, the principal balance of these notes was $311,223 and all associated loan discounts were fully amortized.

During the year ended December 31, 2018, the Company issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $1,313,485 in a private offering. The notes were issued with original issuance discounts of 10.0%, or $131,348, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.78. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 328,371 shares of common stock as an inducement to lend. These shares were valued at $198,259 with share prices ranging between $0.30 and $0.81 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of June 30, 2020, the principal balance of these notes was $297,250 and all associated loan discounts were fully amortized.

During the year ended December 31, 2018, the Company also issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $356,000 in a private offering. The notes were issued with original issuance discounts of 20.0%, or $71,200, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $0.50. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 203,000 shares of common stock as an inducement to lend. These shares were valued at $62,269 with share prices ranging between $0.29 and $0.35 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of June 30, 2020, the principal balance of these notes was $56,000 and the remaining balance on the associated loan discounts was $942.

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

As of June 30, 2020, the remaining principal balance on the 12% Notes was $210,286 and the remaining unamortized discounts were $73,574.

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

As of June 30, 2020, the principal balance of the Original TDH Notes was $983,666.

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

In connection with the issuance of the TDH Secured Notes, the Company issued to each TDH Secured Note holder shares of common stock equal to 20% of the principal amount of such holder’s TDH Secured Note, divided by $0.10. Accordingly, an aggregate of 6,000,000 shares of common stock were issued to the TDH Secured Note holders on March 16, 2020. These shares were valued at $420,000, or $0.07 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the notes. As of June 30, 2020, the principal balance of these notes was $2,954,265 and the remaining balance on the associated loan discounts was $389,375.

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

In connection with the issuance of the Additional Secured Notes, the Company issued to each Additional Secured Note Lender shares of common stock equal to 20% of the principal amount of such holder’s Additional Secured Note, divided by $0.10. Accordingly, an aggregate of 2,120,000 shares of common stock were issued. These shares were valued at $148,000, or $0.07 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes. As of June 30, 2020, the principal balance of these notes was $1,057,781 and the remaining balance on the associated loan discounts was $137,579.

Future Minimum Principal Payments

The principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2020	$1,929,452
2021	$1,758,149
2022	$1,046,862
2023	$1,179,630
2024	$210,666

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

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

As a result of the issuance of the Series A Stock, the Company recorded a beneficial conversion feature and other discounts as a deemed dividend in its condensed consolidated financial statements of $740,899.

As of June 30, 2020 and December 31, 2019, the Company had 925,000 shares of Series A Stock issued and outstanding.

Series B Preferred Stock

On August 4, 2020, the Company filed with the Secretary of State of the State of Florida a Certificate of Designation of Preferences, Rights and Limitations of Series B Stock designating 10,000,000 shares as Series B Preferred Stock (the “Series B Stock”). The Series B Stock ranks senior and prior to all other classes or series of the Company’s preferred stock and common stock.

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

On June 19, 2020, the Company received gross cash proceeds of $250,000 from one accredited investor, pursuant to the terms of a subscription agreement, and subsequently issued an aggregate of 250,000 shares of Series B Stock on August 6, 2020.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 184,084,636 and 167,382,807 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

Common Stock Issued as Compensation to Employees, Officers and/or Directors

During the six months ended June 30, 2020, the Company issued 420,000 shares of common stock with a fair market value of $35,600 to employees, officers and/or directors as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the six months ended June 30, 2020, the Company issued 4,403567 shares of common stock with a fair market value of $382,205 to contractors for services rendered.

During the six months ended June 30, 2019, the Company issued 1,876,782 shares of common stock with a fair market value of $458,997 to contractors for services rendered.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the six months ended June 30, 2020, the Company issued 500,000 shares of common stock with a fair market value of $50,000 to satisfy loans payable and other accrued obligations.

During the six months ended June 30, 2019, the Company issued 99,720 shares of common stock with a fair market value of $26,940 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the six months ended June 30, 2020, the Company issued 508,585 shares of common stock upon the conversion of $30,000 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the six months ended June 30, 2020, the Company issued 10,869,677 shares of common stock valued at $736,014 in connection with the issuance of convertible notes. Refer to the disclosures for TDH Secured Notes and Additional Secured Notes under Note 9 – Convertible Debt for additional information.

During the six months ended June 30, 2019, the Company issued 80,130 shares of common stock valued at $18,932 in connection with the issuance of convertible notes.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2020 and December 31, 2019. All warrants are exercisable for a period of five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)

Balance January 1, 2019	781,910	$1.36	1.38
Warrants issued	5,450,000	$0.25
Warrants exercised	–	$–
Warrants forfeited	(567,166)	$–
December 31, 2019	5,664,744	$0.28	1.79
Warrants issued	500,000	$0.10
Warrants exercised	–	$–
Warrants forfeited	–	$–
Balance June 30, 2020	6,164,744	$0.26	1.52

Stock Options

The following table represents all outstanding and exercisable stock options as of June 30, 2020.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

2013	7,735,350	(834,000)	6,901,350	6,901,350	$0.24	3.22
2015	11,467,500	(11,467,500)	–	–	$0.36	–
2016	5,421,000	–	5,421,000	5,421,000	$0.78	0.69
2018	60,000	–	60,000	60,000	$0.78	2.84
Total	24,683,850	(12,301,500)	12,282,348	12,282,348	$0.48	1.69

During the six months ended June 30, 2020 and 2019, the Company did not record any stock-based compensation expense related to stock options.

11.	COMMITMENTS AND CONTINGENCIES

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

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

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

Subscription Agreements

On August 6, 2020, the Company issued an aggregate of 250,000 shares of Series B Stock to one accredited investor for gross cash proceeds of $250,000, pursuant to the terms of a subscription agreement.

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

Subscription Agreements

On August 6, 2020, the Company issued an aggregate of 250,000 shares of Series B Stock to one accredited investor for gross cash proceeds of $250,000, pursuant to the terms of a subscription agreement.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenue

Revenue for the three months ended June 30, 2020 was $1,746,979, compared to revenue of $2,075,081 during the three months ended June 30, 2019, representing a decrease of $328,102 or 15.8%.

Animation revenue for the three months ended June 30, 2020 was $1,534,377, compared to animation revenue of $1,913,695 during the three months ended June 30, 2019, representing a decrease of $379,318 or 19.8%. The decrease in animation revenue is primarily attributable to the decline in the overall number of contracts completed, and client delays in the timing and production of certain animation projects due to concerns related to the spread of COVID-19.

Web filtering revenue for the three months ended June 30, 2020 was $211,855, compared to web filtering revenue of $159,462 during the three months ended June 30, 2019, representing an increase of $52,393 or 32.8%. The increase is primarily due to an increase in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the three months ended June 30, 2020 was $747 compared to subscription and advertising revenue of $1,924 during the three months ended June 30, 2019, representing a decrease of $1,177 or 61.2%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the three months ended June 30, 2020 and 2019 were $1,085,799, or 62.2%, and $1,024,709, or 49.4%, respectively. The increase in gross profit is primarily attributable to an increase in web filtering sales and higher contract margins in our animation business.

Operating expenses

Operating expenses for the three months ended June 30, 2020 were $1,410,234, compared to operating expenses of $1,843,068 during the three months ended June 30, 2019, representing a decrease of $432,834 or 23.5%. The decrease is primarily attributable to a decrease in general and administrative expenses and professional services fees resulting from reduced investor relations services, a delay in the timing of certain professional services rendered and general cost cutting efforts undertaken by the Company. General and administrative expenses were $1,093,880 for the three months ended June 30, 2020, compared to $1,224,670 for the three months ended June 30, 2019, representing a decrease of $130,790 or 10.7%. Professional fees were $54,760 for the three months ended June 30, 2020, compared to $342,893 for the three months ended June 30, 2019, representing a decrease of $288,133 or 84.0%.

Other Income (Expense)

Net other expense for the three months ended June 30, 2020 was $628,673, compared to a net other expense of $295,895 for the three months ended June 30, 2019, representing an increase of $333,778 or 61.3%. The increase in net other expense is primarily attributable to an increase in interest expense attributable to the amortization of debt discounts associated with the issuance of our senior secured convertible notes.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $612,379 for the three months ended June 30, 2020, compared to $313,622 during the three months ended June 30, 2019, representing an increase of $298,757 or 95.3%. The increase is primarily attributable to an increase in amount of expense recorded for the amortization of debt discounts.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $953,108, or $0.01 per share, for the three months ended June 30, 2020, compared to a net loss attributable to common stockholders of $1,113,254, or $0.01 per share, during the three months ended June 30, 2019, representing a decrease in net loss attributable to common stockholders of $160,146 or 14.4%.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenue

Revenue for the six months ended June 30, 2020 was $3,039,218, compared to revenue of $4,041,941 during the six months ended June 30, 2019, representing a decrease of $1,002,723 or 24.8%.

Animation revenue for the six months ended June 30, 2020 was $2,687,613, compared to animation revenue of $3,707,458 during the six months ended June 30, 2019, representing an increase of $1,019,845 or 27.5%. The decrease in animation revenue is primarily attributable to the decline in the overall number of contracts completed, and client delays in the timing and production of certain animation projects due to concerns related to the spread of COVID-19.

Web filtering revenue for the six months ended June 30, 2020 was $349,998, compared to web filtering revenue of $330,052 during the six months ended June 30, 2019, representing an increase of $19,946 or 6.0%. The decrease is primarily due to an increase in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the six months ended June 30, 2020 was $1,607 compared to subscription and advertising revenue of $4,432 during the six months ended June 30, 2019, representing a decrease of $2,825 or 63.7%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the six months ended June 30, 2020 and 2019 were $1,765,945, or 58.1%, and $2,177,945, or 53.9%, respectively. The increase in gross profit is primarily attributable to an increase in web filtering sales and higher contract margins in our animation business.

Operating expenses

Operating expenses for the six months ended June 30, 2020 were $3,158,782, compared to operating expenses of $3,902,284 during the six months ended June 30, 2019, representing a decrease of $761,502 or 19.4%. The decrease is primarily attributable to a decrease in general and administrative expenses and professional services fees resulting from reduced investor relations services, a delay in the timing of certain professional services rendered and general cost cutting efforts undertaken by the Company. General and administrative expenses were $2,543,228 for the six months ended June 30, 2020, compared to $2,744,390 for the six months ended June 30, 2019, representing a decrease of $201,162 or 7.3%. Professional fees were $107,478 for the six months ended June 30, 2020, compared to $633,662 for the six months ended June 30, 2019, representing a decrease of $526,184 or 83.0%.

Other Income (Expense)

Net other expense for the six months ended June 30, 2020 was $907,105, compared to net other expense of $1,013,676 for the six months ended June 30, 2019, representing a decrease of $101,571 or 10.5%. The decrease in net other expense is primarily attributable to a one-time loss on the extinguishment of debt recorded during the six months ended June 30, 2019 as described below, offset in part by higher net interest expense.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $890,142 for the six months ended June 30, 2020, compared to $689,782 during the six months ended June 30, 2019, representing an increase of $200,360 or 29.1%. The increase is attributable to an increase in amount of expense recorded for the amortization of debt discounts associated with the issuance of our senior secured convertible notes.

During the six months ended June 30, 2019, we recorded a one-time extinguishment loss of $363,468 related to the amendment of our senior secured promissory notes in the principal amount of $4,000,000 issued to the shareholders of TD Holdings Limited in connection with our acquisition of TD Holdings Limited.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $2,299,942, or $0.01 per share, for the six months ended June 30, 2020, compared to a net loss attributable to common stockholders of $3,497,792, or $0.02 per share, during the six months ended June 30, 2019, representing a decrease in net loss attributable to common stockholders of $1,197,850 or 34.3%.

Liquidity and Capital Resources

At June 30, 2020, we had cash and cash equivalents of $756,789.

Net cash used in operating activities for the six months ended June 30, 2020 was $767,926, compared to net cash used in operating activities of $583, 006 during the six months ended June 30, 2019, representing an increase in cash used of $184,920, primarily due to the change in operating assets and liabilities offset in part by a decrease in our net loss attributable to common stockholders.

Net cash used in investing activities for the six months ended June 30, 2020 was $38,025, compared to net cash used in investing activities of $194,276 during the six months ended June 30, 2019 representing a decrease in cash used of $156,251. This decrease is attributable to a reduction in the amount of fixed assets purchased and leasehold improvements made by our animation studio in Manilla, Philippines during the six months ended June 30, 2020.

Net cash provided by financing activities for the six months ended June 30, 2020 was $1,1015,767, compared to net cash provided by financing activities of $978,571 for the six months ended June 30, 2019, representing a decrease in cash provided of $37,196. The increase is attributable to an increase in equity and debt capital raised during the six months ended June 30, 2020. Our primary sources of cash from financing activities were attributable to $3,655,000 in proceeds from the sale of 12% senior secured convertible notes and $250,000 in proceeds from the sale of our Series B Stock during the six months ended June 30, 2020, as compared to $925,000 in proceeds from the sale of preferred and common stock in private placement offerings during the six months ended June 30, 2019. On March 16, 2020, the Company repaid $3,000,000 in principal due to the former shareholders of TD Holdings Limited on a convertible note originally dated June 20, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 6, 2020, the Company issued 249,285 shares of common stock to a noteholder upon the conversion of $13,636 in convertible note principal and $1,364 of accrued interest.

On May 1, 2020, the Company issued 206,165 shares of common stock to a contractor for technology design services provided to the Company.

On May 8, 2020, the Company issued an aggregate of 161,137 shares of common stock to nine accredited investors to extend the repayment of principal and accrued interest on certain 10% secured convertible notes with original issuance discounts.

On May 8, 2020, the Company issued 224,786 shares of common stock to a contractor for technology design services provided to the Company.

On May 11, 2020, the Company issued an aggregate of 964,951 shares of common stock to four accredited investors to extend the repayment of principal and accrued interest on certain 12% senior secured convertible notes.

On May 26, 2020, the Company issued an aggregate of 1,249,230 shares of common stock to 15 accredited investors to extend the repayment of principal and accrued interest on certain 12% senior secured convertible notes.

On May 29, 2020, the Company issued an aggregate of 307,692 shares of common stock to three accredited investors to extend the repayment of principal and accrued interest on certain 12% senior secured convertible notes.

On June 9, 2020, the Company issued 195,962 shares of common stock to a contractor for technology design services provided to the Company.

On June 16, 2020, the Company issued an aggregate of 420,000 shares of common stock to employees as bonus compensation.

On June 29, 2020, the Company issued 66,667 shares of common stock to an accredited investor in connection with the issuance of a promissory note in the principal amount of $25,000.

On June 29, 2020, the Company issued 1,372,501 shares of common stock to a consultant for investor relations services provided to the Company.

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

Date:September 2, 2020	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: September 2, 2020	By:	/s/ Melvin Leiner
Melvin Leiner
Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)