Form 10-Q
period 2020-09-30
Grom Social Enterprises, Inc.
filed 2020-11-23
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 20, 2020, 188,984,263 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$392,973	$506,219
Accounts receivable, net	446,477	545,662
Inventory, net	30,340	29,562
Prepaid expenses and other current assets	314,845	329,128
Total current assets	1,184,635	1,410,571
Operating lease right of use assets	670,621	874,159
Property and equipment, net	1,090,235	852,145
Goodwill	8,853,261	8,853,261
Intangible assets, net	5,663,068	5,953,255
Deferred tax assets, net -- noncurrent	266,053	238,581
Other assets	73,167	79,065
Total assets	$17,801,040	$18,261,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,350,911	$808,520
Accrued liabilities	1,736,185	1,651,482
Advanced payments and deferred revenues	742,258	627,082
Convertible debentures, net -- current	1,908,168	4,828,656
Derivative liabilities	68,753	77,584
Related party payables	213,233	462,137
Lease liabilities -- current	294,058	263,252
Total current liabilities	6,313,566	8,718,713
Convertible debentures, net of loan discounts	1,274,743	505,000
Lease liabilities	404,853	633,098
Loans payable	253,912	–
Other noncurrent liabilities	189,758	227,229
Total liabilities	8,436,832	10,084,040

Commitments and contingencies	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; zero and 925,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	–	925
Series B preferred stock, $0.001 par value. 8,000,000 shares authorized; 5,309,884 and zero shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5,310	–
Common stock, $0.001 par value. 500,000,000 shares authorized; 186,444,137 and 167,382,807 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	186,445	167,383
Additional paid-in capital	63,715,899	58,154,730
Accumulated earnings (deficit)	(54,569,443)	(50,048,481)
Accumulated other comprehensive income	25,997	(97,560)
Total stockholders' equity	9,364,208	8,176,997
Total liabilities and equity	$17,801,040	$18,261,037

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019	2020	2019

Sales	$1,439,155	$2,233,747	$4,478,373	$6,275,688
Cost of goods sold	573,455	1,028,892	1,846,728	2,893,766
Gross margin	865,700	1,204,855	2,631,645	3,381,922
Operating expenses:
Depreciation and amortization	234,461	215,972	623,660	664,771
Selling and marketing	35,420	19,407	91,697	80,440
General and administrative	1,009,162	1,227,074	3,552,390	3,971,464
Professional fees	311,813	180,911	419,291	814,573
Stock based compensation	–	16,200	62,600	48,600
Total operating expenses	1,590,856	1,659,564	4,749,638	5,579,848
Income (loss) from operations	(725,156)	(454,709)	(2,117,993)	(2,197,926)
Other income (expense)
Interest income (expense), net	(330,006)	(391,802)	(1,220,148)	(1,081,584)
Derivative expense	–	(42,140)	–	(42,140)
Gain (loss) on settlement of debt	(1,191,089)	–	(1,191,089)	(363,468)
Unrealized gain (loss) on change in fair value of derivative liabilities	22,764	(13,473)	8,831	(13,473)
Other gains (losses)	2,467	22,816	(563)	62,390
Total other income (expense)	(1,495,864)	(424,599)	(2,402,969)	(1,438,275)
Income (loss) before income taxes	(2,221,020)	(879,308)	(4,520,962)	(3,636,201)
Provision for income taxes (benefit)	–	–	–	–
Net income (loss)	(2,221,020)	(879,308)	(4,520,962)	(3,636,201)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	(277,500)	–	(277,500)	(740,899)

Net loss attributable to common stockholders	$(2,498,520)	$(879,308)	$(4,798,462)	$(4,377,100)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	177,287,469	144,780,176	176,897,958	143,739,573

Comprehensive loss:
Net income (loss)	$(2,221,020)	$(879,308)	$(4,520,962)	$(3,636,201)
Foreign currency translation adjustment	60,721	4,669	123,557	25,739
Comprehensive income (loss)	$(2,160,299)	$(874,639)	$(4,397,405)	$(3,610,462)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, June 30, 2019	925,000	$925	–	$–	147,268,620	$147,269	$54,079,515	$(48,214,100)	$(132,184)	$5,881,425

Net income (loss)	–	–	–	–	–	–	–	(879,308)	–	(879,308)
Change in foreign currency translation	–	–	–	–	–	–	–	–	4,669	4,669
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	3,716,667	3,717	306,283	–	–	310,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	787,276	787	147,012	–	–	147,799
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	–	–	465,113	465	362,035	–	–	362,500
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	–	–	80,130	80	13,406	–	–	13,486
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	–	–	51,730	–	–	51,730

Balance, September 30, 2019	925,000	$925	–	$–	152,317,806	$152,318	$54,959,981	$(49,093,408)	$(127,515)	$5,892,301

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(continued)

	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, June 30, 2020	925,000	$925	250,000	$250	184,084,636	$184,085	$59,665,726	$(52,348,423)	$(34,724)	$7,467,839

Net income (loss)	–	–	–	–	–	–	–	(2,221,020)	–	(2,221,020)
Change in foreign currency translation	–	–	–	–	–	–	–	–	60,721	60,721
Exchange of Series A preferred stock for Series B preferred stock	(925,000)	(925)	1,202,500	1,202	–	–	(277)	–	–	–
Accretion of Series B preferred stock	–	–	–	–	–	–	277,500	–	–	277,500
Deemed dividend on accretion of Series B preferred stock	–	–	–	–	–	–	(277,500)	–	–	(277,500)
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	233,500	234	–	–	233,266	–	–	233,500
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,623,884	3,624	–	–	3,620,260	–	–	3,623,884
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	1,709,501	1,710	171,525	–	–	173,235
Conversion of convertible debentures and accrued interest into common stock	–	–	–	–	650,000	650	25,399	–	–	26,049

Balance, September 30, 2020	–	$–	5,309,884	$5,310	186,444,137	$186,445	$63,715,899	$(54,569,443)	$25,997	$9,364,208

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(continued)

									Accumulated
	Series A		Series B				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2018	–	$–	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

Net income (loss)	–	–	–	–	–	–	–	(3,636,201)	–	(3,636,201)
Change in foreign currency translation	–	–	–	–	–	–	–	–	25,739	25,739
Issuance of Series A preferred stock with common stock in connection with sales made under private offerings	925,000	925	–	–	–	–	410,226	–	–	411,151
Issuance of common stock in connection with sales of Series A preferred stock	–	–	–	–	4,625,000	4,625	509,224	–	–	513,849
Beneficial conversion feature related to preferred stock	–	–	–	–	–	–	231,050	–	–	231,050
Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	–	–	(231,050)	–	–	(231,050)
Accretion of Series A preferred stock	–	–	–	–	–	–	509,849	–	–	509,849
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	–	–	(509,849)	–	–	(509,849)
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	4,950,000	4,950	490,050	–	–	495,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	2,664,058	2,664	604,132	–	–	606,796
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	–	–	564,833	565	388,875	–	–	389,440
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	–	–	160,260	160	32,258	–	–	32,418
Issuance of common stock in connection with the amendment of terms of promissory note(s)	–	–	–	–	800,000	800	219,200	–	–	220,000
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	–	–	51,730	–	–	51,730

Balance, September 30, 2019	925,000	$925	–	$–	152,317,806	$152,318	$54,959,981	$(49,093,408)	$(127,515)	$5,892,301

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(continued)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2019	925,000	$925	–	$–	167,382,807	$167,383	$58,154,730	$(50,048,481)	$(97,560)	$8,176,997

Net income (loss)	–	–	–	–	–	–	–	(4,520,962)	–	(4,520,962)
Change in foreign currency translation	–	–	–	–	–	–	–	–	123,557	123,557
Exchange of Series A preferred stock for Series B preferred stock	(925,000)	(925)	1,202,500	1,202	–	–	(277)	–	–	–
Accretion of Series B preferred stock	–	–	–	–	–	–	277,500	–	–	277,500
Deemed dividend on accretion of Series B preferred stock	–	–	–	–	–	–	(277,500)	–	–	(277,500)
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	483,500	484	–	–	483,016	–	–	483,500
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,623,884	3,624	–	–	3,620,260	–	–	3,623,884
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	420,000	420	35,180	–	–	35,600
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	6,113,068	6,113	549,327	–	–	555,440
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	–	–	500,000	500	49,500	–	–	50,000
Issuance of common stock in connection with the issuance of convertible debenture(s)	–	–	–	–	10,869,677	10,870	725,144	–	–	736,014
Conversion of convertible debentures and accrued interest into common stock	–	–	–	–	1,158,585	1,159	54,890	–	–	56,049
Recognition of beneficial conversion features related to convertible debentures	–	–	–	–	–	–	44,129	–	–	44,129

Balance, September 30, 2020	–	$–	5,309,884	$5,310	186,444,137	$186,445	$63,715,899	$(54,569,443)	$25,997	$9,364,208

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities of continuing operations:
Net income (loss)	$(4,520,962)	$(3,636,201)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	623,660	664,771
Amortization of debt discount	510,252	417,198
Common stock issued for financing costs	167,614	32,418
Common stock issued in exchange for fees and services	555,440	606,797
Deferred taxes	(27,472)	(26,752)
Derivative expense	–	42,140
Stock based compensation	62,600	48,600
Loss on extinguishment of debt	1,191,089	363,468
Unrealized (gain) loss on change in fair value of derivative liabilities	(8,831)	13,473
Changes in operating assets and liabilities:
Accounts receivable	99,185	57,376
Inventory	(778)	(21,481)
Prepaid expenses and other current assets	(12,717)	8,594
Operating lease right of use assets	28,233	16,802
Other assets	5,899	33,745
Accounts payable	542,321	434,854
Accrued liabilities	288,891	266,809
Advanced payments and deferred revenues	115,176	(1,445)
Income taxes payable and other noncurrent liabilities	(37,471)	(35,118)
Related party payables	(248,904)	(409,095)
Net cash provided by (used in) operating activities	(666,775)	(1,123,047)

Cash flows from investing activities:
Purchase of fixed assets	(571,563)	(284,629)
Net cash provided by (used in) financing activities	(571,563)	(284,629)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	483,500	411,151
Proceeds from issuance of common stock, net of issuance costs	–	1,008,849
Proceeds from issuance of convertible debentures	3,655,000	95,000
Proceeds from loans payable	253,912	–
Repayments of convertible debentures	(3,368,812)	(184,000)
Net cash provided by (used in) financing activities	1,023,600	1,331,000

Effect of exchange rates on cash and cash equivalents	101,492	25,680
Net increase (decrease) in cash and cash equivalents	(113,246)	(50,996)
Cash and cash equivalents at beginning of period	506,219	633,593
Cash and cash equivalents at end of period	$392,973	$582,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$521,408
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$568,400	$–
Common stock issued to reduce accounts payable and other accrued liabilities	$50,000	$389,440
Conversion of convertible debentures and accrued interest into common stock	$56,049	$–
Discount for beneficial conversion features on convertible debentures	$44,129	$51,730
Discount related to fair value of derivative liabilities associated with convertible debentures	$–	$43,270

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three and nine months ended September 30, 2020, the condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, GNS, and IAL. All intercompany accounts and transactions are eliminated in consolidation.

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

Animation Revenue

For the nine months ended September 30, 2020 and 2019, the Company recorded a total of $4,015,061 and $5,841,142, respectively, of animation revenue from contracts with customers.

Animation revenue is primarily generated from contracts with customers for preproduction and production services related to the development of animated movies and television series. Preproduction activities include producing storyboards, location design, model and props design, background color and color styling. Production focuses on library creation, digital asset management, background layout scene assembly, posing, animation and aftereffects. The Company provides services under fixed-price contracts. Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent actual costs vary from estimated costs, the Company’s profit may increase, decrease, or result in a loss.

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

Web Filtering Revenue

For the nine months ended September 30, 2020 and 2019, the Company recorded a total of $460,984 and $428,644, respectively, of web filtering revenue from contracts with customers.

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

The following table depicts the composition of our contract assets and liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Animation contract assets	$393,448	$513,388
Web filtering contract assets	45,692	24,937
Other contract assets	7,337	7,337
Total contract assets	$446,477	$545,662

Animation contract liabilities	$137,120	$51,054
Web filtering contract liabilities	593,638	564,528
Other contract liabilities	11,500	11,500
Total contract liabilities	$742,258	$627,082

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019

Billed accounts receivable	$417,841	$353,778
Unbilled accounts receivable	72,539	233,869
Allowance for doubtful accounts	(43,903)	(41,985)
Total accounts receivable, net	$446,477	$545,662

As of December 31, 2019, the Company evaluated its outstanding trade receivables and established a provision for doubtful accounts of $41,985. As of September 30, 2020, the Company determined that no additional provision for doubtful accounts was necessary.

During the nine months ended September 30, 2020, the Company had three customers that accounted for 72.3% of revenues and three customers that accounted for 56.4% of accounts receivable. During the year ended December 31, 2019, the Company had three customers that accounted for 42.3% of revenues and one customer that accounted for 38.7% of accounts receivable.

4.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,805,657	$(2,175,870)	$629,787	$2,184,327	$(1,882,567)	$301,760
Machinery and equipment	185,909	(146,739)	39,170	175,761	(125,272)	50,489
Vehicles	163,525	(99,737)	63,788	158,849	(77,133)	81,716
Furniture and fixtures	422,234	(357,928)	64,306	399,512	(323,771)	75,741
Leasehold improvements	1,143,703	(877,113)	266,590	1,081,076	(764,070)	317,006
Total fixed assets	4,721,028	(3,657,387)	1,063,641	3,999,525	(3,172,813)	826,712
Capital assets not subject to depreciation:
Construction in progress	26,594	–	26,594	25,433	–	25,433
Total fixed assets	$4,747,622	$(3,657,387)	$1,090,235	$4,024,958	$(3,172,813)	$852,145

For the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $333,473 and $374,584, respectively.

5.	LEASES

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

Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months ended September 30, 2020, the Company recognized approximately $272,980 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Three Months Ended September 30, 2020
Cash paid for operating lease liabilities	$266,825
Weighted-average remaining lease term	2.6
Weighted-average discount rate	10%
Minimum future lease payments	$817,946

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2020	$263,253
2021	304,326
2022	302,781
2023	25,990
2024 and thereafter	–
$896,350

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At September 30, 2020, the carrying amount of the Company’s goodwill was $8,853,261.

The following table sets forth the components of the Company’s intangible assets at September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(676,421)	$923,865	$1,600,286	$(556,400)	$1,043,886
Web filtering software	5.00	1,134,435	(850,826)	283,609	1,134,435	(680,661)	453,774
Subtotal	–	2,734,721	(1,527,248)	1,207,473	2,734,721	(1,237,061)	1,497,660
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$7,190,316	$(1,527,248)	$5,663,068	$7,190,316	$(1,237,061)	$5,953,255

For the nine months ended September 30, 2020 and 2019, the Company recorded amortization expense of $290,187 and $290,187, respectively, for intangible assets subject to amortization.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2020	$386,916
2021	386,916
2022	160,029
2023	160,029
2024	160,029
Thereafter	243,742
$1,497,660

7.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Executive and employee compensation	$1,581,802	$1,237,531
Interest on convertible notes and promissory notes	154,384	314,309
Other accrued expenses and liabilities	–	99,641
Total accrued liabilities	$1,736,185	$1,651,482

8.	RELATED PARTY PAYABLES

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

•	The amount paid to these related parties during the nine months ended September 30, 2020 were as follows: Zachary $21,000.

•	The amounts paid to these related parties during the nine months ended September 30, 2019 was as follows: Sarah $12,600, Zachary $33,750, Luke $14,400, Jack $1,800, Victoria $2,250 and Caroline $3,750.

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

Liabilities Due to Executive and Other Officers

Messrs. Darren Marks and Melvin Leiner, both officers of the Company, have made numerous loans to Grom to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the three months ended September 30, 2020. Neither Mr. Marks nor Mr. Leiner have any intention of calling these loans at present. The loan balances are classified as short-term obligations under Related Party Payables on the Company’s balance sheet. As of September 30, 2020 and December 31, 2019, the outstanding balances due to Mr. Marks were $74,529 and $215,122, respectively, and the outstanding balances due to Mr. Leiner were $90,475 and $210,929, respectively.

On July 13, 2018, Dr. Thomas Rutherford, a director, loaned the Company $50,000 to help fund operations. The loan is non-interest bearing and callable on demand. Dr. Rutherford does not have any intention of calling the loan at present. The loan balance is classified as a short-term obligation under Related Party Payables on the Company’s balance sheet.

As of September 30, 2020 and December 31, 2019, the aggregate related party payables were $213,233 and $462,137, respectively.

9.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
10% Unsecured Convertible Redeemable Notes – Variable Conversion Price	$152,860	$100,000
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	253,249	664,473
12% Senior Secured Convertible Notes (Newbridge)	131,428	289,143
12% Senior Secured Convertible Notes (Original TDH Notes)	933,678	4,000,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	1,773,722	505,000
12% Senior Secured Convertible Notes (Additional Secured Notes)	265,208	–
Loan discounts	(327,234)	(224,958)
Total convertible notes, net	3,182,911	5,333,658
Less: current portion of convertible notes, net	(1,908,168)	(4,828,658)
Convertible notes, net	$1,274,743	$505,000

10% Unsecured Convertible Redeemable Note – Variable Conversion Price

On July 9, 2019, the Company issued a convertible redeemable note to an unrelated party in the principal amount of $100,000 less $5,000 in third party fees resulting in net cash proceeds to the Company of $95,000. The note accrues interest at a rate of 10% per annum, was due on July 9, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days.

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

The Company also analyzed the conversion feature of the note for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate. The aggregate fair value of the derivative at the issuance date of the note was $85,410 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $43,270 which was up to the face value of the convertible note with the excess fair value at initial measurement of $42,140 being recognized as derivative expense. At September 30, 2020, the Company remeasured the fair value of its derivative liabilities at $68,753 and recorded an unrealized gain of $22,764 from change in fair value for the nine months ended September 30, 2020. The fair value of the embedded derivative was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 237.3%, (2) risk-free interest rate of 0.10%, (3) an exercise price of $0.039, and (4) an expected life of 0.25 years.

During the nine months ended September 30, 2020, the Company issued 1,158,585 shares of common stock upon the conversion of $56,049 in convertible note principal and accrued interest. At September 30, 2020, the remaining principal balance of $53,861 and accrued interest of $3,310 was in default of payment. On October 2, 2020, the lender converted all amounts outstanding on the note into 1,535,507 shares of common stock. Refer to “Note 12 – Subsequent Events” for additional information.

On March 1, 2020, the Company issued a convertible redeemable note to an unrelated party in the principal amount of $100,000. The note accrues interest at a rate of 10% per annum, was due on August 31, 2020 and is convertible into common stock of the Company at the option of the noteholder at a rate equal to a 30% discount from the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days.

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

At September 30, 2020, the remaining principal balance of $100,000 and accrued interest of $5,837 was in default of payment. No formal notices of default or demands for payment have been received by the Company.

10% Secured Convertible Notes with Original Issuance Discounts (“OID Notes”)

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 10% convertible notes pursuant to which an aggregate of 331,954 shares of the Company’s Series B preferred stock (“Series B Stock) were issued to noteholders for an aggregate of $211,223 of outstanding principal and accrued and unpaid interest.

As of September 30, 2020, the principal balance of these notes was $100,000 and all associated loan discounts were fully amortized. No formal notices of default or demands for payment have been received by the Company.

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 10% convertible notes pursuant to which an aggregate of 316,000 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $200,000 of outstanding principal and accrued and unpaid interest.

As of September 30, 2020, the principal balance of these notes was $97,250 and all associated loan discounts were fully amortized. No formal notices of default or demands for payment have been received by the Company.

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

As of September 30, 2020, the principal balance of these notes was $56,000 and all associated loan discounts were fully amortized. While the remaining notes are past their original maturity dates, the Company continues to maintain a favorable relationships and work with the lenders. No formal notices of default or demands for payment have been received by the Company.

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

Interest on the 12% Notes is payable monthly in 21 equal installments commencing four months after the issuance of the 12% Notes. Upon the occurrence of an event of default, the interest rate will increase to 15% and the 12% Notes will become immediately due and payable. The Company may prepay the 12% Notes in full at any time by paying accrued interest and 110% of the outstanding principal balance. Newbridge Securities Corporation acted as exclusive placement agent for the offering and received (i) $55,200, (ii) 113,586 shares of common stock, and (iii) $11,040, representing a non-accountable expense allowance for its services.

As of September 30, 2020, the remaining principal balance on the 12% Notes was $131,429 and the remaining unamortized discounts were $29,430.

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

As of September 30, 2020, the principal balance of the Original TDH Notes was $933,678.

12% Senior Secured Convertible Notes (“TDH Secured Notes”)

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 12% TDH Secured Notes pursuant to which an aggregate of 1,739,580 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $1,101,000 of outstanding principal and accrued and unpaid interest.

As of September 30, 2020, the principal balance of these notes was $1,773,722 and the remaining balance on the associated loan discounts was $229,984.

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 12% Additional Secured Notes pursuant to which an aggregate of 1,236,350 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $782,500 of outstanding principal and accrued and unpaid interest.

As of September 30, 2020, the principal balance of these notes was $256,208 and the remaining balance on the associated loan discounts was $67,820.

Future Minimum Principal Payments

The principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2020	$707,917
2021	$1,365,570
2022	$544,701
2023	$613,782
2024	$210,666

10.	STOCKHOLDERS’ EQUITY

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

On August 6, 2020, the Company entered into exchange agreements with the holders of 925,000 issued and outstanding shares of the Company’s Series A Stock pursuant to which such shares of Series A Stock were exchanged for an aggregate of 1,202,500 shares of the Company’s Series B Stock. See Series B Preferred Stock below for more details.

As of September 30, 2020 and December 31, 2019, the Company had zero and 925,000 shares of Series A Stock issued and outstanding, respectively.

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

On August 6, 2020, the Company, entered into debt exchange agreements with holders of the Company’s (i) OID Notes in the aggregate amount of $411,223 of outstanding principal and accrued and unpaid interest; (ii) TDH Secured Notes, in the aggregate amount of $1,101,000 of outstanding principal and accrued and unpaid interest; and (iii) Additional Secured Notes, which were secured by all of the other assets of the Company in the aggregate amount of $782,500 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the debt exchange agreements, the holders of the notes exchanged outstanding and all amounts owed by the Company thereunder, for an aggregate of 3,623,884 shares of the Company’s Series B Stock. At the time of the exchange, all amounts due under the notes were deemed to be paid-in-full and the notes were cancelled.

In addition, on August 6, 2020, the Company entered into exchange agreements (the “Series A Exchange Agreements”) with the holders of 925,000 issued and outstanding shares of the Company’s Series A Stock. Pursuant to the terms of the Series A Exchange Agreements, the holders of Series A Stock exchanged their shares for an aggregate of 1,202,500 shares of the Company’s Series B Stock. At the time of the exchange, all of the exchanged shares of Series A Stock were cancelled.

As of September 30, 2020 and December 31, 2019, the Company had 5,309,884 and zero shares of Series B Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 186,444,137 and 167,382,807 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

Common Stock Issued in Private Placements

During the nine months ended September 30, 2019, the Company issued 4,950,000 shares of common stock and warrants to purchase 4,950,000 shares of common stock at an exercise price of $0.25 in private placements for proceeds of $495,000.

Common Stock Issued as Compensation to Employees, Officers and/or Directors

During the nine months ended September 30, 2020, the Company issued 420,000 shares of common stock with a fair market value of $35,600 to employees, officers and/or directors as compensation

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the nine months ended September 30, 2020, the Company issued 6,113,068 shares of common stock with a fair market value of $555,440 to contractors for services rendered.

During the nine months ended September 30, 2019, the Company issued 2,664,058 shares of common stock with a fair market value of $606,796 to contractors for services rendered.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the nine months ended September 30, 2020, the Company issued 500,000 shares of common stock with a fair market value of $50,000 to satisfy loans payable and other accrued obligations.

During the nine months ended September 30, 2019, the Company issued 564,833 shares of common stock with a fair market value of $389,440 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the nine months ended September 30, 2020, the Company issued 1,158,585 shares of common stock upon the conversion of $56,049 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the nine months ended September 30, 2020, the Company issued 10,869,677 shares of common stock valued at $736,014 in connection with the issuance of convertible notes. Refer to the disclosures for TDH Secured Notes and Additional Secured Notes under “Note 9 – Convertible Debt” for additional information.

During the nine months ended September 30, 2019, the Company issued 160,260 shares of common stock valued at $32,418 in connection with the issuance of convertible notes.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at September 30, 2020 and December 31, 2019. All warrants are exercisable for a period of five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)

Balance January 1, 2019	781,910	$1.36	1.38
Warrants issued	5,450,000	$0.25
Warrants exercised	–	$–
Warrants forfeited	(567,166)	$–
December 31, 2019	5,664,744	$0.28	1.79
Warrants issued	500,000	$0.10
Warrants exercised	–	$–
Warrants forfeited	–	$–
Balance September 30, 2020	6,164,744	$0.26	1.34

Stock Options

The following table represents all outstanding and exercisable stock options as of September 30, 2020.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

2013	7,735,350	(834,000)	6,901,350	6,901,350	$0.24	2.97
2015	11,467,500	(11,467,500)	–	–	$0.36	–
2016	5,421,000	–	5,421,000	5,421,000	$0.78	0.44
2018	60,000	–	60,000	60,000	$0.78	2.58
Total	24,683,850	(12,301,500)	12,382,348	12,382,348	$0.48	1.51

During the nine months ended September 30, 2020 and 2019, the Company did not record any stock-based compensation expense related to stock options.

11.	COMMITMENTS AND CONTINGENCIES

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

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2020 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except as follows:

On October 2, 2020, the Company issued an aggregate of 1,535,509 shares of common stock upon the conversion of an aggregate of $56,049 of outstanding principal and accrued interest on one of its 10% unsecured convertible redeemable notes.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenue

Revenue for the three months ended September 30, 2020 was $1,439,155, compared to revenue of $2,233,747 during the three months ended September 30, 2019, representing a decrease of $794,592 or 35.6%.

Animation revenue for the three months ended September 30, 2020 was $1,327,448, compared to animation revenue of $2,133,685 during the three months ended September 30, 2019, representing a decrease of $806,237 or 37.8%. The decrease in animation revenue is primarily attributable to the decline in the overall number of contracts completed, and client delays in the timing and production of certain animation projects due to concerns related to the spread of COVID-19.

Web filtering revenue for the three months ended September 30, 2020 was $110,986, compared to web filtering revenue of $98,592 during the three months ended September 30, 2019, representing an increase of $12,394 or 12.6%. The increase is primarily due to an increase in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the three months ended September 30, 2020 was $721 compared to subscription and advertising revenue of $1,470 during the three months ended September 30, 2019, representing a decrease of $749 or 51.0%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the three months ended September 30, 2020 and 2019 were $865,700, or 60.2%, and $1,204,855, or 53.9%, respectively. The increase in gross profit is primarily attributable to an increase in web filtering sales and higher contract margins in our animation business.

Operating expenses

Operating expenses for the three months ended September 30, 2020 were $1,590,856, compared to operating expenses of $1,659,564 during the three months ended September 30, 2019, representing a decrease of $68,708 or 4.1%. The decrease is primarily attributable to a decrease in general and administrative expenses from general cost cutting efforts undertaken by the Company, offset in part by an increase in fees for professional services rendered during the period.. General and administrative expenses were $1,009,162 for the three months ended September 30, 2020, compared to $1,227,074 for the three months ended September 30, 2019, representing a decrease of $217,912 or 17.8%. Professional fees were $311,813 for the three months ended September 30, 2020, compared to $180,911 for the three months ended September 30, 2019, representing an increase of $130,902 or 72.4%.

Other Income (Expense)

Net other expense for the three months ended September 30, 2020 was $1,495,864, compared to a net other expense of $424,599 for the three months ended September 30, 2019, representing an increase of $1,071,265 or 252.3%. The increase in net other expense is primarily attributable to a one-time extinguishment loss of $1,191,089 related to the exchange of $2,294,723 in principal and interest accrued under certain convertible notes for 3,623,884 shares of our Series B preferred stock.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $330,006 for the three months ended September 30, 2020, compared to $391,802 during the three months ended September 30, 2019, representing a decrease of $61,796 or 15.8%. The decrease is primarily attributable to reduced levels of indebtedness during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $2,498,520, or $0.01 per share, for the three months ended September 30, 2020, compared to a net loss attributable to common stockholders of $879,308, or $0.01 per share, during the three months ended September 30, 2019, representing an increase in net loss attributable to common stockholders of $1,341,712 or 152.6%.

 Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Revenue

Revenue for the nine months ended September 30, 2020 was $4,478,373, compared to revenue of $6,275,688 during the nine months ended September 30, 2019, representing a decrease of $1,797,315 or 28.6%.

Animation revenue for the nine months ended September 30, 2020 was $4,015,061, compared to animation revenue of $5,841,142 during the nine months ended September 30, 2019, representing a decrease of $1,826,081 or 31.3%. The decrease in animation revenue is primarily attributable to the decline in the overall number of contracts completed, and client delays in the timing and production of certain animation projects due to concerns related to the spread of COVID-19.

Web filtering revenue for the nine months ended September 30, 2020 was $460,985, compared to web filtering revenue of $428,644 during the nine months ended September 30, 2019, representing an increase of $32,341 or 7.5%. The increase is primarily due to an increase in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the nine months ended September 30, 2020 was $2,327 compared to subscription and advertising revenue of $5,902 during the nine months ended September 30, 2019, representing a decrease of $3,575 or 60.6%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the nine months ended September 30, 2020 and 2019 were $2,631,645, or 58.8%, and $3,381,922, or 53.9%, respectively. The increase in gross profit is primarily attributable to an increase in web filtering sales and higher contract margins in our animation business.

Operating expenses

Operating expenses for the nine months ended September 30, 2020 were $4,749,638, compared to operating expenses of $5,579,848 during the nine months ended September 30, 2019, representing a decrease of $830,210 or 14.9%. The decrease is primarily attributable to a decrease in general and administrative expenses and professional services fees resulting from reduced investor relations services, a delay in the timing of certain professional services rendered and general cost cutting efforts undertaken by the Company. General and administrative expenses were $3,552,390 for the nine months ended September 30, 2020, compared to $3,971,464 for the nine months ended September 30, 2019, representing a decrease of $419,074 or 10.6%. Professional fees were $419,291 for the nine months ended September 30, 2020, compared to $814,573 for the nine months ended September 30, 2019, representing a decrease of $395,282 or 48.5%.

Other Income (Expense)

Net other expense for the nine months ended September 30, 2020 was $2,402,969, compared to net other expense of $1,438,275 for the nine months ended September 30, 2019, representing an increase of $964,694 or 67.1%. The increase in net other expense is primarily attributable to a one-time loss on the extinguishment of debt and higher net interest expense recorded during the nine months ended September 30, 2020 as described below.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $1,220,148 for the nine months ended September 30, 2020, compared to $1,081,584 during the nine months ended September 30, 2019, representing an increase of $138,564 or 12.8%. The increase is attributable to an increase in amount of expense recorded for the amortization of debt discounts associated with the issuance of our senior secured convertible notes.

During the nine months ended September 30, 2020, we recorded a one-time extinguishment loss of $1,191,089 related to the exchange of $2,294,723 in principal and interest accrued under certain convertible notes for 3,623,884 shares of our Series B preferred stock. During the nine months ended September 30, 2019, we recorded a one-time extinguishment loss of $363,468 related to the amendment of our senior secured promissory notes in the principal amount of $4,000,000 issued to the shareholders of TD Holdings Limited in connection with our acquisition of TD Holdings Limited.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $4,798,462, or $0.03 per share, for the nine months ended September 30, 2020, compared to a net loss attributable to common stockholders of $4,377,100, or $0.03 per share, during the nine months ended September 30, 2019, representing an increase in net loss attributable to common stockholders of $421,362 or 9.6%.

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents of $392,973.

Net cash used in operating activities for the nine months ended September 30, 2020 was $666,775, compared to net cash used in operating activities of $1,123,047 during the nine months ended September 30, 2019, representing a decrease in cash used of $456,272, primarily due to the change in operating assets and liabilities offset in part by an increase in our net loss attributable to common stockholders.

Net cash used in investing activities for the nine months ended September 30, 2020 was $571,563, compared to net cash used in investing activities of $284,629 during the nine months ended September 30, 2019 representing an increase in cash used of $286,934. This change is attributable to an increase in the amount of fixed assets purchased and leasehold improvements made by our animation studio in Manilla, Philippines during the nine months ended September 30, 2020.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,023,600, compared to net cash provided by financing activities of $1,331,000 for the nine months ended September 30, 2019, representing a decrease in cash provided of $307,400. The decrease is attributable to an increase in the repayment of debt during the nine months ended September 30, 2020. Our primary sources of cash from financing activities were attributable to $3,655,000 in proceeds from the sale of 12% senior secured convertible notes and $483,500 in proceeds from the sale of our Series B Stock during the nine months ended September 30, 2020, as compared to $1,420,000 in proceeds from the sale of preferred and common stock in private placement offerings during the nine months ended September 30, 2019. On March 16, 2020, the Company repaid $3,000,000 in principal due to the former shareholders of TD Holdings Limited on a convertible note originally dated September 20, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On July 6, 2020, the Company issued 650,000 shares of common stock to a noteholder upon the conversion of $13,636 in convertible note principal and $1,364 of accrued interest.

On August 18, 2020, the Company issued 109,539 shares of common stock to a contractor for technology design services provided to the Company.

On August 18, 2020, the Company issued 1,000,000 shares of common stock to its counsel for legal services provided to the Company.

On August 18, 2020, the Company issued 500,000 shares of common stock to a consultant for investor relations services provided to the Company.

On September 2, 2020, the Company issued 99,962 shares of common stock to a contractor for technology design services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

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

Date: November 23, 2020	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: November 23, 2020	By:	/s/ Melvin Leiner
Melvin Leiner
Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

