Form 10-K
period 2020-12-31
Grom Social Enterprises, Inc.
filed 2021-04-13
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,188,480.

As of April 12, 2021, there were 190,284,001 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", "intends", "estimates", "plans" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

All forward-looking statements speak only as of the date of this Annual Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

All references in this Annual Report to the "Company", "we", "us", or "our", are to Grom Social Enterprises, Inc., a Florida corporation, and its consolidated subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

We were incorporated under the laws of the State of Florida on April 14, 2014, as Illumination America, Inc.

Effective August 17, 2017, we acquired Grom Holdings pursuant to the terms of the Share Exchange Agreement entered into on May 15, 2017. In connection with the Share Exchange, the Company issued an aggregate of 110,853,883 shares of its common stock to the Grom Holdings stockholders, pro rata to their respective ownership percentage of Grom Holdings. Each share of Grom Holdings was exchanged for 4.17 shares of our common stock. As a result, the stockholders of Grom Holdings owned approximately 92% of the Company’s issued and outstanding shares of common stock at such time.

In connection with the Share Exchange, we changed our name from Illumination America, Inc. to “Grom Social Enterprises, Inc.”

We are a media, technology and entertainment company that focuses on delivering content to children under the age of 13 years in a safe secure platform that is compliant with Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians. We operate our business through the following four wholly-owned subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“Top Draw HK”) and (ii) Top Draw Animation, Inc., a Philippines corporation (“Top Draw Philippines”). The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

Recent Developments

On September 14, 2020, our board of directors (the “Board”) approved and on September 16, 2020, our shareholders approved the granting of authority to the Board to amend the Company’s articles of incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, by a ratio of no less than 1-for-2 and no more than 1-for-25, with the exact ratio to be determined by the Board in its sole discretion (the “Reverse Split”), and with such Reverse Split to be effective at such time and date, if at all, as determined by the Board in its sole discretion.

Our common stock is currently quoted on the OTCQB under the symbol “GRMM”. We intend for the Board to effect the Reverse Split in connection with a currently intended listing of our common stock on the Nasdaq Capital Market as Nasdaq listing requirements include, among other things, a stock price threshold. However, we cannot guarantee that such Reverse Split will occur based on the ratio stated above, that such Reverse Split will be necessary or will occur in connection with the listing of our common stock on the Nasdaq Capital Market, or that the Nasdaq Stock Market will approve listing of our common stock upon such Reverse Split.

If our stock does not trade at a minimum per share price for which a Reverse Split by a ratio of 1-for-25 or less will result in a minimum price necessary for the listing of our common stock on the Nasdaq Capital Market, we may request our shareholders to authorize a larger reverse stock split. The Reverse Split will not impact the number of authorized shares of common stock which will remain at 500,000,000 shares.

Business

We are a media, technology and entertainment company focused on delivering content to children under the age of 13 years in a safe secure Children’s Online Privacy Protection Act (“COPPA”) compliant platform that can be monitored by parents or guardians.

We operate our business through the following four wholly-owned subsidiaries:

•	Grom Social was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two wholly-owned subsidiaries, Top Draw HK and Top Draw Philippines. The group’s principal activities are the production of animated films and televisions series.

•	GES was incorporated in the State of Florida on January 17, 2017 and operates our web filtering services provided to schools and government agencies.

•	GNS was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

Grom Social

Grom Social is a media, technology and entertainment company for kids focused on producing original content on Grom Social’s website, www.gromsocial.com and mobile application. Visitors to the Grom Social website may log on via mobile phone, desktop computer or tablet and chat with friends, view original content or play games created by us.

The name “Grom” is derived from Australian surfing slang and is defined by us to mean “a promising young individual who is quick to learn.” Grom Social was conceptualized and developed in 2012 by Zachary Marks, who was 12 years old at the time. He is the son of our Chief Executive Officer, Darren Marks.

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

Based on data provided by Google Data Analytics and Joomla Management Systems, in February 2021, our platforms have generated approximately 22,000,000 users in over 200 countries and territories since our inception in 2012. We define a "user" as any child under the age of 13 who registers for a Grom Social account through the website or downloads the Grom Social app from a mobile app store, and any parent who registers for a Grom Social account, any parent who registers or downloads the MamaBear app and any student or faculty that uses our NetSpective web filtering platform.

Monthly active users (“MAUs”) is a usage metric which reveals the total number of users who visit our platforms within a 30-day period. As of February 2, 2021, there were approximately 2,300,000 MAUs on all platforms.

Based upon statistics provided by the Joomla Management System, the average online duration of users logged onto our Grom Social platforms is approximately 51 minutes.

Grom Social App

In May 2019, our Grom Social mobile application (or “app”) for Apple Store and Google Play Store was approved within each platform’s family designated section. The Apple Store markets iPhone operating system (“IOS”) applications for download solely on Apple devices. The Google Play Store markets applications for download on Android devices.

We communicate with the children through messaging on a child’s profile page and through seventeen unique Grom characters that engage with children with many additional “fun” and safety features.

We believe our mobile app is the only children’s app where kids can:

•	Openly (free-form) chat with each other without restriction as opposed to having to choose from pre-selected words to make sentences;

•	Record videos of themselves to post in a social environment and use enhanced facial features, masks, and filters while doing so;

•	upload videos that are COPPA compliant;

•	View 1400 hours of exclusive Grom TV content - video on demand platform for kids which is free and curated to provide only safe and educational content for children.

•	Message and chat with cartoon characters and cast members;

•	Communicate with users and parents (through the MamaBear app described below) regardless of where they may be navigating on the Grom Social website. This feature eliminates the need to leave the section of the site in which they are engaged.

We have established the following safeguards and procedures which we believe will ensure our Grom Social platform is a safe place for children:

•	Account Approval: We have account creation procedures to help ensure that only children under the age of 13 can create an account. If a child submits a request to open an account on the Grom Social website or mobile apps, we send an email notification to his or her parents that their child has applied to create a Grom Social account. If the child’s parents approve the account, by using one of three methods that are approved by COPPA guidelines, the account is opened. If a parent’s approval is not given, the account will not be opened, and the child will have limited access to the Grom Social website.

•	Parental Involvement: By requiring parental approval for a child to open an account and to interact with other users on Grom Social, we hope to ensure that parents are aware of and involved with their child’s activity on the website. Further, we believe that parental involvement provides us with the ability to market products and services to parents.

•	Digital Citizenship Educational Content – Children are encouraged to take and pass an internet safety course and receive a Digital Citizen License from us in order to gain increased access to the features provided on the Grom Social platforms.

•	Limited Data Collection of Child and Parent – No digital profiles will be built for children or parents. The information we collect is for analytical data only and is limited to parent email, birthdate, gender and country locations.

•	Content Monitoring: We have software that monitors posts for inappropriate content using standard “keyword” filter technology. If a post contains inappropriate content, it will not appear on the platform and the poster will be sent a warning about offensive content. We believe that through monitoring content we can promote social responsibility and digital citizenship. We view this as a learning opportunity but will ban users if the problem persists.

•	Anti-bullying: We have software that monitors the Grom Social website for bullying. In addition to monitoring the interaction between children on the website, we also post messages that strongly emphasize anti-bullying and actively promotes social responsibility and digital citizenship. Additionally, our platform has received the “KidSafe Seal of Approval” from KidSafe, an independent safety certification service and seal-of-approval program designed exclusively for children-friendly websites and technologies, including online game sites, educational services, virtual worlds, social networks, mobile apps, tablet devices, connected toys, and other similar online and interactive services.

•	Use of “Gromatars”: Children on Grom Social create animated pictures, which we call “Gromatars,” to represent themselves on Grom Social without providing a real-life photograph. Gromatars are viewed as profile pictures on a user’s home wall, and when a user leaves a comment or “like” on a public page. Kids can build and customize their Gromatars by selecting over 200 different options such as the eyes, nose, hair, teeth, ears, skin color, hairstyle, and color.

These safeguards and procedures are a critical component of our business model. We believe that children are increasingly accessing the Internet at younger ages and therefore the need for safe, age-appropriate platforms for younger children to browse and interact with other children is increasing. According to recent statistics on GuardChild.com:

•	81% of children from 9 to 17 years-old say they visited a social networking site in the past three months;

•	41% of teens had a negative experience as a result of using social networking; and

•	88% of teens have seen someone be mean or cruel to another person on a social networking site.

•	70% of children have accidentally encountered online pornography
•	90% of children from 8 to 16 years-old have seen online pornography
•	65% of children from 8 to 14 years-old have been involved in a cyber-bullying incident

GuardChild.com is a website providing software and applications to promote safe Internet browsing for children and statistics collected from various resources including: Social Media and Young Adults, Pew Internet & American Life Project, Global Insights Into Family Life Online, Norton/Symantec & StrategyOne, Teen/Mom Internet Safety Survey, McAfee & Harris Interactive, Pew Research Center, FOSI, Cable in the Classroom 2011, Journal of Adolescent Health, National Cyber Security Alliance (NCSA)-McAfee Online Safety Study, American Osteopathic Association, Social Media and Young Adults, Pew Internet, American Life Project and Grunwald Associates.

MamaBear App

MamaBear is a mobile, all-in-one parenting app that we acquired in September 2016. By using MamaBear, a parent can follow and protect their child’s online presence by monitoring their social networking/media accounts, including, Facebook, Instagram, Twitter, and YouTube. The app is available for IOS devices through the Apple Store and Android devices though the Google Play Store. MamaBear provides parents with a powerful all-in-one safety and awareness tool that we believe offers a unique set of social media monitoring features, family mapping.

Content

In addition to providing a safe, fun, social media platform for children to interact with their peers, we create our own content consisting of animated characters, interactive chats, videos, blogs, and games geared to provide wholesome family entertainment. We create our own short-form content consisting of animated characters, interactive chats, videos, blogs, games and five live action shows released weekly. We currently have over 1,400 hours of live action shows in our content library. This exclusive content is only available on our platforms.

Our Grom Social app features include direct messaging, video recordings with face filters and effects, notifications, profiles with custom colors, Gromatar cartoon avatars, over 1,400 hours of Grom TV exclusive videos on demand, a search and discovery section, hashtags and mentions in post descriptions, liking, commenting, sharing of content, including the ability to share photos, videos and doodle drawings in direct messages. With this feature set and the safety permissions in place, the app will provide children their own social platform similar to the popular adult platforms, but in a safe controlled environment. Kids can upload videos along with a variety of different music, similar to TikTok. Users also have a vast variety of face filters similar to Snapchat and Instagram. The Company produces up to 5 new short-form videos each week similar to Netflix to maintain user engagement.

According to a survey released on October 29, 2019 from Common Sense Media, a nonprofit that tracks young people’s tech habits reports, twice as many young people watch videos every day as they did four years ago, and the average time spent watching videos, mostly on You Tube has roughly doubled, to an hour a day. The survey also found that on average, American children from 8 to 12-years old spend 4 hours and 44 minutes on screen media each day and teens average 7 hours and 22 minutes, not including time spent using screens for school or homework. Based upon statistics provided by the Joomla Management System, the average online duration of users logged onto our Grom Social platform was approximately 51 minutes as of February 2, 2021. We believe the longer duration time is a result of our ability to better engage users through our original content.

Strategy

•	Advertising Revenue. We believe that our app will enable us to begin to generate advertising revenue and the growth of our database may attract high-profile companies to advertise on our Grom Social website and mobile platforms, although there can be no assurances that advertisers will use our website or mobile app. We intend to emphasize to advertisers what we believe is the unique level of parental involvement on Grom Social. We currently have an agreement with SuperAwesome one of the largest COPPA complaint kid advertising companies in the world. A number of SuperAwesome’s clients, including Disney, Nickelodeon, and McDonalds are currently advertising on our platform. In addition, we currently have several advertisers that are advertising on our newly created Grom Safe Ads advertising program that allows pre-approved (by Grom) COPPA complaint ads to run on our platforms

•	Subscription Based Premium Content. Although we currently do not charge a subscription fee, we hope to be able to move to a subscription-based model in the future. We are continuously making software upgrades which will hope will enable us to offer premium content to users for which they will be charged a monthly subscription fee. Users that sign up for a premium program will become Grom Club Members which will enable them to utilize current and new features to:

➢	Create and view interactive videos that can be shared with other Grom Club Members, with non-paying Grom users and with any other third parties in their approved network;

➢	Receive exclusive Gromatar options and accessories including masks, voice modification, face modification, special effects, and numerous filters.

➢	Have unlimited access to new premium games;

➢	Engage in exclusive chats with athletes and celebrities that we hope to engage in the future;

➢	Receive discounts on Grom Social merchandise;

➢	Turn off ads; and

➢	Participate in Bookstore pre/reviews and live readings.

Publishing and Distribution

We believe that Grom Social offers a great way to get user feedback and see how kids respond to content. We believe offering book titles to be previewed and added to wish lists for parents to purchase is a good way to get titles out to the Grom Social kids demographic.

Comments could be used for reviews and a rating star system could be implemented. Badges could be awarded to users to complete different book titles, similar to an online e-book store.

Authors could schedule a live reading where users would be able to log on during the live time-period and listen to the author live read a chapter of their book to the kids, with Q&A with the author live in public forum.

•	Online Game Fees. The games currently available to users on our website are free. We intend to offer users an option to pay to play exclusive games and/or pay for game upgrades. These games may be developed by us, such as Grom Skate, where the character skates through three worlds collecting coins, doing tricks and avoiding obstacles and solving geometry problems, or obtained from outside developers and adapted to use on our website.

•

Licensing Merchandise Revenue. We hope to create Grom Social apparel and other merchandise for purchase through our website and mobile app and enter into licensing and merchandise agreements.

Partnerships and Collaborations

The Company believes that due to its strong youth following that it can be a valuable resource to many organizations and sports leagues looking to build, reconnect and/or maintain their brand among the youth market. The Company has designed an opportunity for clients to utilize existing programming and broadcasts by condensing long programming such as 3-4 hour baseball games, 8 hour-a-day surfing events and 6-hour golf rounds into engaging short-form content wrapped in gaming and animation utilizing celebrities and athlete interaction.

Intellectual Property Strategy

The Company plans to produce, develop, license and purchase a number of intellectual properties and monetize by franchise, licensing and merchandising opportunities in addition to hosting on its own platform. To satisfy and help fill the demand for content, the Company intends to continue to create original content as well as use underutilized content.

Throughout our monetization efforts, we will maintain a free version of the app in an effort to not negatively impact our user base. The Grom Social website and mobile app have generated nominal revenues to date.

TD Holdings

TD Holdings is a holding company that operates through its two wholly-owned subsidiaries Top Draw Hong Kong and (ii) Top Draw Philippines. Based in Manila, Philippines, the group’s principal activities are the production of animated films and televisions series. Top Draw Hong Kong, which owns our animation studio in Manila, Philippines, contracts with third parties for the production of animated films and televisions series. Through an intercompany agreement, Top Draw Philippines then does the production work at our studio in Manila, Philippines.

Top Draw Philippines is a full-service production and pre-production animation studio working with international clients. It specializes in providing two-dimensional digital production services for animated television series and movies on a contract basis or under co-production arrangements.

Top Draw Philippines’ pre-production services include planning and creating storyboards, location design, model and props design, background color and color styling. Its production services focus on library creation, digital asset management, background layout scene assembly, posing, animation and after-effects. Top Draw Philippines currently provides services to high-profile properties, including Tom and Jerry, My Little Pony and Disney Animation’s Penn Zero: Part-Time Hero. Its studio produces over two hundred half-hour segments of animated content for television annually, which we believe makes it one of the top producers of animation for television worldwide.

The following table depicts some of Top Draw Philippines’ recent notable projects:

Show	Client	Number of Series in Years	Period
My Little Pony	DHX Media	10	2010-2019
My Little Pony - Equestrian Girls	DHX Media	7	2012-2013, 2015-2019
Tom and Jerry	Slap Happy Cartoons	5	2015-2019
Polly Pocket	WildBrain (formerly DHX Media)	3	2017-2020
Glitch Techs	Nickelodeon	1	2018-2019

Carmen Sandiego	WildBrain (formerly DHX Media)	2	2019-2020
Rhyme Time Town	DreamWorks	1	2019-2020
Archibald’s Next Big Thing	DreamWorks	1	2020-2021
Polly Pocket S3	DHX Media	3	2021
The Loud House Movie	New Nickelodeon Animation	1	2021
Bionic Max	Gaumont Animation	1	2021
Vikingskool	Samka Production	1	2021

Grom Educational Services, Inc.

On January 2, 2017, we acquired certain assets including Internet content filtering software called “NetSpective Webfilter” from TeleMate.net. Since inception, we have sold hardware and/or subscriptions for web filtering software to thousands of schools with more than 4,000,000 children in attendance. Clients pay for hardware within 30 days of delivery and in advance for filtering service ranging between one to five years. We offer a proprietary digital citizenship program that assists K-12 schools in the United States to comply with The Children's Internet Protection Act (“CIPA”) requirements. CIPA requirements include the use Internet content filters and implementation of other protective measures to prevent children from exposure to harmful online content.

Grom Nutritional Services, Inc.

GNS was formed with the intention of developing, marketing and distributing nutritional supplement beverages to children to support the healthy development of neurological structure and intellectual development of cognitive skills. We initially intend to market and distribute nutritional based supplements to our user base of children and their parents, then subsequently expand our marketing efforts to the wholesale/retail grocery, convenience, and big box sectors. GNS has had no significant operations to date, but the Company is exploring partnerships.

Acquisition Strategy

Our acquisition strategy is to acquire synergistic companies, products or intellectual property that will help grow our Grom Social user base and operate profitably as both a stand-alone enterprise as well as enhance Grom’s overall monetization strategy.

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

Under the terms of the TDH Share Sale Agreement, we were also required to make additional payments (“Earnout Payments”) of up to $5,000,000 to the TDH Sellers, if TD Holdings achieved certain adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) during the three-year period following the acquisition (the “Earnout Period”), to be paid 25% in cash and the balance in shares of common stock at a share price equal to the lower of a 10% discount to our last private placement price per share prior to making the Earnout Payment, or if such shares are listed on a recognized stock exchange and publicly traded, at a 10% discount to the previous 20 day weighted average closing price per share.

No earnout was achieved for the original three-year Earnout Period. The original Earnout Period was extended to December 31, 2019, pursuant to the First Amendment described below. However, no earnout was achieved during the extended Earnout Period through December 31, 2019.

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

Acquisition of the NetSpective Webfilter Assets

On January 1, 2017, we acquired NetSpective webfilter assets from TeleMate.net Software, LLC, a Georgia limited liability company, (“TeleMate”) pursuant to an asset purchase agreement (the “NetSpective APA”). Under the terms of the NetSpective APA, we issued a three-year 0.68% $1,000,000 redeemable, convertible promissory note to TeleMate (the “TeleMate Note”). The TeleMate Note is convertible into our common stock at a conversion rate of $0.78 per share. If not converted by TeleMate by November 1, 2019, the note may be converted by the Company into shares of common stock at a conversion rate of $0.48 per share. In addition, we entered into a master services agreement (“MSA”) with TeleMate under which TeleMate provided engineering and sales support for twelve months and assumed all risks of NetSpective negative cash flow for one year.

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

Under the terms of the First Modification, TeleMate agreed to pay us in monthly installments of $10,000 against their outstanding balance of $146,822. Additionally, the TeleMate Note may not be converted or any earnout shares issued until the outstanding balance is paid in full, and all interest payments under the TeleMate Note were suspended until all payments owing the Company were made. If and when TeleMate is permitted to convert the TeleMate Note, the number of shares converted thereunder will be subject to a one-year leak-out agreement.

In April 2019, TeleMate paid the TeleMate Note in full. On December 4, 2019, the Company converted the outstanding principal and interest of $1,013,200 under the TeleMate Note into 2,113,428 shares of its common stock.

Acquisition of the Assets of Fyoosion LLC

On December 27, 2017, we acquired all of the assets of Fyoosion LLC, a Delaware limited liability company (“Fyoosion”), which included proprietary software, its website, and source code. The acquired software utilizes a digital automation marketing platform to help companies to efficiently generate sales leads and improve customer retention.

In consideration therefor, we issued an aggregate of 300,000 shares of our common stock to Fyoosion. Such shares were subject to a -leak-out agreement limiting the number of shares that could be sold for one year following the acquisition to 25% of the daily average trading volume during the period prior to such sale. The Company’s proposed business in the first year utilizing the acquired assets did not attain EBITDA of $125,000, and accordingly, Fyoosion was not entitled to 200,000 additional shares as provided in the acquisition agreement.

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

Our Growth Strategy

Our current growth strategy is as follows:

•

Increase the size of our database of users of Grom Social. Comparable to other successful social media companies, we believe the key strategy to our future success is to grow the size of our database. Although the revenue from Grom Social is now nominal, we believe that our database will continue to increase due to our production of original content and through synergies such as our MamaBear application which has approximately 1,250,000 downloads since inception, with approximately 90,000,000 total sessions. We intend to launch a marketing campaign, subject to raising sufficient capital, to increase awareness of the Grom Social platforms. There can be no assurance that we can continue to grow the Grom platforms, and if we are successful in doing so, that we will be able to generate revenues from the website and mobile app.

Marketing initiatives. We plan to use celebrities and high-profile athletes as role models, content providers and overall brand ambassadors. The Company as recently entered into long-term with US Olympic surfing team member and the current world #2, 18-year old Caroline Marks. Our user base will be able to follow Caroline leading up to the 2021 Olympics in Tokyo and follow as she competes on the world tour.

•	Expand Core Products. We manage our brands through strategic product development initiatives, including introducing new products and modifying our existing intellectual property. Our marketing team and development teams strive to develop enhanced products to offer added technological, aesthetic and functional improvements to our portfolio of products.

•	Pursue Strategic Acquisitions. We supplement our internal growth with strategic and synergistic acquisitions.

Competition

Grom Social

The markets in which we compete are characterized by innovation and new and rapidly evolving technologies. We believe we will face significant and intense competition in every aspect of our intended business, including from Facebook, YouTube, Twitter, and Google, which offer a variety of Internet products, services, and content that will compete for our user's Internet time and spending dollars. In addition to facing general competition from these large, well-funded companies, we also face competition from smaller Internet companies that offer products and services that may compete directly with Grom Social for users, such as TikTok, SnapChat, Video Star and Zoomerang. Additionally, as we introduce new services and products, as our existing services and products evolve, or as other companies introduce new products and services, we may become subject to additional competition from:

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

Our intention is for Top Draw Philippines to remain competitive for the production of family-oriented, animated television series and movies and other family-oriented entertainment products produced by major movie studios, including Disney, DreamWorks Animation, Warner Bros. Entertainment, Netflix, Nickelodeon, and numerous other independent motion picture production companies.

The primary competitors of Top Draw Philippines in the Philippines are Toon City Animation, Snipple Animation Studio, and Synergy 88 Digital.

Growth in the television industry is being driven by larger streaming companies such as Netflix, Disney Plus, NBC, Amazon Prime, and Facebook. Competition is primarily based on the ability to reach an audience directly and deliver products that meet consumer demand. The success of these streaming companies is primarily related to the size and reach of their user or subscriber base.

Grom Educational Services

We believe our primary competitors for web filtering products and services are iBoss, Lightspeed, Go Guardian and Securly. There are other large companies that offer web filtering products including Forcepoint (Websense), Bluecoat, Palo Alto Networks, Barracuda and Cisco. However, we believe these companies are enterprise focused whereby they sell numerous products with web filtering representing a minimal component of their portfolio.

Grom Nutritional Services

We believe that consumer awareness regarding the benefits of dietary supplements and new product availability are the major drivers for the market worldwide. The global nutritional supplements market size was valued at $273.9 billion in 2018 and is anticipated to expand at a compound annual growth rate of 6.4% over the forecast period from 2019 to 2025, according to Grand View Research. The largest of our competitors are Axxess Pharma Inc., Celsius Holdings, Inc., GNC Holdings Inc., and Pfizer Inc.

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

Our platforms follow the guidelines of the Children's Online Privacy Protection Act of 1998, 15 U.S.C. 6501–6505. COPPA imposes certain requirements on operators of websites or online services directed to children under 13 years of age, and on operators of other websites or online services that have actual knowledge that they are collecting personal information online from a child under 13 years of age.

Additionally, our K-12 NetSpective web filter clients are subject to CIPA, which was enacted by Congress in 2000 to address concerns about children's access to obscene or harmful content over the Internet. CIPA imposes certain requirements on schools or libraries that receive discounts for Internet access or internal connections through the E-rate program – a program that makes certain communications services and products more affordable for eligible schools and libraries. In early 2001, the FCC issued rules implementing CIPA and provided updates to those rules in 2011.

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

Intellectual Property

To establish and protect our proprietary rights we rely on a combination of trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee non-disclosure and invention assignment agreements, and other contractual rights. We do not believe that our proprietary website is dependent on any single copyright or groups of related patents or copyrights. We currently own six trademarks as follows:

Country	Mark	Status	Class	Serial Number	Filing Date	Registration Number	Registration Date	Owner Name	Expiration Date
US	GROM SOCIAL	Registered	045	85562637	03/07/2012	4236835	11/06/2012	Grom Social LLC	11/06/2022
US and INTL		Registered	042, 045	85632192	05/22/2012	4242103	11/13/2012	Grom Social LLC	11/13/2022
US	GROM	Registered	042	85808178	12/20/2012	4464931	01/14/2014	Grom Social LLC	01/14/2024
US	GROMPOUND	Registered	041	85865569	03/04/2013	4380376	08/06/2013	Grom Social, LLC	08/06/2023
US	TECHTOPIA	Registered	009	86346608	07/24/2014	4820748	09/29/2015	Grom Social, Inc.	09/29/2021
US and INTL	GROM FANTASY SURFER	Pending	100, 101	88257301	01/10/2019	N/A	N/A	Grom Social Enterprises, Inc.	N/A
US and INTL	MAMABEAR	Registered	021, 023, 026, 036, 038	85631796	05/22/2012	4351472	06/11/2013	Grom Holdings Inc.	06/11/2023
US and INTL		Pending	05, 06, 018, 044, 046, 051, 052	90197048	09/21/2020	N/A	N/A	Grom Nutritional Services, Inc.	N/A

Employees

As of April 12, 2021, the Company had twelve full-time employees, one part-time employee and 4 independent contractors in the United States and Top Draw had 77 full-time employees and 63 part-time and 287 contracted employees in the Philippines.

Item 1A Risk Factors

Risks Related to our Business

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this registration statement we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Related to our Business and Industry

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

Although we report our results of operations in U.S. dollars, approximately 89.0% of our revenue is currently denominated in foreign currencies. We do not hedge against currency fluctuations and unfavorable fluctuations in foreign currency exchange rates. Such fluctuations could have a material adverse effect on our results of operations.

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

During the year ended December 31, 2020, Top Draw accounted for approximately 89.0% of our consolidated revenue. During the same period, three of Top Draw’s clients accounted for approximately 68.5% of our consolidated revenue. Although the relative percentages by client may change from quarter to quarter, the reliance upon a limited number of clients is not expected to change for the foreseeable future. As a result, a decrease in business or revenue from any one or more of these key clients could materially negatively impact Top Draw’s and our revenue, results of operation, and financial condition.

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

Our Board may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of our common stock.

Our Board has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders. Also, our Board has discretion to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, by a ratio of no less than 1-for-2 and no more than 1-for-25, with the exact ratio to be determined by the Board in its sole discretion, which may have a dilutive effect on shareholders’ holdings.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

The voting and conversion rights of our issued and outstanding shares of Series B Stock will have the effect of diluting the voting power of existing common stockholders.

Our authorized capital stock includes 25,000,000 shares of preferred stock, of which 2,000,000 shares are designated as Series A Stock and 10,000,000 shares are designated as Series B Stock. As of the date hereof, no shares of our Series A Stock and 9,215,059 shares of Series B Stock are issued and outstanding. The holders of our outstanding shares of Series B Stock may at any time, after the 12-month anniversary of the issuance of their shares of Series B Stock, convert each such shares into shares of our common stock at a conversion price equal to the 30-day volume weighted average price (“VWAP”) of a share of common stock. In addition, the Company may, at any time, require conversion of all or any of the Series B Stock then outstanding at a 50% discount to the 30-day VWAP. The conversion of shares of our Series B Stock will dilute your interests. The 30-day VWAP of our common stock for the period ended April 12, 2021 was $0.148566. Therefore, if all of the outstanding shares of our Series B Stock were converted as of April 12, 2021, we would have 62,026,519 additional shares of common stock issued and outstanding.

In addition, the holders of shares of our Series B Stock vote together as a single class with the holders of shares of our common stock, with each share entitling the holder to 50 votes per share. Therefore, as of the date hereof, the holders of our 9,215,059 shares of Series B Stock have an aggregate of 460,752,950 votes, representing 70.8% of our voting power.

The effects of the voting and conversion rights tied to shares of our Series B Stock may affect the rights of our common stockholders by, among other things, restricting dividends on our common stock, diluting the voting power of our common stockholders, reducing the market price of our common stock, or impairing the liquidation rights of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

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

There is currently a limited trading market for our shares.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Our officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and significant stockholders have substantial control over us and could delay or prevent a change in corporate control. Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, 32.1% of our outstanding common stock, based on 190,284,001 shares outstanding as of April 12, 2021. As a result, these shareholders, acting together, would have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	impeding a merger, consolidation, takeover, or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and lack of profits, which could lead to wide fluctuations in our share price.

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. The price for our common stock could, for example, decline precipitously in the event that a large number of our common stock is sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of common stock on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance.

If and when a larger trading market for our common stock develops, the market price of our common stock is still likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

•	variations in our revenues and operating expenses;

•	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	developments in the financial markets and worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the government relating to regulations that govern our industry;

•	sales of our common stock or other securities by us or in the open market;

•	changes in the market valuations of other comparable companies; and

•	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

Risks Related to Covid-19

The uncertainty and extent of the Covid-19 pandemic may continue to have an adverse effect on our operations and on the global capital markets.

The current outbreak of Covid-19 could continue to have a material and adverse effect on the Company’s business operations. These could include disruptions or restrictions on the Company’s ability to travel or to distribute its products, as well as temporary closures of production facilities. Any such disruption or delay would likely impact our sales and operating results. In addition, Covid-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

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

We may not be entitled to forgiveness of our recently received PPP Loans, and our application for the PPP Loans could in the future be determined to have been impermissible or could result in damage to our reputation.

On May 3, 2020 and May 14, 2020, we received proceeds of $127,958 and $100,954, respectively, from loans under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loans mature on May 3, 2022 and May 14, 2022, respectively, and bear annual interest at a rate of 1.0%. Commencing on the date that is the latter of (i) the date that is the 10th month after the end of the Company’s PPP Loans covered period (as described below) and (ii) assuming the Company has applied for PPP Loans forgiveness within the period described in clause (i), the date on which SBA remits the loan forgiveness amount on the Company’s PPP Loans to the PPP lender (or notifies such lender that no loan forgiveness is allowed), we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by May 3, 2022 and May 14, 2022, respectively, any principal amount outstanding on the PPP Loans as of November 1, 2022 and November 12, 2020, respectively. A portion of the PPP Loans may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four week period or, if elected by the Company, the eight week period beginning on the date of the loan is advanced. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loans eligible to be forgiven may be limited due to declines in headcount, whether voluntary or involuntary, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% as compared to the period of January 1, 2020 through March 31, 2020. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loans will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company's circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 2,100 square feet of office space as our principal executive offices in Boca Raton, Florida for approximately $4,000 per month pursuant to a three-year lease expiring on September 30, 2021.

Our animation business leases portions of three floors comprised of an aggregate of approximately 28,800 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila for administration and production purposes. We currently pay approximately $24,000 per month for such space (which increases by approximately 5% per year). These leases expire in December 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of our common stock are quoted on the OTCQB under the symbol “GRMM.” Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and do not necessarily represent actual transactions.

The last reported sales price of our common stock on the OTCQB on April 12, 2021, was $0.19.

Holders

As of April 12, 2021, there were 533 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	–		–	–

Equity compensation plans not approved by security holders (1)	12,382,350	(1)	$0.48	–

______________

(1) Represents (i) options to purchase an aggregate of 9,984,600 shares of common stock issued to officers and employees for services provided to the Company at exercise prices between $0.24 and $0.78 and (ii) options to purchase an aggregate of 2,397,750 shares of common stock issued to consultants and contractors for services provided to the Company at exercise prices between $0.24 and $0.78.

Unregistered Sales of Equity Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On October 14, 2020, the Company issued 1,535,507 shares of common stock to a noteholder upon the conversion of $52,861 in convertible note principal and $1,527 of accrued interest.

On December 1, 2020, the Company issued 295,441 shares of common stock to a contractor for technology design services provided to the Company.

On December 21, 2020, the Company issued 79,297 shares of common stock to a contractor for technology design services provided to the Company.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in elsewhere in this Annual Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Overview

We were incorporated under the laws of the State of Florida on April 14, 2014, as Illumination America, Inc.

Effective August 17, 2017, we acquired Grom Holdings pursuant to the terms of the Share Exchange Agreement entered into on May 15, 2017. In connection with the Share Exchange, the Company issued an aggregate of 110,853,883 shares of its common stock to the Grom Holdings stockholders, pro rata to their respective ownership percentage of Grom Holdings. Each share of Grom Holdings was exchanged for 4.17 shares of our common stock. As a result, the stockholders of Grom Holdings owned approximately 92% of the Company’s issued and outstanding shares of common stock at such time.

In connection with the Share Exchange, we changed our name from Illumination America, Inc. to “Grom Social Enterprises, Inc.”

We are a media, technology and entertainment company that focuses on delivering content to children under the age of 13 years in a safe secure platform that is compliant with COPPA and can be monitored by parents or guardians. We operate our business through the following four wholly-owned subsidiaries:

•	Grom Social was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two wholly-owned subsidiaries: (i) Top Draw HK and (ii) Top Draw Philippines. The group’s principal activities are the production of animated films and televisions series.

•	GES was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	GNS was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

Impact of COVID-19

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and as a result of delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 89% of the Company’s total revenues on a consolidated basis, has been closed.

Recent Events

Series B Preferred Stock Designation

On August 4, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Stock with the Secretary of State of the State of Florida designating 10,000,000 shares as Series B Stock. The Series B Stock ranks senior and prior to all other classes or series of the Company’s preferred stock and common stock.

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

Discretionary Reverse Stock Split

On September 14, 2020, the Board approved and on September 16, 2020, the shareholders approved the granting of authority to the Board to amend the Company’s articles of incorporation to effect the Reverse Split at such time and date, if at all, as determined by the Board in its sole discretion.

Series B Stock Purchases

On August 2, 2020, November 30, 2020, February 17, 2021, and March 31, 2021, the Company entered into subscription agreements with accredited investors pursuant to which the Company sold an aggregate of 250,000 shares, 233,500 shares, 300,000 shares, and 650,000 shares of Series B Stock for aggregate gross proceeds of $250,000, $233,500, $300,000, and $650,000, respectively.

August 2020 Exchange Agreements

On August 6, 2020, the Company, entered into debt exchange agreements (the “Debt Exchange Agreements”) with holders of the Company’s (a) 10% convertible notes in the aggregate amount of $411,223 of outstanding principal and accrued and unpaid interest; (b) 12% secured convertible notes, which were secured against the assets of TD Holdings, in the aggregate amount of $1,101,000 of outstanding principal and accrued and unpaid interest; and (iii) 12% secured convertible notes, which were secured against all of the other assets of the Company in the aggregate amount of $782,500 of outstanding principal and accrued and unpaid interest (collectively, the “Exchange Notes”). Pursuant to the terms of the Debt Exchange Agreements, the holders of the Exchange Notes exchanged the outstanding Exchange Notes, and all amounts owed by the Company thereunder, for an aggregate of 3,623,884 shares of the Company’s newly designated 8% Series B convertible preferred stock (the “Series B Stock”). At the time of the exchange, all amounts due under the Exchange Notes were deemed to be paid-in-full and the Exchange Notes were cancelled.

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

November 2020 Exchange Agreements

On November 30, 2020, the Company, entered into Debt Exchange Agreements with holders of two of the Company’s convertible promissory notes in the aggregate amount of $200,000 of outstanding principal and accrued and unpaid interest. The holders of the notes exchanged the outstanding notes, and all amounts owed by the Company thereunder for an aggregate of 316,000 shares of Series B Stock. At the time of the exchange, all amounts due under the notes were deemed to be paid in full and the notes were cancelled.

February 2021 Exchange Agreements

On February 17, 2021, the Company, entered into Debt Exchange Agreements with holders of three of the Company’s convertible promissory notes in the aggregate amount of $1,700,905 of outstanding principal and accrued and unpaid interest. The holders of the notes exchanged the outstanding notes, and all amounts owed by the Company thereunder for an aggregate of 2,564,175 shares of Series B Stock. At the time of the exchange, all amounts due under the notes were deemed to be paid in full and the notes were cancelled.

In connection with the execution and delivery of the Exchange Agreements, the holders of the notes and the Series A stockholders executed and delivered proxies to Darren Marks and Melvin Leiner, both officers and directors of the Company, granting each of them the power to vote all their shares in the Company for a period of two years. As a result, Messrs. Marks and Leiner, collectively, have an aggregate of 528,756,135, votes, or 81.2% of the voting capital of the Company.

EMA Financial Financing

On November 30, 2020, the Company entered into a securities purchase agreement with EMA Financial, LLC, a Delaware limited liability company (“EMA”), pursuant to which the Company issued EMA a nine-month 8% convertible promissory note in the principal amount of $260,000 (the “EMA Note”) for a $234,000 investment. The term of the EMA Note may be extended by EMA up to an additional year. EMA also has the right to purchase an additional nine-month convertible promissory note on the same terms.

If the Company fails to maintain the listing and trading and of its common stock, or does not comply with the SEC reporting obligations, such failure will result in liquidated damages of $15,000 payable to EMA, at its election, in cash or an additional EMA Note.

EMA will have the right of first refusal to participate in future financings of the Company to the extent that such participation would not result in EMA and its affiliates beneficially owning more than 4.99% of the Company’s outstanding shares of common stock. If future financings of the Company have more favorable terms than the EMA Note, EMA will be entitled to such favorable terms. Failure to timely notify EMA of a financing will result in liquidated damages of $1,000 per day in cash, or, at the option of EMA, as additional EMA Note principal.

EMA has piggyback registration rights for shares issuable upon conversion of the EMA Note. Failure to register EMA’s shares will result in liquidated damages of 50% of the outstanding principal amount of the EMA Note, but not less than $25,000, payable to EMA, at its election, in cash or additional EMA Note principal.

If the Company engages in capital raising transactions, EMA may compel the Company to redeem up to 25% of the outstanding balance of the EMA Note from the gross proceeds of such transaction, or 100%, if such financing is $1,000,000 or greater.

EMA is entitled to liquidated damages of $250 for each business day that the delivery of unlegended shares is not timely made and, if the delivery is late for an aggregate of 30 days during any 360-day period, EMA may require the Company to redeem such shares at a price per share as set forth in the EMA Note.

If delivery of the common stock issuable upon conversion the EMA Note is not timely made, the Company will pay EMA $250 per day in cash or, at the option of EMA, as additional EMA Note principal.

The Company’s performance and payment obligations under the EMA Note are jointly and severally guaranteed by the Company’s subsidiaries.

If the EMA Note is not paid when due, it will bear interest at 24% per annum until paid.

The EMA Note is convertible into common stock of the Company at any time after 180 days from issuance, provided that no such conversion would result in beneficial ownership by EMA and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock.

The conversion price of the EMA Note is equal to the lower of: (i) $0.06 per share, or (ii) 70% of the lowest trading price of the common stock during the ten consecutive trading days including and immediately preceding the conversion date. If an event of default as described in the EMA Note has occurred, EMA may elect to use a conversion price equal to the lower of: (i) the lowest traded price of the common stock on the trading day immediately preceding the date of issuance of the EMA Note, or (ii) 70% of either the lowest traded price or the closing bid price. The conversion price of the EMA Note is subject to adjustment in the event of stock distributions, subdivisions, combinations, splits or reclassifications. The conversion price is also subject to a 15% discount if the Company’s common stock is chilled for DTC deposit or for certain other trading restrictions if the Company ceases to be a reporting company, or the EMA Note cannot be converted into free trading shares after 181 days from the issuance date.

If in connection with a merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, shares are changed into the same or a different number of shares of another class of stock or securities of the Company or another entity, or in case of any sale or conveyance of substantially all of the assets of the Company, EMA has the right to receive, in lieu of common stock, such securities or assets which EMA would have been entitled to receive if the EMA Note been converted in full immediately prior to such transaction.

If the Company makes a distribution of its assets to its common shareholders as a dividend, stock repurchase, or otherwise, EMA is entitled, to receive the amount of such assets which would have been payable to EMA with respect to shares issuable upon such conversion had such shares been converted.

If the Company issues convertible securities or rights to purchase securities or other property pro rata to its shareholders, EMA will be entitled to acquire such securities or rights upon the same terms as if the EMA Note had been converted.

The Company pay prepay the EMA Note at any time until 180 days following the date of issuance of the EMA Note at a 105% premium if prior to 30 days, 115% if from 31 days through 60 days, 120% if from 61 days through 90 days, 125% if from 91 days through 120 days; 130% if from 121 days through 159 days; 135% if from 151 days through 180 days following the date of issuance of the EMA Note.

The EMA Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.

Upon the occurrence of an event of default as described in the EMA Note, the Note will become immediately due and payable at a default interest rate of 125% of the then outstanding principal amount of the EMA Note plus any other default interest or amounts owing to EMA or the parity value of common stock as calculated in accordance with the terms of the EMA Note.

Quick Capital Financing

On December 17, 2020, the Company entered into a note purchase agreement with Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”), pursuant to which the Company issued Quick Capital a nine-month convertible promissory note in the principal amount of $113,587 (the “Quick Note”) for a $100,000 investment, which included an original issuance discount of 8% and a $4,500 credit for Quick Capital’s transaction expenses. In connection with the Note issuance, Quick Capital was also issued a three-year warrant (the “Quick Warrant”) to purchase up to an aggregate of 1,183,197 shares of the Company’s common stock at an exercise price of $0.05 per share (the “Quick Warrant Shares”).

Quick Capital is entitled to a cash payment of $25,000 as liquidated damages for any failure to include all shares issuable upon the conversion of the Quick Note and the exercise of the Quick Warrant on any registration statement filed with the SEC. For twelve months following the issuance of the Quick Note, Quick Capital will have the right of first refusal to participate in future financings proposed to the Company by bonafide third parties on the same terms as such third party. If the Company receives cash proceeds, the Quick Capital has the right to require that such proceeds be used to repay outstanding amounts under the Quick Note.

The Company must use its best efforts to uplist its common stock to Nasdaq or the New York Stock Exchange within 90 days of the issuance of the Quick Note.

The Quick Note may be prepaid in whole or in part, subject to a 10% premium if prepaid in the first 60 days of the term of the Quick Note and a 30% premium thereafter.

The Quick Note may be converted into shares of common stock at (i) a 30% discount to the lowest price per share of any debt or securities offering by the Company if the Company’s common stock is listed on Nasdaq or NYSE within 90 days of the Quick Note issuance; (ii) the lesser of (A) $0.04 or (B) a 30% discount to the average of the two lowest closing prices during the ten trading days prior to the conversion date; (iii) $0.04 per share, upon an event of default as described in the Quick Note. If delivery of conversion shares is not timely made, the Company is obligated to pay Quick Capital $2,000 for each day that the delivery is late as liquidated damages. The conversion price of the Quick Note will be reduced if the Company issues common stock or grants derivative securities for consideration at a price less than the conversion price to the amount of the consideration of such dilutive issuance.

If the Company makes a distribution of its assets, Quick Capital will be entitled to receive the amount of such assets which would have been payable had Quick Capital been the holder of such shares on the record date for such distribution. If the Company issues convertible securities or rights to purchase securities or other property pro rata to its common shareholders, Quick Capital will be entitled to acquire such securities or rights upon the same terms as if Quick Capital had converted the Quick Note.

The Quick Note also contains certain restrictive covenants limiting the Company’s ability to repurchase its securities, incur debt, sell its assets, make loans, or engage in exchange offers.

If the Company receives cash proceeds from any source, Quick Capital has the right to require the Company to apply such proceeds to repay outstanding amounts owed under the Quick Note.

If an event of default (as described in the Quick Note) occurs, the Quick Note will become immediately due and payable in an amount equal to (i) 150% of the then outstanding principal amount of the Quick Note plus any other default interest or amounts owing to Quick Capital or (ii) the parity value of common stock as calculated in accordance with the terms of the Quick Note.

Quick Capital is entitled to the same terms of future financings of the Company that are more favorable than the terms of the Quick Note.

The Quick Warrant provides, among other things, that if the Quick Warrant Shares are not timely delivered, the Company will be obligated to pay $3,000 per day as liquidated damages. If there is no effective registration statement covering the Quick Warrant Shares, Quick Capital may exercise the Quick Warrant on a cashless basis in accordance with the terms of the Quick Warrant. The exercise price and number of Quick Warrant Shares are subject to adjustment in the event of certain corporate actions as described in the Quick Warrant, including stock dividends, distributions, stock splits and dilutive issuances. Upon the occurrence of certain fundamental transactions including mergers, the sale of all of the Company’s assets and tender offers, Quick Capital will be entitled to alternative consideration related to those transactions.

The Quick Note may not be converted and the Quick Warrant may not be exercised if after giving effect to such conversion or exercise, as the case may be, Quick Capital and its affiliates would beneficially own more than 4.99% of the outstanding common stock of the Company.

Auctus Fund Financing

On February 9, 2021, the Company entered into a securities purchase agreement (the “Auctus Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued Auctus a one-year convertible promissory note in the principal amount of $500,000 which accrues interest at 12% per annum (the “Auctus Note”) for proceeds of $428,000 (after deducting fees and expenses related to the transaction). Auctus was also issued a five-year warrant (the “Auctus Warrant”) to purchase 6,250,000 shares of the Company’s common stock, at an exercise price of $0.06 per share (the “Auctus Warrant Shares”).

The Company granted Auctus piggyback registration rights with respect to the shares underlying the Auctus Note and the Auctus Warrant. In addition, the Company agreed that, while any amount remains unpaid under the Auctus Note, it would not sell securities on more favorable terms than those provided to Auctus, without adjusting Auctus’ terms accordingly. Further, among other things, the Company agreed that, while any amount remains unpaid under the Auctus Note, it would not enter into any variable rate transactions.

In the event the Company fails to pay any amount when due under the Auctus Note, the interest rate will increase to the greater of 16%, or the maximum amount permitted by law. The Auctus Note may not be prepaid. Auctus may convert any amount due under the Auctus Note at any time and its affiliates into shares of common stock at a conversion price of $0.06 per share; provided, that no such conversion would result in Auctus beneficially owning in excess of 4.99% of the Company’s then outstanding common stock. The conversion price and number of shares issuable upon conversion of the Auctus Note will be subject to adjustment for any subdivision or consolidation of shares and other dilutive events.

Auctus may not exercise the Auctus Warrant with respect to any number of Auctus Warrant Shares that would cause it to beneficially own in excess of 4.99% of the Company’s common stock. The Auctus Warrant may be exercised for cash, or, if the “market price” of the Company’s common stock is greater than the Auctus Warrant’s exercise price, and there is not an effective registration statement covering the Auctus Warrant Shares, the Auctus Warrant may be exercised on a cashless basis. The number of Warrant Shares is subject to adjustment for subdivision or consolidation of shares and other dilutive events, or in the event the Company effects a reorganization, reclassification, merger, consolidation, disposition of assets, or other fundamental transaction.

FirstFire Global Financing

On March 11, 2021 the Company entered into a securities purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), pursuant to which the Company issued to FirstFire a one-year 12% convertible promissory note in the principal amount of $300,000 (the “FirstFire Note”). In connection with the issuance of the FirstFire Note, FirstFire was also issued a five-year warrant (the “FirstFire Warrant”) to purchase up to an aggregate of 3,750,000 shares of the Company’s common stock (the “FirstFire Warrant Shares”), at an exercise price of $0.06 per share. The net proceeds received by the Company were $270,000, after deducting an original issue discount in the amount of $30,000.

In the event the Company fails to pay any amount when due under the FirstFire Note, the interest rate will increase to the lesser of 20%, or the maximum amount permitted by law. At any time while the FirstFire Warrant Shares are subject to an effective registration statement, or, if no registration statement covering the FirstFire Warrant Shares is effective, at any time after 180 days from the date of issuance, FirstFire may convert any amount due under the FirstFire Note into shares of the Company’s common stock (“FirstFire Conversion Shares”) at a conversion price of $0.06 per share; provided, however, that, if an event of default exists, the conversion price will be the lesser of (i) $0.03 per share, or (ii) 70% of the lowest trading price of the Company’s common stock during the ten consecutive trading days prior to the conversion. FirstFire may not convert any portion of the FirstFire Note of the FirstFireWarrant that would cause it and its afiliates to beneficially own in excess of 4.99% of the Company’s common stock (which may be waived, up to 9.99%, by FirstFire upon 61 days' prior notice to the Company). The conversion price and number of shares of the Company’s common stock issuable upon conversion of the FirstFire Note will be subject to adjustment in the event of any merger, consolidation, distribution of shares, or other dilutive issuances.

The FirstFire Warrant may be exercised for cash, or, if there is not an effective registration statement covering the FirstFire Warrant Shares, on a cashless basis. The exercise price and number of Warrant Shares is subject to adjustment for subdivision or consolidation of shares, or other dilutive issuances.

Pursuant to the FirstFire Purchase Agreement, the Company agreed that, while any of the FirstFire Note, the FirstFire Conversion Shares, the FirstFire Warrants, or the FirstFire Warrant Shares remain outstanding, it would not sell securities on more favorable terms than those provided to FirstFire without adjusting FirstFire’s securities to incorporate those more favorable terms.

FirstFire has a right of first refusal to participate in sale of the Company’s securities for a period of 18 months and mandatory registration rights with respect to the FirstFire Conversion Shares and the FirstFire Warrant Shares.

Curiosity Ink Media Letter of Intent

On April 1, 2021, the Company entered into a binding letter of intent with Curiosity Ink Media, LLC, a California limited liability company (“Curiosity”), Russell Hicks (“Hicks”), Brent Watts (“Watts”), and the other members of Curiosity (collectively, the “Sellers”), pursuant to which the Company agreed to acquire an aggregate of 80% of Curiosity’s membership interests (the “80% Membership Interests”) from the Sellers, on a pro rata basis, for a purchase price of $3,678,000, of which: (i) $400,000 is payable in cash, to be used to pay down a portion of loans made to Curiosity by Hicks and Watts; (ii) $3,000,000 is payable in shares of the Company’s common stock, valued at a price per share equal to the 20-day volume-weighted average price of the Company’s common stock; and (iii) $278,000 is payable by the issuance to Hicks and Watts of 8% convertible promissory notes payable in equal monthly installments, on an amortized basis over 18 months. The Sellers will have the opportunity to receive up to an additional $2,000,000 in acquisition consideration, paid in shares of the Company’s common stock, based upon the successful execution of certain specified contracts and/or material agreements. The Sellers will also have the opportunity to receive an additional $17,500,000 in purchase consideration, paid 50% in cash and 50% in shares of the Company’s common stock, based upon achieving certain performance milestones through December 31, 2023. The Company has the exclusive right to acquire the 80% Membership Interests through June 30, 2021. The consummation of the acquisition is contingent upon the parties entering into a definitive agreement and other closing conditions.

Results of Operations

For the years ended December 31, 2020 and December 31, 2019

Revenue

Revenue for the year ended December 31, 2020 was $6,159,531, compared to revenue of $8,296,997 during the year ended December 31, 2019, representing a decrease of $2,137,466 or 25.8%.

Animation revenue for the year ended December 31, 2020 was $5,483,332, compared to animation revenue of $7,565,672 during the year ended December 31, 2019, representing a decrease of $2,082,340 or 27.5%. The decrease in animation revenue is primarily attributable to the decline in the overall number of contracts completed, and client delays to the timing and production of certain animation projects due to concerns related to the spread of COVID-19.

Web filtering revenue for the year ended December 31, 2020 was $673,182, compared to web filtering revenue of $723,800 during the year ended December 31, 2019, representing a decrease of $50,618 or 7.0%. The decrease is primarily due to a decline in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the year ended December 31, 2020 was $3,017 compared to subscription and advertising revenue of $7,525 during the year ended December 31, 2019, representing a decrease of $4,508 or 59.9%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the years ended December 31, 2020 and 2019 were $2,806,891, or 45.6%, and $3,686,036, or 44.4%, respectively. The decrease in gross profit is primarily attributable to the higher percentage of web filtering revenue to total revenue when compared to the prior year, and higher contract margins realized in our animation business.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $6,188,689, compared to operating expenses of $6,664,933 during the year ended December 31, 2019, representing a decrease of $476,244 or 7.2%. The decrease is primarily attributable to a decrease in general and administrative expenses and professional services fees resulting from reduced investor relations services and general cost cutting efforts undertaken by the Company. General and administrative expenses were $4,462,095 for the year ended December 31, 2020, compared to $5,140,100 for the year ended December 31, 2019, representing a decrease of $678,005 or 13.2%. Professional fees were $623,014 for the year ended December 31, 2020, compared to $908,093 for the year ended December 31, 2019, representing a decrease of $285,079 or 31.4%. At December 31, 2020, we performed our annual impairment tests as prescribed by ASC 350 on the carrying value of our goodwill and recorded an impairment charge totaling $472,757; of which $420,257 was attributed to the assets of Fyoosion LLC acquired in 2017 and $52,500 was attributed to the assets of Bonnie Boat and Friends acquired in 2018.

Other Income (Expense)

Net other expense for the year ended December 31, 2020 was $2,585,662, compared to a net other expense of $1,577,002 for the year ended December 31, 2019, representing an increase of $1,008,660 or 64.0%. The increase in net other expense is primarily attributable to the loss recorded on the extinguishment of debt realized through the conversion of convertible promissory notes into shares of our Series B Stock.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $1,398,731 for the year ended December 31, 2020, compared to $1,705,123 during the year ended December 31, 2019, representing a decrease of $306,392 or 18.0%. The decrease is attributable to servicing lower levels of debt and recording lower amortization expense on note discounts during the year ended December 31, 2020.

During the year ended December 31, 2020, we recorded extinguishment losses of $1,312,983 related to the conversion of approximately $2.6 million of convertible promissory notes into 3,939,884 shares of our Series B preferred stock. During the year ended December 31, 2019, we recorded an extinguishment loss of $363,468 related to the amendment of our $4,000,000 promissory note issued with our acquisition of TD Holdings. During the year ended December 31, 2019, we also recorded gains of $429,000 related to the change in fair value of contingent consideration and $45,521 related to the settlement of certain accounts payable.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $6,020,933, or $0.03 per share, for the year ended December 31, 2020, compared to a net loss attributable to common stockholders of $5,332,173, or $0.04 per share, during the year ended December 31, 2019 representing an increase in net loss attributable to common stockholders of $688,760 or 12.9%.

Liquidity and Capital Resources

At December 31, 2020, we had cash and cash equivalents of $120,300.

Net cash used in operating activities for the year ended December 31, 2020 was $1,223,148, compared to net cash used in operating activities of $1,697,185 during the year ended December 31, 2019 representing a decrease in cash used of $474,037. The primary reason for the decrease was due to a change in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2020 was $574,512, compared to net cash used in investing activities of $292,911 during the year ended December 31, 2019 representing an increase in cash used of $281,601. This change is attributable to an increase in the amount of fixed assets purchased and leasehold improvements made by our animation studio in Manilla, Philippines during the year ended December 31, 2020.

Net cash provided by financing activities for the year ended December 31, 2020 was $1,375,559, compared to net cash provided by financing activities of $1,807,143 for the year ended December 31, 2019 representing a decrease in cash provided of $431,584. The decrease is attributable to an increase in the repayment of debt during the year ended December 31, 2020. Our primary sources of cash from financing activities were attributable to $3,655,000 in proceeds from the sale of 12% senior secured convertible notes and $483,500 in proceeds from the sale of our Series B Stock in private offerings during the year ended December 31, 2020 as compared to $1,420,000 in proceeds from the sale of preferred and common stock in private offerings during the year ended December 31, 2019. On March 16, 2020, the Company repaid $3,000,000 in principal due to the former shareholders of TD Holdings Limited on a convertible note originally dated September 20, 2016.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, we have incurred significant operating losses since inception and have a working capital deficit. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

We will need approximately $2,000,000 to operate and execute our business plan for the next twelve months. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring alternative sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and December 31, 2019. We use the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill and indefinite-lived assets during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, we determine fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, we rely on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, our risk relative to the overall market, our size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Indefinite-lived intangible assets are evaluated for impairment at the individual asset level by assessing whether it is more likely than not that the asset is impaired (for example, that the fair value of the asset is below its carrying amount). If it is more likely than not that the asset is impaired, its carrying amount is written down to its fair value.

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

We performed our annual fair value assessment at December 31, 2020 on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that an impairment charge of $472,757 was necessary.

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

We evaluated the recoverability of our long-lived assets at December 31, 2020, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis.

On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 amends the effective date for ASU 2017-04 to fiscal years beginning after December 15, 2022, and interim periods therein.

Early adoption continues to be permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements for both annual and interim reporting periods.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROM SOCIAL ENTERPRISES, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Grom Social Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grom Social Enterprises, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

April 13, 2021

GROM SOCIAL ENTERPRISES, INC.

Consolidated Balance Sheets

At December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$120,300	$506,219
Accounts receivable, net	587,932	545,662
Inventory, net	48,198	29,562
Prepaid expenses and other current assets	386,165	329,128
Total current assets	1,142,595	1,410,571
Operating lease right of use assets	602,775	874,159
Property and equipment, net	965,109	852,145
Goodwill	8,380,504	8,853,261
Intangible assets, net	5,566,339	5,953,255
Deferred tax assets, net -- noncurrent	531,557	238,581
Other assets	76,175	79,065
Total assets	$17,265,054	$18,261,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,126,114	$808,520
Accrued liabilities	1,794,232	1,651,482
Advanced payments and deferred revenues	967,053	627,082
Convertible notes -- current	2,349,677	4,828,656
Derivative liabilities	–	77,584
Loans payable -- current	189,963	–
Related party payables	143,741	462,137
Income taxes payable	102,870	–
Lease liabilities -- current	304,326	263,252
Total current liabilities	6,977,976	8,718,713
Convertible notes, net of loan discounts	897,349	505,000
Lease liabilities	328,772	633,098
Loans payable	95,931	–
Other noncurrent liabilities	367,544	227,229
Total liabilities	8,667,572	10,084,040

Commitments and contingencies	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; zero and 925,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	–	925
Series B preferred stock, $0.001 par value. 8,000,000 shares authorized; 5,625,884 and zero shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	5,626	–
Common stock, $0.001 par value. 500,000,000 shares authorized; 188,354,282 and 167,382,807 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	188,355	167,383
Additional paid-in capital	64,234,749	58,154,730
Accumulated earnings (deficit)	(55,791,914)	(50,048,481)
Accumulated other comprehensive income	(39,334)	(97,560)
Total stockholders' equity	8,597,482	8,176,997
Total liabilities and equity	$17,265,054	$18,261,037

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,	Year Ended December 31,
	2020	2019

Sales	$6,159,531	$8,296,997
Cost of goods sold	3,352,640	4,610,961
Gross margin	2,806,891	3,686,036
Operating expenses:
Depreciation and amortization	449,379	435,649
Selling and marketing	118,844	116,291
General and administrative	4,462,095	5,140,100
Professional fees	623,014	908,093
Stock based compensation	62,600	64,800
Impairment charge	472,757	–
Total operating expenses	6,188,689	6,664,933
Loss from operations	(3,381,798)	(2,978,897)
Other income (expense)
Interest expense, net	(1,398,731)	(1,705,123)
Derivative expense	–	(42,140)
Loss on settlement of debt	(1,312,983)	(363,468)
Unrealized gain on change in fair value of derivative liabilities	77,584	7,826
Other gains or income	48,468	525,903
Total other income (expense)	(2,585,662)	(1,577,002)
Loss before income taxes	(5,967,460)	(4,555,899)
Provision for income taxes (benefit)	(224,027)	35,375
Net loss	(5,743,433)	(4,591,274)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	(277,500)	(740,899)

Net loss attributable to common stockholders	$(6,020,933)	$(5,332,173)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	180,182,382	147,441,651

Comprehensive loss:
Net loss	$(5,743,433)	$(4,591,274)
Foreign currency translation adjustment	58,226	55,694
Comprehensive loss	$(5,685,207)	$(4,535,580)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2020 and 2019

									Accumulated
	Series A		Series				Additional		Other	Total
	Preferred Stock		B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity

Balance, December 31, 2018	–	$–	–	$–	138,553,655	$138,554	$52,254,286	$(45,457,207)	$(153,254)	$6,782,379

Net loss	–	–	–	–	–	–	–	(4,591,274)	–	(4,591,274)
Change in foreign currency translation	–	–	–	–	–	–	–	–	55,694	55,694

Issuance of Series A preferred stock with common stock in connection with sales made under private offerings	925,000	925	–	–	–	–	410,226	–	–	411,151

Issuance of common stock in connection with sales of Series A preferred stock	–	–	–	–	4,625,000	4,625	509,224	–	–	513,849
Beneficial conversion feature related to preferred stock	–	–	–	–	–	–	231,050	–	–	231,050

Deemed dividend on conversion of convertible preferred stock to common stock	–	–	–	–	–	–	(231,050)	–	–	(231,050)
Accretion of Series A preferred stock	–	–	–	–	–	–	509,849	–	–	509,849
Deemed dividend on accretion of Series A preferred stock	–	–	–	–	–	–	(509,849)	–	–	(509,849)

Issuance of common stock in connection with sales made under private offerings	–	–	–	–	5,450,000	5,450	539,550	–	–	545,000

Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	3,877,516	3,877	774,534	–	–	778,411

Issuance of common stock in lieu of cash for loans payable and other accrued obligations	–	–	–	–	1,707,690	1,708	587,732	–	–	589,440

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (continued)

For the Years Ended December 31, 2020 and 2019

									Accumulated
	Series A		Series				Additional		Other	Total
	Preferred Stock		B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity

Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	160,260	160	32,258	–	–	32,418

Issuance of common stock in connection with the amendment of terms of promissory notes	–	–	–	–	800,000	800	219,200	–	–	220,000

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	12,208,686	12,209	2,775,990	–	–	2,788,199

Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–	51,730	–	–	51,730

Balance, December 31, 2019	925,000	$925	–	$–	167,382,807	$167,383	$58,154,730	$(50,048,481)	$(97,560)	$8,176,997

Net loss	–	–	–	–	–	–	–	(5,743,433)	–	(5,743,433)
Change in foreign currency translation	–	–	–	–	–	–	–	–	58,226	58,226
Exchange of Series A preferred stock for Series B preferred stock	(925,000)	(925)	1,202,500	1,202	–	–	(277)	–	–	–
Accretion of Series B preferred stock	–	–	–	–	–	–	277,500	–	–	277,500
Deemed dividend on accretion of Series B preferred stock	–	–	–	–	–	–	(277,500)	–	–	(277,500)

Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	483,500	484	–	–	483,016	–	–	483,500

Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,939,884	3,940	–	–	3,935,944	–	–	3,939,884

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (continued)

For the Years Ended December 31, 2020 and 2019

									Accumulated
	Series A		Series				Additional		Other	Total
	Preferred Stock		B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity

Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	420,000	420	35,180	–	–	35,600

Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	6,487,706	6,488	572,157	–	–	578,645

Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	–	–	500,000	500	49,500	–	–	50,000

Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	10,869,677	10,870	725,144	–	–	736,014

Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–	63,991	–	–	63,991

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	2,694,092	2,694	107,743	–	–	110,437

Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–	107,621	–	–	107,621

Balance, December 31, 2020	–	$–	5,625,884	$5,626	188,354,282	$188,355	$64,234,749	$(55,791,914)	$(39,334)	$8,597,487

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$(5,743,433)	$(4,591,274)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	848,463	863,994
Amortization of debt discount	629,790	638,626
Provision for doubtful accounts	(35,341)	41,985
Provision for excess or obsolete inventory	–	–
Common stock issued for financing costs	167,614	32,418
Common stock issued in exchange for fees and services	578,645	778,411
Deferred taxes	(292,976)	11,252
Derivative expense	–	42,140
Impairment charge	472,757	–
Stock based compensation	62,600	64,800
Loss on extinguishment of debt	1,312,983	363,468
Unrealized (gain) loss on change in fair value of contingent consideration	–	(429,000)
Unrealized (gain) loss on change in fair value of derivative liabilities	(77,584)	(7,826)
Changes in operating assets and liabilities:
Accounts receivable	(6,929)	535,846
Inventory	(18,636)	(20,544)
Prepaid expenses and other current assets	(84,037)	55,912
Operating lease right of use assets	30,247	22,406
Other assets	2,891	35,536
Accounts payable	317,524	153,075
Accrued liabilities	347,514	762,909
Advanced payments and deferred revenues	339,970	(493,146)
Income taxes payable and other noncurrent liabilities	243,185	(38,665)
Related party payables	(318,395)	(519,508)
Net cash provided by (used in) operating activities	(1,223,148)	(1,697,185)

Cash flows from investing activities:
Purchase of fixed assets	(574,512)	(292,911)
Net cash provided by (used in) financing activities	(574,512)	(292,911)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	483,500	411,151
Proceeds from issuance of common stock, net of issuance costs	–	1,058,849
Proceeds from issuance of convertible notes	4,143,500	600,000
Proceeds from loans payable	303,912	–
Repayments of convertible notes	(3,537,335)	(262,857)
Repayments of loans payable	(18,018)	–
Net cash provided by (used in) financing activities	1,375,559	1,807,143

Effect of exchange rates on cash and cash equivalents	36,182	55,579
Net increase (decrease) in cash and cash equivalents	(385,919)	(127,374)
Cash and cash equivalents at beginning of period	506,219	633,593
Cash and cash equivalents at end of period	$120,300	$506,219

Supplemental disclosure of cash flow information:
Cash paid for interest	$420,802	$521,408
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible notes	$568,400	$–
Common stock issued to reduce accounts payable and other accrued liabilities	$50,000	$589,440
Common stock warrants issued in connection with convertible notes	$33,056	$–
Conversion of convertible debentures and accrued interest into common stock	$110,436	$3,788,199
Discount for beneficial conversion features on convertible notes	$107,621	$51,730
Discount related to fair value of derivative liabilities associated with convertible notes	$–	$43,270

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2020 and 2019, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, and GNS. All intercompany accounts and transactions are eliminated in consolidation.

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

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

Animation Revenue

For years ended December 31, 2020 and 2019, the Company recorded a total of $5,483,332 and $7,565,672, respectively, of animation revenue from contracts with customers.

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

Web Filtering Revenue

For years ended December 31, 2020 and 2019, the Company recorded a total of $673,182 and $723,800, respectively, of web filtering revenue from contracts with customers.

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

The following table depicts the composition of our contract assets and liabilities as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Animation contract assets	$525,709	$513,388
Web filtering contract assets	54,886	24,937
Other contract assets	7,337	7,337
Total contract assets	$587,932	$545,662

Animation contract liabilities	$410,709	$51,054
Web filtering contract liabilities	544,844	564,528
Other contract liabilities	11,500	11,500
Total contract liabilities	$967,053	$627,082

For the years ended December 31, 2020 and 2019, the Company recorded $51,054 and $380,749, respectively, in animation revenue and $399,033 and $461,843, respectively, in web filtering revenue which was included in each respective year’s opening contract liability balance.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

Accounts receivable includes unbilled accounts receivable. Unbilled accounts receivable is a contract asset related to amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company recognizes revenue for episodic development activities performed but not yet billed. Episodic development activities are typically billable upon delivery.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill and indefinite-lived assets during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Indefinite-lived intangible assets are evaluated for impairment at the individual asset level by assessing whether it is more likely than not that the asset is impaired (for example, that the fair value of the asset is below its carrying amount). If it is more likely than not that the asset is impaired, its carrying amount is written down to its fair value.

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

The Company performed its annual fair value assessment at December 31, 2020 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that an impairment charge of $472,757 was necessary. See Note 7 – Goodwill and Intangible Assets for more information.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2020, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Right of Use Assets and Lease Liabilities

FASB ASU No. 2016-02, "Leases" (ASC 842) requires lessees to recognize almost all leases on the balance sheet as a right of use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory, and permits the exclusion of leases with an original lease term of less than one year.

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

Comprehensive Gain or Loss

FASB ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At December 31, 2020 and 2019, the Company determined that it had items that represented components of comprehensive income (loss) and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis.

On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 amends the effective date for ASU 2017-04 to fiscal years beginning after December 15, 2022, and interim periods therein.

Early adoption continues to be permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements for both annual and interim reporting periods.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Billed accounts receivable	$443,806	$353,778
Unbilled accounts receivable	188,029	233,869
Allowance for doubtful accounts	(43,903)	(41,985)
Total accounts receivable, net	$587,932	$545,662

During the year ended December 31, 2020, the Company had three customers that accounted for 68.5% of revenues and two customers that accounted for 29.9% of accounts receivable. During the year ended December 31, 2019, the Company had three customers that accounted for approximately 42.3% of revenues and one customer that accounted for 38.7% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Prepaid rent	$18,679	$17,863
Vendor advances	6,085	6,221
Prepaid service agreements	101,886	172,602
Employee advance and other payroll related items	74,773	56,356
Other prepaid expenses and current assets	184,742	76,086
Total	$386,165	$329,128

Prepaid expenses and other assets represent advances or prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,800,872	$(2,257,797)	$543,075	$2,184,327	$(1,882,567)	$301,760
Machinery and equipment	192,988	(152,149)	40,839	175,761	(125,272)	50,489
Vehicles	163,525	(106,826)	56,699	158,849	(77,133)	81,716
Furniture and fixtures	422,234	(364,655)	57,579	399,512	(323,771)	75,741
Leasehold improvements	1,143,704	(903,381)	240,323	1,081,076	(764,070)	317,006
Total fixed assets	4,723,323	(3,784,808)	938,515	3,999,525	(3,172,813)	826,712
Capital assets not subject to depreciation:
Construction in progress	26,594	–	26,594	25,433	–	25,433
Total fixed assets	$4,749,917	$(3,784,808)	$965,109	$4,024,958	$(3,172,813)	$852,145

For the years ended December 31, 2020 and 2019, the Company recorded depreciation expense of $461,548 and $477,079 respectively.

6.	LEASES

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

The future minimum payment obligations at December 31, 2020 for operating leases are as follows:

2021	$367,636
2022	$335,659
2023	$28,588

These operating leases are listed as separate line items on the Company's Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's Consolidated Balance Sheets.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized ROU assets and lease liabilities for operating leases of approximately $602,775 in assets, $304,326 in current liabilities and $328,772 in noncurrent liabilities as of December 31, 2020. During the year ended December 31, 2020, the Company recognized approximately $363,974 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Year Ended December 31, 2020
Cash paid for operating lease liabilities	$355,766
Weighted-average remaining lease term (in years)	2.2
Weighted-average discount rate	10%
Minimum future lease payments	$731,883

The following table presents the amortization of the Company’s lease liabilities under ASC 842 at December 31, 2020:

2021	$304,326
2022	$302,781
2023	$25,990

7.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the year ended December 31, 2020:

Balance, December 31, 2019	$8,853,261
Impairment charge	(472,757)
Balance, December 31, 2020	$8,380,504

At December 31, 2020, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $472,757; of which $420,257 was attributed to the assets of Fyoosion LLC acquired in 2017 and $52,500 was attributed to the assets of Bonnie Boat and Friends acquired in 2018.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At December 31, 2020 and 2019, the carrying amount of the Company’s goodwill was $8,380,504 and $8,853,261, respectively.

The following table sets forth the components of the Company’s intangible assets at December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(716,429)	$883,857	$1,600,286	$(556,400)	$1,043,886
Mobile software applications	2.00	282,500	(282,500)	–	282,500	(282,500)	–
Web filtering software	5.00	1,134,435	(907,548)	226,887	1,134,435	(680,661)	453,774
Noncompete agreements	2.00	846,638	(846,638)	–	846,638	(846,638)	–
Subtotal	–	3,863,859	(2,753,115)	1,110,744	3,863,859	(1,979,283	1,497,660
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$8,319,454	$(2,753,115)	$5,566,339	$8,319,454	$(1,979,283)	$5,953,255

For the years ended December 31, 2020 and 2019, the Company recorded amortization expense for intangible assets subject to amortization of $386,916 and $428,686, respectively.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2021	$386,916
2022	160,029
2023	160,029
2024	160,029
2025	160,029
Thereafter	83,712
$1,110,744

8.	OTHER ASSETS

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

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Executive and employee compensation	$1,642,959	$1,237,531
Interest on convertible promissory notes	134,127	314,309
Other accrued expenses and liabilities	15,293	99,641
Total accrued liabilities	$1,792,379	$1,651,482

10.	RELATED PARTY PAYABLES AND ACTIVITY

Acquisition of TD Holdings

Wayne Dearing, the Managing Director of TD Holdings, was issued a promissory note in the principal amount of $2,000,000 on July 1, 2016 in connection with the Company’s acquisition of TD Holdings. The note, as amended, was due to mature on April 1, 2020. On March 16, 2020, the Company paid Mr. Dearing $1,500,000 against the principal amount of the note and restructured the remaining $500,000 in unpaid principal. Under the new terms, the note bears interest at a rate of 12% per annum and matures on June 30, 2021. Principal and interest are payable monthly in arrears, amortized over a four-year period. At December 31, 2020, the principal balance remaining on this note totaled $441,088 and is classified under Convertible Notes – Current in the Company’s consolidated financial statements.

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

Darren Marks’s Family

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social website and mobile application. These individuals have created over 1,400 hours of original short form content. Sarah Marks, the wife of Darren Marks, our President and Chief Executive Officer, Zach Marks, Luke Marks, Jack Marks, Dawson Marks, Caroline Marks and Victoria Marks, each Darren Marks’s children, are, or have been, by the Company employed or independently contracted.

During the year ended December 31, 2020, the Marks family was paid as follows: Zach $28,050, Dawson $500, and Victoria $500. During the year ended December 31, 2019, the Marks family was paid as follows: Sarah $12,600, Zach $40,593, Luke $17,659, Jack $1,800, Victoria $2,250 and Caroline $3,750.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future. Each member of the Marks family is actively involved in the creation of content for the website and mobile app, including numerous videos focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Officers and Directors

Pursuant to verbal agreements, Messrs. Marks and Leiner have made loans to the Company to help fund operations. These loans are non-interest bearing and callable on demand. During the years ended December 31, 2020 and 2019, Mr. Marks loaned $0 and $22,000, respectively, and Mr. Leiner loaned $47,707 and $81,500, respectively, to the Company.

During the year ended December 31, 2019, Mr. Marks and Mr. Leiner agreed to convert portions of their loans into equity. These transactions are summarized as follows:

Name	Date	Amount of Loan Principal Converted to Equity	Share Price Used for conversion	Trading price of Grom stock on the date of conversion	Shares issued

Darren Marks	12/10/2019	100,000	$0.18	0.10	571,429

Melvin Leiner	12/10/2019	100,000	$0.18	0.10	571,428

At December 31, 2020 and 2019, the outstanding amounts due to Mr. Marks were $43,429 and $215,122, respectively, and the outstanding amounts due to Mr. Leiner were $50,312 and $210,929, respectively.

On July 13, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan is non-interest bearing and callable on demand.

At December 31, 2020 and 2019, the aggregate related party payables were $143,741 and $462,137, respectively.

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

At December 31, 2020 and 2019, accrued retirement benefit costs were $367,544 and $227,229, respectively.

12.	DEBT

Convertible Notes

The following tables set forth the components of the Company’s convertible notes at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
8% Convertible Promissory Notes (Bridge Notes)	$373,587	$–
10% Unsecured Convertible Redeemable Notes – Variable Conversion Price	265,000	100,000
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	153,250	664,473
12% Senior Secured Convertible Notes (Newbridge)	52,572	289,143
12% Senior Secured Convertible Notes (Original TDH Notes)	882,175	4,000,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	1,645,393	505,000
12% Senior Secured Convertible Notes (Additional Secured Notes)	260,315	–
Loan discounts	(385,266)	(224,958)
Total convertible notes, net	3,247,026
Less: current portion of convertible notes, net	(2,349,677)	(4,828,658)
Convertible notes, net	$897,349	$505,000

8% Convertible Promissory Notes (Bridge Notes)

On November 30, 2020, the Company entered into a securities purchase agreement with EMA Financial, LLC (“EMA”) pursuant to which the Company issued to EMA a nine-month 8% convertible promissory note in the principal amount of $260,000 (the “EMA Note”) for a $234,000 investment. The term of the EMA Note may be extended by EMA up to an additional year. The EMA Note is convertible into common stock of the Company at any time after 180 days from issuance. The conversion price of the EMA Note is equal to the lower of: (i) $0.06 per share, or (ii) 70% of the lowest trading price of the common stock during the ten consecutive trading days including and immediately preceding the conversion date.

On December 17, 2020, the Company entered into a note purchase agreement with Quick Capital, LLC (“Quick Capital”) pursuant to which the Company issued Quick Capital a nine-month convertible promissory note in the principal amount of $113,587 (the “Quick Note”) for a $100,000 investment, which included an original issuance discount of 8% and a $4,500 credit for Quick Captial’s transaction expenses. The Quick Note may be converted into shares of common stock at (i) a 30% discount to the lowest price per share of any debt or securities offering by the Company if the Company’s common stock is listed on NASDAQ or NYSE within 90 days of the Quick Note issuance; (ii) the lesser of (A) $0.04 or (B) a 30% discount to the average of the two lowest closing prices during the ten trading days prior to the conversion date; (iii) $0.04 per share, upon an event of default as described in the Note.

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its fair value was determined to be $12,621. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible note.

In connection with the Quick Note issuance, the Company also issued a three-year warrant to purchase up to an aggregate of 1,183,197 shares of the Company’s common stock at an exercise price of $0.05 per share. ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. This resulted in the debt being recorded at a discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.05, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 0.19% and (iv) an expected volatility of the price of the underlying common stock of 224.3%. As a result, the Company allocated a fair value of $33,056 to the stock warrants.

At December 31, 2020, the principal balance of these notes was $373,587 and the remaining balance on the associated loan discounts was $75,593.

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

On January 13, 2020, the lender converted $10,000 of note principal and $5,000 of accrued interest into 259,300 shares of the Company’s common stock. On March 2, 2020, the lender converted $13,636 of note principal and $1,364 of accrued interest into 249,285 shares of the Company’s common stock. On June 30, 2020, the lender converted $23,503 of note principal and $2,545 of accrued interest into 650,000 shares of the Company’s common stock. On October 2, 2020, the lender converted the remaining $52,861 of note principal and $1,527 of accrued interest into 1,535,507 shares of the Company’s common stock. As of December 31, 2020, the principal balance and all interest due under the note was fully satisfied and the associated derivative liability was relieved.

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

In connection with the note issuance, the Company also issued a five-year warrant to purchase up to an aggregate of 500,00 shares of the Company’s common stock at an exercise price of $0.10 per share. ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. This resulted in the debt being recorded at a discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.10, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.89% and (iv) an expected volatility of the price of the underlying common stock of 144.4%. As a result, the Company allocated a fair value of $30,935 to the stock warrants.

At December 31, 2020, the remaining principal balance of $100,000 and accrued interest of $8,356 was in default of payment. No formal notices of default or demands for payment have been received by the Company.

On November 20, 2020, the Company issued a convertible redeemable note to an unrelated party in the principal amount of $165,000 less a $15,000 original issuance discount resulting in net cash proceeds to the Company of $150,000. The note accrues interest at a rate of 10% per annum, is due on February 15, 2021 and is convertible into common stock of the Company at the option of the noteholder at a rate equal to a 30% discount from the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days.

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its fair value was determined to be $50,871. This amount is recorded as a debt discount and is amortized as interest expense over the term of the note.

At December 31, 2020, the remaining principal balance of $165,000 and the remaining balance on the associated loan discounts was $43,914.

10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 10% convertible notes pursuant to which an aggregate of 331,954 shares of the Company’s Series B preferred stock (“Series B Stock) were issued to noteholders for an aggregate of $211,223 of outstanding principal and accrued and unpaid interest. On November 30, 2020, the Company entered into a debt exchange agreement with the remaining holder of these 10% convertible notes pursuant to which an aggregate of 158,000 shares of Series B Stock were issued to the noteholder for an aggregate of $111,250 of outstanding principal and accrued and unpaid interest.

At December 31, 2020, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

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

At December 31, 2020, the principal balance of these notes was $97,250 and all associated loan discounts were fully amortized. While the remaining notes are past their original maturity dates, no formal notices of default or demands for payment have been received by the Company.

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

At December 31, 2020, the principal balance of these notes was $56,000 and all associated loan discounts were fully amortized. While the remaining notes are past their original maturity dates, no formal notices of default or demands for payment have been received by the Company.

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

At December 31, 2020 and 2019, the remaining principal balance on the 12% Notes was $52,572 and $289,143, respectively, and the remaining unamortized discounts were $0 and $161,864, respectively.

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

The principal value of the notes was reclassified to convertible notes, net – current on the Company’s consolidated financial statements.

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

At December 31, 2020, the principal balance of the Original TDH Notes was $882,175.

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 12% TDH Secured Notes pursuant to which an aggregate of 1,739,580 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $1,101,000 of outstanding principal and accrued and unpaid interest. On November 30, 2020, the Company entered into debt exchange agreements with another holder of these 10% convertible notes pursuant to which an aggregate of 158,000 shares of Series B Stock were issued to the noteholder for an aggregate of $99,633 of outstanding principal and accrued and unpaid interest.

At December 31, 2020, the principal balance of these notes was $1,654,393 and the remaining balance on the associated loan discounts was $202,782.

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

At December 31, 2020, the principal balance of these notes was $260,315 and the remaining balance on the associated loan discounts was $62,976.

Future Minimum Principal Payments

The principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2021	$2,184,677
2022	$527,784
2023	$594,720
2024	$160,111
2025 and thereafter	$–

13.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Current:
Federal	$–	$–
State and local	–	–
Foreign	–	–
Total current	–	–
Deferred:
Federal	–	–
State and local	–	–
Foreign	(224,027)	35,375
Total deferred	(224,027)	35,375
Total	$(224,027)	$35,375

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Tax benefit at the statutory federal rate	–%	–%
Increase (decrease) in rate(s) resulting from:
Foreign operations, net	3.8	(0.8)
Change in deferred taxes	17.2	21.8
Change in valuation allowance	(17.2)	(21.8)
Total	3.8%	(0.8)%

The following tables set forth the components of income taxes payable at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Federal	$–	$–
State and local	–	–
Foreign	–	–
Total	$–	$–

The following tables set forth the components of deferred income taxes at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Non-current deferred tax assets:
Retirement benefits	$110,263	$68,169
Write down of investment(s)	68,408	65,420
Deferred revenue net	149,112	59,016
Other	203,773	45,976
Net operating loss carryforwards	5,009,036	4,661,804
Less: valuation allowance	(5,009,036)	(4,661,804)
Total non-current deferred tax asset	531,557	238,581
Total deferred tax asset	$531,557	$238,581

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

As of December 31, 2020, the Company had federal, state and foreign net operating loss carryforwards of approximately $23.9 million of which $15.2 million may be available to reduce future liabilities for income taxes through 2037 and $8.7 million may be available to reduce future liabilities for income taxes indefinitely. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2015 through 2019. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.

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

At December 31, 2020 and December 31, 2019, the Company had zero and 925,000 shares of Series A Stock issued and outstanding, respectively.

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

On June 19, 2020, the Company received gross cash proceeds of $250,000 from an accredited investor pursuant to the terms of a subscription agreement and subsequently issued an aggregate of 250,000 shares of Series B Stock on August 6, 2020.

On August 6, 2020, the Company entered into debt exchange agreements with holders of the Company’s (i) OID Notes in the aggregate amount of $411,223 of outstanding principal and accrued and unpaid interest; (ii) TDH Secured Notes, in the aggregate amount of $1,101,000 of outstanding principal and accrued and unpaid interest; and (iii) Additional Secured Notes, which were secured by all of the other assets of the Company in the aggregate amount of $782,500 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the debt exchange agreements, the holders of the notes exchanged outstanding and all amounts owed by the Company thereunder, for an aggregate of 3,623,884 shares of the Company’s Series B Stock. At the time of the exchange, all amounts due under the notes were deemed to be paid-in-full and the notes were cancelled.

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

On September 22, 2020, the Company received gross cash proceeds of $233,500 from two accredited investors, pursuant to the terms of a subscription agreement, and subsequently issued an aggregate of 233,500 shares of Series B Stock on November 30, 2020.

On November 30, 2020, the Company entered into debt exchange agreements with holders of the Company’s (i) OID Notes in the aggregate amount of $111,250 of outstanding principal and accrued and unpaid interest; and (ii) TDH Secured Notes, in the aggregate amount of $99,633 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the debt exchange agreements, the holders of the notes exchanged outstanding and all amounts owed by the Company thereunder, for an aggregate of 316,000 shares of the Company’s Series B Stock. At the time of the exchange, all amounts due under the notes were deemed to be paid-in-full and the notes were cancelled.

At December 31, 2020 and 2019, the Company had 5,625,884 and zero shares of Series B Stock issued and outstanding, respectively.

Common stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 188,354,282 and 167,382,807 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

Common Stock Issued in Private Placements

During the year ended December 31, 2019, the Company issued 5,450,000 shares of common stock and warrants to purchase 5,450,000 shares of common stock at an exercise price of $0.25 for proceeds of $545,000 under private offerings with accredited investors.

Common Stock Issued as Compensation to Employees, Officers and/or Directors

During the year ended December 31, 2020, the Company issued 420,000 shares of common stock with a fair market value of $35,600 to employees, officers and/or directors as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the year ended December 31, 2020, the Company issued 6,487,706 shares of common stock with a fair market value of $578,645 to contractors for services rendered.

During the year ended December 31, 2019, the Company issued 3,877,516 shares of common stock with a fair market value of $778,411 to contractors for services rendered.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the year ended December 31, 2020, the Company issued 500,000 shares of common stock with a fair market value of $50,000 to satisfy loans payable and other accrued obligations.

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

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the year ended December 31, 2020, the Company issued 10,869,677 shares of common stock valued at $736,014 in connection with the issuance of convertible notes. Refer to the disclosures for the TDH Secured Notes and Additional Secured Notes under “Note 12 –Debt” for additional information.

During the year ended December 31, 2019, the Company issued 160,260 shares of common stock valued at $32,418 in connection with the issuance of convertible notes.

Conversion of Convertible Notes and Accrued Interest into Common stock

During the year ended December 31, 2020, the Company issued 2,694,092 shares of common stock valued at $110,437 in connection with the conversion of convertible notes and accrued interest into common stock.

During the year ended December 31, 2019, the Company issued 12,208,686 shares of common stock valued at $2,788,199 in connection with the conversion of convertible notes and accrued interest into common stock.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2020 and 2019. All stock warrants are exercisable for a period ranging from three to five years from the date of issuance. See Note 12 – Debt for more information.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)

Balance January 1, 2019	781,910	$1.36	1.38
Warrants issued	5,450,000	$0.25
Warrants exercised	–	$–
Warrants forfeited	(567,166)	$–
December 31, 2019	5,664,744	$0.28	1.79
Warrants issued	1,683,197	$0.06
Warrants exercised	–	$–
Warrants forfeited	–	$–
Balance 31, 2020	7,347,941	$0.23	1.66

Stock Options

The following table represents all outstanding and exercisable stock options at December 31, 2020.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

2013	7,735,350	(834,000)	6,901,350	6,901,350	$0.24	2.72
2015	11,467,500	(11,467,500)	–	–	$–	–
2016	5,421,000	–	5,421,000	5,421,000	$0.78	0.19
2018	60,000	–	60,000	60,000	$0.78	2.33
Total	24,683,850	(12,301,500)	12,382,350	12,382,350	$0.48	1.90

During the years ended December 31, 2020 and 2019, the Company did not record any stock-based compensation expense related to stock options.

15.	COMMITMENTS AND CONTINGENCIES

None.

16.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Exchange Agreements

On February 17, 2021, the Company, entered into debt exchange agreements with holders of the Company’s convertible promissory notes in the aggregate principal and accrued interest amount of $1,700,905. Pursuant to the terms of the debt exchange agreements, the noteholders exchanged the outstanding notes, and all amounts owed by the Company thereunder, for an aggregate of 2,564,175 shares of the Company’s 8% Series B convertible preferred stock and the notes were cancelled.

Series B Purchases

On February 17, 2021, the Company entered into subscription agreements with two accredited investors, pursuant to which the Company sold an aggregate of 300,000 shares of Series B Stock for aggregate gross proceeds of $300,000. On March 31, 2021, the Company entered into subscription agreements with three accredited investors, pursuant to which the Company sold the investors an aggregate of 650,000 shares of Series B Stock for aggregate gross proceeds of $650,000.

Auctus Fund Financing

On February 9, 2021, the Company entered into a securities purchase agreement (the “Auctus Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a convertible promissory note in the principal amount of $500,000 (the “Auctus Note”). In connection with the issuance of the Auctus Note, Auctus was also issued a five-year warrant (the “Auctus Warrant”) to purchase up to an aggregate of 6,250,000 shares of the Company’s common stock (the “Auctus Warrant Shares”), at an exercise price of $0.06 per share. The net proceeds received by the Company were $428,000 (after deducting fees and expenses related to the transaction). The Company intends to use the net proceeds for working capital and general corporate purposes.

Pursuant to the Auctus Purchase Agreement, the Company granted Auctus piggyback registration rights with respect to the shares underlying the Auctus Note and the Auctus Warrant. In addition, the Company agreed that, while any amount remains unpaid under the Auctus Note, it would not sell securities on more favorable terms than those provided to Auctus, without adjusting Auctus’ terms accordingly. Further, among other things, the Company agreed that, while any amount remains unpaid under the Auctus Note, it would not enter into any variable rate transactions.

The Auctus Note has a principal balance of $500,000, and a stated maturity date of one year from the date of issuance. The Auctus Note bears interest at a rate of 12% per annum, which is also payable on maturity, with the understanding that the first 12 months of interest (equal to $60,000) is guaranteed and deemed to be earned in full as of the date of issuance. In the event the Company fails to pay any amount when due under the Auctus Note, the interest rate will increase to the greater of 16%, or the maximum amount permitted by law. The Auctus Note may not be prepaid in whole or in part. Auctus may convert any amount due under the Auctus Note at any time, and from time to time, into shares of the Company’s common stock at a conversion price of $0.06 per share; provided, however, that Auctus may not convert any portion of the Auctus Note that would cause it to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Auctus Note will be subject to adjustment from time to time for any subdivision or consolidation of shares and other standard dilutive events.

The Auctus Warrant provides for the purchase of up to 6,250,000 shares of the Company's common stock, an exercise price of $0.06 per share; provided, however, that Auctus may not exercise the Auctus Warrant with respect to any number of Auctus Warrant Shares that would cause it to beneficially own in excess of 4.99% of the Company’s common stock. The Auctus Warrant is exercisable for a term of 5 years from the date of issuance. The Auctus Warrant may be exercised for cash, or, if the “market price” of the Company’s common stock is greater than the Auctus Warrant’s exercise price, and there is not an effective registration statement covering the Auctus Warrant Shares, the Auctus Warrant may be exercised on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the Auctus Warrant is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events, or in the event the Company effects a reorganization, reclassification, merger, consolidation, disposition of assets, or other fundamental transaction.

FirstFire Global Financing

On March 11, 2021 the Company entered into a securities purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), pursuant to which the Company issued to FirstFire a one-year 12% convertible promissory note in the principal amount of $300,000 (the “FirstFire Note”). In connection with the issuance of the FirstFire Note, FirstFire was also issued a five-year warrant (the “FirstFire Warrant”) to purchase up to an aggregate of 3,750,000 shares of the Company’s common stock (the “FirstFire Warrant Shares”), at an exercise price of $0.06 per share. The net proceeds received by the Company were $270,000, after deducting an original issue discount in the amount of $30,000.

In the event the Company fails to pay any amount when due under the FirstFire Note, the interest rate will increase to the lesser of 20%, or the maximum amount permitted by law. At any time while the FirstFire Warrant Shares are subject to an effective registration statement, or, if no registration statement covering the FirstFire Warrant Shares is effective, at any time after 180 days from the date of issuance, FirstFire may convert any amount due under the FirstFire Note into shares of the Company’s common stock (“FirstFire Conversion Shares”) at a conversion price of $0.06 per share; provided, however, that, if an event of default exists, the conversion price will be the lesser of (i) $0.03 per share, or (ii) 70% of the lowest trading price of the Company’s common stock during the ten consecutive trading days prior to the conversion. FirstFire may not convert any portion of the FirstFire Note of the FirstFireWarrant that would cause it and its afiliates to beneficially own in excess of 4.99% of the Company’s common stock (which may be waived, up to 9.99%, by FirstFire upon 61 days' prior notice to the Company). The conversion price and number of shares of the Company’s common stock issuable upon conversion of the FirstFire Note will be subject to adjustment in the event of any merger, consolidation, distribution of shares, or other dilutive issuances.

The FirstFire Warrant may be exercised for cash, or, if there is not an effective registration statement covering the FirstFire Warrant Shares, on a cashless basis. The exercise price and number of Warrant Shares is subject to adjustment for subdivision or consolidation of shares, or other dilutive issuances.

Pursuant to the FirstFire Purchase Agreement, the Company agreed that, while any of the FirstFire Note, the FirstFire Conversion Shares, the FirstFire Warrants, or the FirstFire Warrant Shares remain outstanding, it would not sell securities on more favorable terms than those provided to FirstFire without adjusting FirstFire’s securities to incorporate those more favorable terms.

FirstFire has a right of first refusal to participate in sale of the Company’s securities for a period of 18 months and mandatory registration rights with respect to the FirstFire Conversion Shares and the FirstFire Warrant Shares.

Curiosity Ink Media Letter of Intent

On April 1, 2021, the Company entered into a binding letter of intent with Curiosity Ink Media, LLC, a California limited liability company (“Curiosity”), Russell Hicks (“Hicks”), Brent Watts (“Watts”), and the other members of Curiosity (collectively, the “Sellers”), pursuant to which the Company agreed to acquire an aggregate of 80% of Curiosity’s membership interests (the “80% Membership Interests”) from the Sellers, on a pro rata basis, for a purchase price of $3,678,000, of which: (i) $400,000 is payable in cash, to be used to pay down a portion of loans made to Curiosity by Hicks and Watts; (ii) $3,000,000 is payable in shares of the Company’s common stock, valued at a price per share equal to the 20-day volume-weighted average price of the Company’s common stock; and (iii) $278,000 is payable by the issuance to Hicks and Watts of 8% convertible promissory notes payable in equal monthly installments, on an amortized basis over 18 months. The Sellers will have the opportunity to receive up to an additional $2,000,000 in acquisition consideration, paid in shares of the Company’s common stock, based upon the successful execution of certain specified contracts and/or material agreements. The Sellers will also have the opportunity to receive an additional $17,500,000 in purchase consideration, paid 50% in cash and 50% in shares of the Company’s common stock, based upon achieving certain performance milestones through December 31, 2023. The Company has the exclusive right to acquire the 80% Membership Interests through June 30, 2021. The consummation of the acquisition is contingent upon the parties entering into a definitive agreement and other closing conditions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020, the end of the period covered by this Annual Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2020, our disclosure controls and procedures and internal control over financial reporting were effective.

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

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Darren Marks	53	Chief Executive Officer, President and Director

Melvin Leiner	81	Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director

Norman Rosenthal	67	Director

Robert Stevens	54	Director

Dr. Thomas Rutherford	67	Director

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by the Board and serve at the discretion of the Board.

Biographies

Darren Marks, Chief Executive Officer and President

Darren Marks has served as our Chief Executive Officer and director since June 2012 and as our President since the Share Exchange on August 17, 2017. From July 6, 2015 until the Share Exchange, Mr. Marks was chairman, chief executive officer, president and a director of Grom Holdings, Inc. From January 2011 to February 2016, Mr. Marks was the President of DNA Brands, Inc., a beverage distributor and formerly a public company quoted on the OTCBB (“DNA Brands”).  Mr. Marks has more than 20 years of executive management experience. In 1991, Mr. Marks co-founded and served as Vice-President of Sims Communications, Inc. a telecommunications company that formerly traded on the Nasdaq (“Sims”), where he was responsible for the creation, design, and funding of a national telecommunications program for clients such as Alamo Rental Car and the American Automobile Association. Mr. Marks attended the University of Florida/Santa Fe Community College from 1986 to 1988.

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

Dr. Thomas J. Rutherford, Director

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

Robert Stevens, Director

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

Norman Rosenthal, Director

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

Significant Employee

Wayne Dearing has served as the Managing Director of TD Holdings (which he founded in November 2002) since we acquired TDH on July 1, 2016. Prior thereto, Mr. Dearing served as a financial and operations leader of Hanna-Barbera Australia and Hanna-Barbera Asia. Mr. Dearing also served as general manager of various divisions of Broadcom Australia, which, at the time, was one of Australia’s largest independent media companies.

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

Audit Committee

The Audit Committee is composed of three independent directors: Robert Stevens (Chair), Thomas Rutherford and Norman Rosenthal. Mr. Stevens is also an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Each member of the Audit Committee is an independent director as defined by the rules of the SEC and Nasdaq. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company.

The Audit Committee’s primary responsibilities are to:

•	review our accounting policies and issues which may arise in the course of the audit of our financial statements; and
•	select and retain our independent registered public accounting firm.

The Audit Committee meets at least on a quarterly basis to discuss with management the annual audited financial statements and quarterly financial statements and meets from time to time to discuss general corporate matters.

Compensation Committee

The Compensation Committee is composed of three independent directors: Thomas Rutherford (Chair), Robert Stevens and Norman Rosenthal.

The general responsibilities of our Compensation Committee include:

•	approving the compensation of our President and Chief Executive Officer and all other executive officers; and
•	approving all equity grants.

The Compensation Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the Committee considers the annual performance evaluation of the Chief Executive Officer conducted by the Board in light of company goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its shareholders.

In addition, subject to existing agreements, the Compensation Committee determines the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It sets performance targets for determining periodic bonuses payable to executive officers. It also reviews and makes recommendations to the Board regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a Board appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full Board.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Norman Rosenthal (Chair), Thomas Rutherford and Robert Stevens. All members must satisfy the independence requirements of the Exchange Act, the rules adopted by the SEC thereunder and the corporate governance and other listing standards of the Nasdaq as in effect from time to time.

The duties and responsibilities of the Nominating and Corporate Governance Committee include the following:

•	develop and recommend to the Board a set of corporate governance guidelines and from time to time, review and reassess the adequacy of such guidelines;
•	identify, review and recommend to the Board individuals qualified to become members of the Board; and
•	recommend to the Board nominating policies and procedures.

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of the Board, consistent with criteria approved by the Board,; recommends to the Board the director nominees for the next annual meeting of stockholders or special meeting of shareholders at which directors are to be elected; recommends to the Board candidates to fill any vacancies on the Board; develops, recommends to the Board, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the Board and management.

In recommending director nominees for the next annual meeting of shareholders, the Nominating and Governance Committee ensures the Company complies with its contractual obligations, if any, governing the nomination of directors. It considers and recruits candidates to fill positions on the Board, including as a result of the removal, resignation or retirement of any director, an increase in the size of the Board or otherwise. The Committee conducts, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the Board and such candidate’s compliance with the independence and other qualification requirements established by the Committee. The Committee also recommends candidates to fill positions on committees of the Board.

In selecting and recommending candidates for election to the Board or appointment to any committee of the Board, the Nominating and Governance Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the Nominating and Governance Committee shall consider such factors at it deems appropriate, including, without limitation, the following: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; experience as a board member of another publicly-held company; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the Board (including its size and structure).

The Nominating and Governance Committee develops and recommends to the Board a policy regarding the consideration of director candidates recommended by the Company’s shareholders and procedures for submission by stockholders of director nominee recommendations.

In appropriate circumstances, Nominating and Corporate Committee, in its discretion, will consider and may recommend the removal of a director, in accordance with the applicable provisions of the Company’s articles of incorporation, as amended, and amended bylaws. If the Company is subject to a binding obligation that requires director removal structure inconsistent with the foregoing, then the removal of a director shall be governed by such instrument.

The Nominating and Governance Committee oversees the evaluation of the Board and management. It also develops and recommends to the Board a set of corporate governance guidelines applicable to the Company, which the Nominating and Governance Committee shall periodically review and revise as appropriate. In discharging its oversight role, the Nominating and Governance Committee is empowered to investigate any matter brought to its attention.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions) and have copy of such Code as Exhibit 14.1 to this Annual Report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons beneficially owning more than ten percent of our equity securities (“Reporting Persons”), to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of these reports and representations from the Reporting Persons that no other reports were required, we believe that, during our fiscal year ended December 31, 2020, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2020 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Darren Marks	2020	$245,571	(1)	$–	$–	$–	$245,571
Chief Executive Officer and President	2019	$245,571	(2)	$–	$–	$–	$245,571

Melvin Leiner	2020	$237,369	(3)	$–	$–	$–	$237,369
Executive Vice President, Chief Financial Officer and Secretary	2019	$237,369	(4)	$–	$–	$–	$237,369

(1) Includes $234,321 which Mr. Marks voluntarily agreed to defer. (2) Includes $153,482 which Mr. Marks voluntarily agreed to defer. (3) Includes $226,119 which Mr. Leiner voluntarily agreed to defer. (4) Includes $148,356 which Mr. Leiner voluntarily agreed to defer.

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

2020 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Thomas Rutherford	$6,000	–	–	–	–	–	$6,000
Robert Stevens	$6,000	$–	–	–	–	–	$6,000
Norman Rosenthal	$6,000	$–	–	–	–	–	$6,000

All directors are reimbursed for out-of-pocket expenses related to their Board duties. Our employee directors Mr. Marks and Mr. Leiner do not receive any compensation for serving as directors. Our three independent directors receive $1,500 per quarter for their services.

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

2020 Equity Incentive Plan

On September 14, 2020, the Board and on September 16, 2020, the shareholders approved the Company’s 2020 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock awards, restricted RSUs, performance units and performance shares (which may be designed to comply with Section 162(m) of the Internal Revenue Code and stock appreciation rights to officers, directors, key employees, consultants and directors who provide services to the Company. The Company has reserved 60,000,000 shares for issuance under the Plan. As of April 12, 2021, no options to purchase shares of common stock have been issued under the Plan.

Outstanding Equity Awards

The table below reflects all equity awards made to each Named Executive Officer that were outstanding on December 31, 2020.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Darren Marks	2/15/2016	1,042,500	–	$0.78	2/15/2021

Melvin Leiner	2/15/2016	1,042,500	–	$0.78	2/15/2021

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 12., 2021, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Grom Social Enterprises, Inc., 2060 NW Boca Raton Blvd., #6, Boca Raton, Florida, 33431.

The percentages below are calculated based on 190,284,001 shares of common stock and 9,215,059 shares of Series B Stock issued and outstanding as of April 6, 2021.

Name of Beneficial Owner	Common Stock			Percentage of Common Stock	Series B Preferred Stock		Percentage of Series B Stock	Combined Voting Power
Executive Officers and Directors:
Darren Marks	17,717,346	(1)		9.3%	–		–	79.5%	(11)
Melvin Leiner	10,959,834	(2)		5.8%	–		–	78.5%	(12)
Robert Stevens	250,000	(3)		*	–		–	*
Norman Rosenthal	291,700	(4)		*	–		–	*
Thomas J. Rutherford	2,864,475			1.5%	–		–	*
All officers and directors as a group (5 persons)	32,083,355	(5)		16.9%	–		–	81.7%	(14)

5% or Greater Holders:
Denis J. Kerasotes 31 Fairview Lane Springfield, Illinois 62711	**			*	3,816,105	(6)(13)	41.4%	–

Condor Equities, LLC (7) 2535 Webb Girth Road Gainesville, Georgia 30507	16,872,942	(8)	(13)	8.6%	3,031,300	(13)	32.9%	–

Section 3 Developments (9) 2415 Alta Monte Drive Cedar Park, Texas 78613	**			*	520,000	(13)	5.6%

Eileen F. Kerasotes Family Trust (10) 4747 County Road 501 Bayfield, CO 81122	*			*	472,420	(13)	5.1%

__________

*Less than 1%

__________

*Less than 1%

**Less than 5%

(1) Represents 17,717,346 shares held by Family Tys, LLC (“Family Tys”), of which Mr. Marks is the managing member and over which Mr. Marks has voting and dispositive power. Does not include an aggregate of (i) 9,140,059 shares of Series B Stock (with 50 votes per share, or 457,002,950 votes in the aggregate) and (ii) 43,076,005 shares, for which Mr. Marks has a voting proxy until August 6, 2022.

(2) Represents 10,959,834 shares held by 4 Life LLC (“4 Life”), of which Mr. Leiner is the managing member and over which Mr. Leiner has voting and dispositive power. Does not include an aggregate of (i) 9,140,059 shares of Series B Stock (with 50 votes per share, or 457,002,950 votes in the aggregate), or (ii) 43,076,005 shares of common stock, for which Mr. Marks has a voting proxy until August 6, 2022.

(3) Represents shares held by Thistle Investments, LLC, of which Mr. Stevens is managing member and over which Mr. Stevens has sole voting and dispositive power.

(4) Represents shares held by Tempest Systems, Inc., of which Mr. Rosenthal is chief executive officer and over which Mr. Rosenthal has sole voting and dispositive power.

(5) Does not include an aggregate of (i) 9,140,059 shares of Series B Stock (with 50 votes per share, or 457,002,950 votes in the aggregate), and (ii) 43,076,005 shares of common stock, for which Messrs. Marks and Leiner have a voting proxy until August 6, 2022.

(6) Includes 25,000 shares held by the Denis J. Kerasotes Trust, dated June 13, 2017, of which Mr. Kerasotes as trustee has sole voting and dispositive power.

(7) Dale Nabb, manager of Condor Equities, LLC (“Condor”), has sole voting and dispositive power of the shares held by Condor.

(8) Includes (i) 2,000,000 shares underlying a convertible note, (ii) an aggregate of 3,200,000 shares underlying currently exercisable warrants at an average exercise price of $0.23 per share, and (iii) 750,000 shares held by Dale Nabb, manager of Condor.

(9) Michael Tapajna, chief executive officer of Section 3 Developments, Inc. (“Section 3”), has sole voting and dispositive power of the shares held by Section 3.

(10) John G. Kerasotes, as trustee of the Eileen F. Kerasotes Trust, has sole voting and dispositive power over the shares held by such Trust.

(11) Based upon (i) 17,717,346 shares of common stock held by Family Tys of which Mr. Marks is the managing member and over which Mr. Marks has voting and dispositive power and (ii) the voting rights to an aggregate of (A) 43,076,005 shares of common stock held by certain holders of our Series B Stock, and (B) 9,140,056 shares of Series B Stock, having the right to 50 votes for each share of Series B Stock for which Mr. Marks has a voting proxy until August 6, 2022.

(12) Based upon (i) 10,959,834 shares held by 4 Life of which Mr. Leiner is the managing member and over which Mr. Leiner has voting and dispositive power and (ii) and the voting rights to an aggregate of (A) 43,076,005 shares of common stock held by certain holders of our Series B Stock, and (B) 9,140,056 shares of Series B Stock, having the right to 50 votes for each share of Series B Stock for which Mr. Leiner has a voting proxy until August 6, 2022.

(13) Darren Marks, the Company’s Chief Executive Officer, President, and a director and Melvin Leiner, the Company’s Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and a director, have the voting rights to such shares of Series B Stock and common stock until August 6, 2022, pursuant to voting proxies from such shareholders.

(14) Includes 9,140,059 shares of Series B Stock (with 50 votes per share, or 457,002,950 votes in the aggregate).

Series B Stock

Darren Marks, the Company’s Chief Executive Officer, President, and a director and Melvin Leiner, the Company’s Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and a director, have all of the voting rights of the Series B Stock until August 6, 2022, pursuant to a proxy from the Series B shareholders.

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

During the year ended December 31, 2020, the Marks family was paid as follows: Zach $28,050, Dawson $500, and Victoria $500. During the year ended December 31, 2019, the Marks family was paid as follows: Sarah $12,600, Zachary $40,593, Luke $17,659, Jack $1,800, Victoria $2,250 and Caroline $3,750.

Liabilities Due to Executive

Pursuant to verbal agreements, Messrs. Marks and Leiner have made loans to the Company to help fund operations. These loans are non-interest bearing and callable on demand. During the years ended December 31, 2020 and 2019, Mr. Marks loaned $0 and $22,000, respectively, and Mr. Leiner loaned $47,707 and $81,500, respectively, to the Company.

Messrs. Marks and Leiner converted the following portion of their loans to equity:

Name	Date	Amount of Loan Principal Converted to Equity	Share Price Used for c onversion	Stock Price on Conversion Date	Shares Issued

Darren Marks	10/15/2018	333,333	$0.31	$0.19	1,075,268
	12/10/2019	100,000	$0.18	$0.10	579,429

Melvin Leiner	10/15/2018	166,667	$0.31	$0.19	537,635
	12/10/2019	100,000	$0.18	$0.10	579,428

The outstanding amounts at December 31, 2020 and 2019, due to Mr. Marks were $43,429 and $215,122 and the outstanding amounts due to Mr. Leiner were $50,312 and $210,929, respectively.

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

Common Stock and Stock Options Issued to Directors

On March 21, 2016, we granted Dr. Rutherford options to purchase 834,400 shares of common stock at $0.78 per share. The options were valued at $552,741 using the Black-Scholes Model. Under the terms of Mr. Rutherford’s option agreement, 50,000 shares vested immediately upon grant, the remaining 150,000 shares vested at the rate of 41,700 shares per month, commencing July 1, 2016.

On June 1, 2018, upon his appointment as a director, Mr. Stevens was issued 250,000 shares of the Company’s restricted common stock valued at $0.45 per share or $112,500, of which 70,000 shares vested immediately with 7,500 shares vesting in 24 equal monthly installments commencing on July 1, 2018.

On June 1, 2018, upon his appointment as director, Mr. Rosenthal was issued 150,000 shares of the Company’s restricted common stock valued at $0.45 per share or $67,500, of which 42,000 shares vested immediately and 4,500 shares will vest in 24 equal monthly installments commencing on the one-month anniversary of the grant date.

Voting Proxies

On August 6, 2020, in connection with the execution and delivery of the Exchange Agreements, the holders of the Notes and the Series A stockholders executed and delivered proxies to Darren Marks and Melvin Leiner, granting each of them the power to vote all of their shares in the Company for a period of two years. As a result, Messrs. Marks and Leiner, collectively, have an aggregate of 528,756,135 votes, or 81.2% of the voting capital of the Company.

Director Independence

As of December 31, 2019, our Board is currently composed of five members, three of whom, Dr. Thomas Rutherford, Robert Stevens, and Norman Rosenthal qualify as independent in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ Capital Market independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the directors nor any of their family members, have engaged in various types of business dealings with us.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table reflects the aggregate fees billed for professional services rendered by our principal accountant, BF Borgers, CPA P.C. (“Borgers”), in years ended December 31, 2020 and 2019:

	December 31, 2019	December 31, 2019
Audit Fees	$210,600	$170,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2020 and 2019 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Audit Committee’s Pre-Approval Practice

The Audit Committee of the Board has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by Borgers in 2020 and 2019 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with Borgers maintaining its independence. The percentage of hours expended on Borger’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2019)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
4.3	Certificate of Designation of Series A Convertible Preferred Stock, dated February 22, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019)
4.4	Articles of Amendment to Articles of Incorporation, dated May 31, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2019)
4.5**	Description of Securities
4.6	Certificate of Designation of Series B 8% Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
4.7	12% Convertible Note, dated February 9, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021)
4.8	Common Stock Purchase Warrant, dated February 9, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.1	Form of Sales Rep Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.2	Consulting Agreement and Addendum (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.3	Sublease Agreement with Grom Social, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 3, 2016)
10.4	Purchase and Sale Agreement with Forcefield (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016)
10.5	Copy of Letter of Intent with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2017)
10.6	Share Exchange Agreement with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017)
10.7*	Employment Agreement, dated June 1, 2016, between the Company and Darren Marks (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.8*	Employment Agreement with Melvin Leiner (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)

10.9	Acquisition Agreement of TD Holdings (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.10	Memorandum of Understanding with Fyoosion LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2017)
10.11	Asset Purchase Agreement with Fyoosion LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2018)
10.12	Amending Agreement to the Share Sale Agreement for the Entire Issued Share Capital of TD Holdings Limited and the Secured Promissory Note (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2018)
10.17	$1.0 Million Convertible Promissory Note with TeleMate.net (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.18	Investment Banking Agreement with Newbridge Securities Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.19	Form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.20	Subscription Agreement for Series A Stock (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.21	Purchase and Sale Agreement with TeleMate.Net (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.22	Grom Educational Services Peachtree Pointe Lease (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
10.24	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2019
10.25	Form of 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.26	Form of 12% Senior Secured Convertible Promissory Note(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.27	Form of Subscription Agreement for 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.28	Intercreditor Deed (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.29	Security Agent Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.30	Third Amendment to the TDH Share Sell Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.31	Security Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.32	Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.33	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.34	Form of Exchange Agreement for Series A 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.35	Form of Subscription Agreement for Series B Convertible Stock (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)

10.36	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.37	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.38	Form of NonQualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.39	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.40	Form of Grant of Stock Appreciation Rights (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.41	Securities Purchase Agreement, dated November 30, 2020, between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.42	8% Convertible Note, dated November 30, 2020 issued to EMA Financial, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.43	Note Purchase Agreement, dated November 30, 2020, between the Company and Quick Capital, LLC (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.44	$113,587 Convertible Note, dated November 30, 2020, issued to Quick Capital, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.45	Common Stock Purchase Warrant, dated November 30, 2020, issued to Quick Capital, LLC (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.46	Securities Purchase Agreement, dated February 9, 2021, between the Company and Auctus Fund, LLC incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.47**	Note Cancellation and General Release, dated March 17, 2021 from Newbridge Securities Corporation
10.48	12% Convertible Promissory Note, dated March 11, 2021, issued to FirstFire Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.49	Common Stock Purchase Warrant, dated March 11, 2021, issued to FirstFire Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.50	Securities Purchase Agreement, dated March 11, 2021, between the Company and FirstFire Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.51	Registration Rights Agreement, dated March 11, 2021, between the Company and FirstFire Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
31**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act(filed herewith)
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

* Management compensation agreement

** Filed herewith

ITEM 16. FORM 10–K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Grom Social Enterprises, Inc.

Dated: April 13, 2021	By:	/s/ Darren Marks
Darren Marks Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Marks	Chief Executive Officer, President and Chairman	April 13, 2021
Darren Marks	(Principal Executive Officer)

/s/ Melvin Leiner	Vice Chairman, Executive Vice President,	April 13, 2021
Melvin Leiner	Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

/s/ Dr. Thomas Rutherford	Director	April 13, 2021
Dr. Thomas Rutherford

/s/ Robert Stevens	Director	April 13, 2021
Robert Stevens

/s/ Norman Rosenthal	Director	April 13, 2021
Norman Rosenthal

