Form 10-Q
period 2021-03-31
Grom Social Enterprises, Inc.
filed 2021-05-17
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, 192,355,783 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$581,950	$120,300
Accounts receivable, net	725,649	587,932
Inventory, net	27,339	48,198
Prepaid expenses and other current assets	343,254	386,165
Total current assets	1,678,192	1,142,595
Operating lease right of use assets	528,348	602,775
Property and equipment, net	846,714	965,109
Goodwill	8,380,504	8,380,504
Intangible assets, net	5,469,610	5,566,339
Deferred tax assets, net -- noncurrent	531,557	531,557
Other assets	76,175	76,175
Total assets	$17,511,100	$17,265,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$778,111	$1,126,114
Accrued liabilities	1,964,509	1,794,232
Advanced payments and deferred revenues	694,737	967,053
Convertible notes, net -- current	1,612,259	2,349,677
Loans payable -- current	192,739	189,963
Related party payables	142,516	143,741
Income taxes payable	102,559	102,870
Lease liabilities -- current	303,940	304,326
Total current liabilities	5,791,370	6,977,976
Convertible notes, net of loan discounts	292,083	897,349
Lease liabilities	253,076	328,772
Loans payable	67,235	95,931
Other noncurrent liabilities	369,597	367,544
Total liabilities	6,773,361	8,667,572

Commitments and contingencies	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,215,884 and 5,625,884 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	9,215	5,626
Common stock, $0.001 par value. 500,000,000 shares authorized; 189,316,295 and 188,354,282 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	189,317	188,355
Additional paid-in capital	68,667,661	64,234,749
Accumulated earnings (deficit)	(58,107,489)	(55,791,914)
Accumulated other comprehensive income	(20,965)	(39,334)
Total stockholders' equity	10,737,739	8,597,482
Total liabilities and equity	$17,511,100	$17,265,054

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020

Sales	$1,875,284	$1,292,239
Cost of goods sold	800,434	612,093
Gross profit	1,074,850	680,146
Operating expenses:
Depreciation and amortization	217,515	195,965
Selling and marketing	30,276	34,317
General and administrative	1,350,799	1,449,348
Professional fees	187,109	52,718
Stock based compensation	–	16,200
Total operating expenses	1,785,699	1,748,548
Loss from operations	(710,849)	(1,068,402)
Other income (expense)
Interest expense, net	(648,846)	(277,763)
Loss on settlement of debt	(947,179)	–
Unrealized loss on change in fair value of derivative liabilities	–	(767)
Other gains (losses)	(8,701)	98
Total other income (expense)	(1,604,726)	(278,432)
Loss before income taxes	(2,315,575)	(1,346,834)
Provision for income taxes (benefit)	–	–
Net loss	(2,315,575)	(1,346,834)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	–	–

Net loss attributable to common stockholders	$(2,315,575)	$(1,346,834)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	189,827,352	168,649,145

Comprehensive loss:
Net loss	$(2,315,575)	$(1,346,834)
Foreign currency translation adjustment	18,369	33,454
Comprehensive loss	$(2,297,206)	$(1,313,380)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

									Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2019	925,000	$925	–	$–	167,382,807	$167,383	$58,154,730	$(50,048,481)	$(97,560)	$8,176,997

Net loss	–	–	–	–	–	–	–	(1,346,834)	–	(1,346,834)
Change in foreign currency translation	–	–	–	–	–	–	–	–	33,454	33,454
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	2,404,153	2,404	238,101	–	–	240,505
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	–	–	500,000	500	49,500	–	–	50,000
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	8,120,000	8,120	560,280	–	–	568,400
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	259,300	259	14,741	–	–	15,000
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–	44,129	–	–	44,129

Balance, March 31, 2020	925,000	$925	–	$–	178,666,260	$178,666	$59,061,481	$(51,395,315)	$(64,106)	$7,781,651

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)

									Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, December 31, 2020	–	$–	5,625,884	$5,626	188,354,282	$188,355	$64,234,749	$(55,791,914)	$(39,334)	$8,597,482

Net income (loss)	–	–	–	–	–	–	–	(2,315,575)	–	(2,315,575)
Change in foreign currency translation	–	–	–	–	–	–	–	–	18,369	18,369
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	950,000	950	–	–	949,050	–	–	950,000
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	75,000	75	–	–	74,925	–	–	75,000
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,564,175	2,564	–	–	2,561,611	–	–	2,564,175
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	537,013	537	79,593	–	–	80,130
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	425,000	425	29,325	–	–	29,750
Issuance of common stock warrants in connection with the issuance of convertible note(s)	–	–	–	–	–	–	489,313	–	–	489,313
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–	249,095	–	–	249,095

Balance, March 31, 2021	–	$–	9,215,059	$9,215	189,316,295	$189,317	$68,667,661	$(58,107,489)	$(20,965)	$10,737,739

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities of continuing operations:
Net loss	$(2,315,575)	$(1,346,834)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	217,515	195,965
Amortization of debt discount	441,986	91,746
Common stock issued in exchange for fees and services	155,130	240,505
Deferred taxes	–	1,042
Stock based compensation	–	16,200
Loss on extinguishment of debt	947,179	–
Unrealized loss on change in fair value of derivative liabilities	–	767
Changes in operating assets and liabilities:
Accounts receivable	(137,717)	(2,464)
Inventory	20,859	(966)
Prepaid expenses and other current assets	42,911	(63,029)
Operating lease right of use assets	(1,671)	24,205
Other assets	–	6,605
Accounts payable	(348,794)	(21,676)
Accrued liabilities	261,402	249,506
Advanced payments and deferred revenues	(272,315)	442,844
Income taxes payable and other noncurrent liabilities	1,742	(1,153)
Related party payables	(1,225)	(77,375)
Net cash used in operating activities	(988,573)	(244,112)

Cash flows from investing activities:
Purchase of fixed assets	(2,391)	(15,267)
Net cash used in financing activities	(2,391)	(15,267)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	950,000	–
Proceeds from issuance of convertible notes	666,500	3,655,000
Repayments of convertible notes	(157,141)	(3,078,857)
Repayments of loans payable	(25,921)	–
Net cash provided by financing activities	1,433,438	576,143

Effect of exchange rates on cash and cash equivalents	19,176	11,352
Net increase in cash and cash equivalents	461,650	328,116
Cash and cash equivalents at beginning of period	120,300	506,219
Cash and cash equivalents at end of period	$581,950	$834,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,299	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$29,750	$568,400
Common stock issued to reduce accounts payable and other accrued liabilities	$–	$50,000
Common stock warrants issued in connection with convertible promissory notes	$489,313	$–
Conversion of convertible notes and accrued interest into common stock	$–	$15,000
Conversion of convertible notes and accrued interest into preferred stock	$1,616,996	$–
Discount for beneficial conversion features on convertible notes	$249,095	$44,129

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 90% of the Company’s total revenues on a consolidated basis, has been mostly closed.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at December 31, 2020, as presented in the Company’s Annual Report on Form 10-K filed on April 13, 2021 with the SEC.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three months ended March 31, 2021, the condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, GNS, and IAL. All intercompany accounts and transactions are eliminated in consolidation.

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

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for revenue arising from contracts with customers. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

Animation Revenue

For the three months ended March 31, 2021 and 2020, the Company recorded a total of $1,713,658 and $1,153,236, respectively, of animation revenue from contracts with customers.

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

Web Filtering Revenue

For the three months ended March 31, 2021 and 2020, the Company recorded a total of $161,241 and $138,143, respectively, of web filtering revenue from contracts with customers.

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

The following table depicts the composition of our contract assets and liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Animation contract assets	$666,837	$525,709
Web filtering contract assets	51,475	54,886
Other contract assets	7,337	7,337
Total contract assets	$725,649	$587,932

Animation contract liabilities	$143,648	$410,709
Web filtering contract liabilities	539,589	544,844
Other contract liabilities	11,500	11,500
Total contract liabilities	$694,737	$967,053

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020

Billed accounts receivable	$587,882	$443,806
Unbilled accounts receivable	188,336	188,029
Allowance for doubtful accounts	(50,569)	(43,903)
Total accounts receivable, net	$725,649	$587,932

During the three months ended March 31, 2021, the Company had five customers that accounted for 91.3% of revenues and three customers that accounted for 56.2% of accounts receivable. During the year ended December 31, 2020, the Company had three customers that accounted for 68.5% of revenues and one customer that accounted for 29.9% of accounts receivable.

4.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,803,063	$(2,333,580)	$469,483	$2,800,872	$(2,257,797)	$543,075
Machinery and equipment	192,988	(157,146)	35,842	192,988	(152,149)	40,839
Vehicles	163,525	(113,915)	49,610	163,525	(106,826)	56,699
Furniture and fixtures	422,219	(371,089)	51,130	422,234	(364,655)	57,579
Leasehold improvements	1,143,703	(929,648)	214,055	1,143,704	(903,381)	240,323
Total fixed assets	4,725,498	(3,905,378)	820,120	4,723,323	(3,784,808)	938,515
Capital assets not subject to depreciation:
Construction in progress	26,594	–	26,594	26,594	–	26,594
Total fixed assets	$4,752,092	$(3,905,378)	$846,714	$4,749,917	$(3,784,808)	$965,109

For the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $120,786 and $99,236, respectively.

5.	LEASES

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

Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized ROU assets and lease liabilities for operating leases of approximately $528,348 in assets, $303,940 in current liabilities and $253,076 in noncurrent liabilities as of March 31, 2021. For the three months ended March 31, 2021, the Company recognized approximately $90,993 in total lease costs.

The following table presents the remaining amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2021	$228,245
2022	302,781
2023	25,990
$557,016

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Three Months Ended March 31, 2021
Cash paid for operating lease liabilities	$92,665
Weighted-average remaining lease term	2.2
Weighted-average discount rate	10%
Minimum future lease payments	$639,219

The remaining future minimum payment obligations at March 31, 2021 for operating leases are as follows:

2021	$274,972
2022	$335,659
2023	$28,588

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At March 31, 2021 and December 31, 2020, the carrying amount of the Company’s goodwill was $8,380,504.

The following table sets forth the components of the Company’s intangible assets at March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(756,436)	$843,850	$1,600,286	$(716,429)	$883,857
Web filtering software	5.00	1,134,435	(964,270)	170,165	1,134,435	(907,548)	226,887
Subtotal	–	2,734,721	(1,720,705)	1,014,016	2,734,721	(1,623,977)	1,110,744
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$7,190,316	$(1,720,705)	$5,469,611	$7,190,316	$(1,623,977)	$5,566,339

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2021	$290,187
2022	160,029
2023	160,029
2024	160,029
2025	160,029
Thereafter	83,712
$1,014,016

7.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Executive and employee compensation	$1,856,532	$1,642,959
Interest on convertible notes and promissory notes	83,598	135,980
Other accrued expenses and liabilities	24,380	15,293
Total accrued liabilities	$1,964,509	$1,794,232

8.	RELATED PARTY PAYABLES

Acquisition of TD Holdings

Wayne Dearing, the Managing Director of TD Holdings, was issued a promissory note in the principal amount of $2,000,000 on July 1, 2016 in connection with the Company’s acquisition of TD Holdings. The note, as amended, was due to mature on April 1, 2020. On March 16, 2020, the Company paid Mr. Dearing $1,500,000 against the principal amount of the note and restructured the remaining $500,000 in unpaid principal. Under the new terms, the note bears interest at a rate of 12% per annum and matures on June 30, 2021. Principal and interest are payable monthly in arrears, amortized over a four-year period. At March 31, 2021, the principal balance remaining on this note totaled $414,556 and is classified under Convertible Notes – Current in the Company’s consolidated financial statements.

Mr. Dearing’s wife, Stella Dearing, is the Director of Operations of Top Draw and receives an annual salary of $83,000.

Darren Marks’s Family

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social website and mobile application. These individuals have created over 1,400 hours of original short form content. Sarah Marks, the wife of Mr. Marks, and Zach Marks, Luke Marks, Jack Marks, Dawson Marks, Caroline Marks and Victoria Marks, each Mr. Marks’s children, are, or have been, employed by or independently contracted with the Company.

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

Liabilities Due to Executive and Other Officers

Pursuant to verbal agreements, Messrs. Marks and Leiner have made loans to the Company to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the three months ended March 31, 2021.

On July 11, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No formal notice of default or demand for payment has been received by the Company.

As of March 31, 2021 and December 31, 2020, the aggregate related party payables were $142,516 and $143,741, respectively.

9.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
8% - 12% Convertible Promissory Notes (Bridge Notes)	$1,178,787	$373,587
10% Unsecured Convertible Redeemable Notes – Variable Conversion Price	100,000	265,000
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	153,250	153,250
12% Senior Secured Convertible Notes (Newbridge)	–	52,572
12% Senior Secured Convertible Notes (Original TDH Notes)	829,122	882,175
12% Senior Secured Convertible Notes (TDH Secured Notes)	414,556	1,645,393
12% Senior Secured Convertible Notes (Additional Secured Notes)	78,766	260,315
Loan discounts	(850,139)	(385,266)
Total convertible notes, net	1,904,342	3,247,026
Less: current portion of convertible notes, net	(1,612,259)	(2,349,677)
Convertible notes, net	$292,083	$897,349

8% - 12% Convertible Promissory Notes (Bridge Notes)

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

On February 17, 2021, the terms of the EMA financing were amended to (a) increase the principal amount of the EMA Note to $265,200, (b) reduce the conversion rate to $0.04, and (c) add a three-year warrant to purchase up to 2,652,000 shares of the Company’s common stock, at an exercise price of $0.05 per share.

ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. In connection with the EMA warrant issuance, the Company allocated a fair value of $71,909 to the stock warrants and recorded a debt discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.06, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 0.19% and (iv) an expected volatility of the price of the underlying common stock of 224.9%.

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

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its allocable fair value was determined to be $12,621. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible note.

In connection with the Quick Note issuance, the Company also issued a three-year warrant to purchase up to an aggregate of 1,183,197 shares of the Company’s common stock at an exercise price of $0.05 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.05, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 0.19% and (iv) an expected volatility of the price of the underlying common stock of 224.3%. As a result, the Company allocated a fair value of $33,056 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On February 9, 2021, the Company entered into a securities purchase agreement with Auctus Fund, LLC (“Auctus”) pursuant to which the Company issued to Auctus a twelve-month 12% convertible promissory note in the principal amount of $500,000. The note is convertible into shares common stock at a conversion price of $0.06 per share. The net proceeds received by the Company were $428,000 after deducting fees and expenses related to the transaction.

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its allocable fair value was determined to be $155,875. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible note.

In connection with the note issuance, Auctus was also issued a five-year warrant to purchase up to an aggregate of 6,250,000 shares of the Company’s common stock, at an exercise price of $0.06 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.14, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.48% and (iv) an expected volatility of the price of the underlying common stock of 259.2%. As a result, the Company allocated a fair value of $272,125 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On March 11, 2021, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”) pursuant to which the Company issued to FirstFire a twelve-month 12% convertible promissory note in the principal amount of $300,000. At any time after 180 days from the date of issuance, FirstFire may convert any amount due under the note into shares of the Company’s common stock at a conversion price of $0.06 per share. The net proceeds received by the Company were $238,500 after deducting fees and expenses related to the transaction.

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its allocable fair value was determined to be $93,220. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible note.

In connection with the issuance of the note, FirstFire was also issued a five-year warrant to purchase up to an aggregate of 3,750,000 shares of the Company’s common stock, at an exercise price of $0.06 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.13, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.78% and (iv) an expected volatility of the price of the underlying common stock of 258.6%. As a result, the Company allocated a fair value of $145,280 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

At March 31, 2021, the principal balance of these notes was $1,178,787 and the remaining balance on the associated loan discounts was $788,531.

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

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its allocable fair value was determined to be $51,730. This amount is recorded as a debt discount and is amortized as interest expense over the term of the note.

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

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its allocable fair value was determined to be $44,129. This amount is recorded as a debt discount and is amortized as interest expense over the term of the note.

In connection with the note issuance, the Company also issued a five-year warrant to purchase up to an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. This resulted in the debt being recorded at a discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.10, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.89% and (iv) an expected volatility of the price of the underlying common stock of 144.4%. As a result, the Company allocated a fair value of $30,935 to the stock warrants.

At March 31, 2021, the remaining principal balance of $100,000 and accrued interest of $10,822 was in default of payment. No formal notices of default or demands for payment have been received by the Company.

On November 20, 2020, the Company issued a convertible redeemable note to an unrelated party in the principal amount of $165,000 less a $15,000 original issuance discount resulting in net cash proceeds to the Company of $150,000. The note accrues interest at a rate of 10% per annum, was due on February 15, 2021 and is convertible into common stock of the Company at the option of the noteholder at a rate equal to a 30% discount from the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days.

The Company analyzed the conversion feature of the note for a beneficial conversion feature, for which the Company concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and its allocable fair value was determined to be $50,871. This amount is recorded as a debt discount and is amortized as interest expense over the term of the note.

On February 17, 2021, the Company entered into a debt exchange agreement with the holder of the convertible promissory note, in the aggregate amount of $169,000 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the debt exchange agreement, the holder exchanged the outstanding note, and all amounts owed by the Company thereunder, for 169,000 shares of the Company’s 8% Series B convertible preferred stock. At the time of the exchange, all amounts due under the note was deemed to be paid in full and the note was cancelled.

At March 31, 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

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

At March 31, 2021, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

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

As of March 31, 2021, the principal balance of these notes was $97,250 and all associated loan discounts were fully amortized. No formal notices of default or demands for payment have been received by the Company.

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

As of March 31, 2021, the principal balance of these notes was $56,000 and all associated loan discounts were fully amortized. No formal notices of default or demands for payment have been received by the Company.

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

As of March 31, 2021, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

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

Third Amendment to the TDH Share Sale Agreement

On March 16, 2020, the Company entered into a third amendment (the “Third Amendment”) to the TDH Share Sale Agreement, pursuant to which the Company’s subsidiary, Grom Holdings, had acquired 100% of the common stock of TDH (representing ownership of the animation studio) from certain individuals (the “TDH Sellers”). The Company used the proceeds received from the TDH Secured Notes Offering to pay the TDH Sellers $3,000,000 of the principal due under the Original TDH Notes, leaving a balance due to the TDH Sellers of $1,000,000 in principal (plus accrued interest and costs). In addition, the accrued interest of $361,767 due to the TDH Sellers pursuant to the Original TDH Notes will be paid by three monthly payments of $93,922, commencing April 16, 2020, and twelve monthly installments of $6,667 commencing April 16, 2020.

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

As of March 31, 2021, the principal balance of the Original TDH Notes was $829,122.

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

On November 30, 2020, the Company entered into a debt exchange agreement with another holder of these 12% TDH Secured Notes pursuant to which an aggregate of 158,000 shares of Series B Stock were issued to the noteholder for an aggregate of $99,633 of outstanding principal and accrued and unpaid interest.

On February 17, 2021, the Company entered into debt exchange agreements with certain holders of these 12% TDH Secured Notes pursuant to which an aggregate of 2,106,825 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $1,256,722 of outstanding principal and accrued and unpaid interest.

As of March 31, 2021, the principal balance of these notes was $414,556 and the remaining balance on the associated loan discounts was $51,771.

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

On February 17, 2021, the Company entered into a debt exchange agreement with another holder of these 12% Additional Secured Notes pursuant to which an aggregate of 288,350 shares of the Company’s Series B Stock were issued to the noteholder for an aggregate of $191,273 of outstanding principal and accrued and unpaid interest.

As of March 31, 2021, the principal balance of these notes was $78,766 and the remaining balance on the associated loan discounts was $9,836.

Future Minimum Principal Payments

The remaining principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2021	$2,416,907
2022	$151,900
2023	$171,165
2024	$14,509
2025 and thereafter	$–

10.	STOCKHOLDERS’ EQUITY

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

As of March 31, 2021 and December 31, 2020, the Company had zero and 925,000 shares of Series A Stock issued and outstanding, respectively.

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

On November 30, 2020, the Company entered into debt exchange agreements with holders of the Company’s (i) OID Notes in the aggregate amount of $111,250 of outstanding principal and accrued and unpaid interest; and (ii) TDH Secured Notes, in the aggregate amount of $99,633 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the debt exchange agreements, the holders of the outstanding notes exchanged all amounts owed by the Company thereunder, for an aggregate of 316,000 shares of the Company’s Series B Stock. At the time of the exchange, all amounts due under the notes were deemed to be paid-in-full and the notes were cancelled.

On February 17, 2021, the Company entered into debt exchange agreements with holders of three of the Company’s convertible promissory notes in the aggregate amount of $1,700,905 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the debt exchange agreements, the holders exchanged the outstanding notes, and all amounts owed by the Company thereunder, for an aggregate of 2,564,175 shares of the Company’s Series B Stock. At the time of the exchange, all amounts due under the notes were deemed to be paid in full and the notes were cancelled.

On February 17, 2021, the Company entered into subscription agreements with two accredited investors, pursuant to which the Company sold the investors an aggregate of 300,000 shares of Series B Stock for aggregate gross proceeds of $300,000.

On March 31, 2021, the Company entered into subscription agreements with two accredited investors, pursuant to which the Company sold the investors an aggregate of 650,000 shares of Series B Stock for aggregate gross proceeds of $650,000.

During the three months ended March 31, 2021, the Company issued 75,000 shares of Series B Stock with a fair market value of $75,000 to its attorneys for legal services rendered.

As of March 31, 2021 and December 31, 2020, the Company had 9,215,059 and 5,625,884 shares of Series B Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 189,316,295 and 188,354,282 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three months ended March 31, 2021, the Company issued 537,013 shares of common stock with a fair market value of $80,130 to contractors for services rendered.

During the three months ended March 31, 2020, the Company issued 2,414,053 shares of common stock with a fair market value of $ 240,505 to contractors for services rendered.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the three months ended March 31, 2020, the Company issued 500,000 shares of common stock with a fair market value of $50,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the three months ended March 31 2020, the Company issued 259,300 shares of common stock upon the conversion of $15,000 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the three months ended March 31, 2021, the Company issued 425,000 shares of common stock valued at $29,750 in connection with the issuance of convertible notes.

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

The following table reflects all outstanding and exercisable warrants at March 31, 2021 and December 31, 2020. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)

Balance January 1, 2020	5,664,744	$0.28	1.79
Warrants issued	1,683,197	$0.06
Warrants exercised	–	$–
Warrants forfeited	–	$–
December 31, 2020	7,347,941	$0.23	1.66
Warrants issued	12,652,000	$0.06
Warrants exercised	–	$–
Warrants forfeited	–	$–
Balance March 31, 2021	19,999,941	$0.12	1.69

Stock Options

The following table represents all outstanding and exercisable stock options as of March 31, 2021.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

2013	7,735,350	(834,000)	6,901,350	6,901,350	$0.24	2.47
2016	5,421,000	(5,004,000)	417,000	417,000	$0.78	0.17
2018	60,000	–	60,000	60,000	$0.78	2.08
Total	13,216,350	(5,838,000)	7,378,350	7,378,350	$0.48	2.28

During the three months ended March 31, 2021 and 2020, the Company did not record any stock-based compensation expense related to stock options.

11.	COMMITMENTS AND CONTINGENCIES

None.

12.	SUBSEQUENT EVENTS

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

On April 12, 2021, the Company issued 2,000,000 shares of common stock upon the conversion of $100,000 in convertible note principal and $11,151 in accrued interest.

On April 16, 2021 (the “Effective Date”), the Company, entered into a securities purchase agreement (the “Labrys Purchase Agreement”) with Labrys Fund, LP, a Delaware limited partnership (“Labrys”), pursuant to which the Company issued to Labrys a one-year convertible promissory note in the principal amount of $300,000 (the “Labrys Note”). In connection with the issuance of the Labrys Note, Labrys was also issued a five-year warrant to purchase up to an aggregate of 3,750,000 shares of the Company’s common stock (the “Warrant Shares”), at an exercise price of $0.06 per share. The Company received net proceeds of $266,000, after deducting an original issue discount in the amount of $30,000 and $4,000 for Labrys’s legal fees. The Labrys Note bears interest at a rate of 12% per annum. The first twelve months of interest ($36,000) is guaranteed and deemed to be earned in full as of the date of issuance. In the event the Company fails to pay any amount when due under the Labrys Note, the interest rate will increase to the lesser of 16%, or the maximum amount permitted by law. Labrys may convert any amount due under the Labrys Note into shares of the Company’s common stock at a conversion price of $0.06 per share. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Labrys Note is subject to adjustment from time to time in the event of any merger, consolidation, distribution of shares, or other dilutive issuances.

Labrys may not exercise the warrant or convert the Labrys Note if such exercise or conversion would cause it, together with its affiliates, to beneficially own in excess of 4.99% of the Company’s common stock. The warrant may be exercised for cash, or, if the market price of the Company’s common stock is greater than the warrant exercise price, on a cashless basis. The number of Warrant Shares is subject to adjustment for certain dilutive events or corporate actions.

Labrys has right of first refusal to participate in any offer or sale of the Company’s equity or debt securities, piggyback registration rights with respect to conversion and Warrant Shares. While any of the Labrys Note, the conversion shares, the Warrants, or the Labrys Warrant Shares are outstanding, the Company will not sell securities on more favorable terms. While any amount remains unpaid under the Labrys Note, the Company will not enter into any subsequent variable rate transactions.

On May 7, 2021, the Company filed a certificate of amendment to the Company’s articles of incorporation, as previously amended, with the Secretary of State of the State of Florida, to effect a reverse stock split of the Company’s common stock, $0.001 par value per share, at a rate of 1-for-32, effective as of May 13, 2021. On May 17, 2021, the Financial Industry Regulatory Authority notified the Company that the Reverse Stock Split would take effect in the over-the-counter market at the start of business on May 19, 2021. At the open of trading on May 19, 2021, the Company’s trading symbol will change from “GRMM” to “GRMMD.” The “D” will be removed 20 business days after the split becomes effective in the market. The reverse stock split will not impact the number of authorized shares of common stock which will remain at 500,000,000 shares. The share and per share information in these condensed consolidated financial statements do not give effect to the reverse stock split of the outstanding common stock at 1-for-32 ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the Securities and Exchange Commission on April 13, 2021, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Impact of COVID-19

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays as a result of government-imposed quarantines, office closings and travel restrictions, which affect both the Company and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 90% of the Company’s total revenues on a consolidated basis, has been mostly closed.

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

Recent Events

On May 7, 2021, the Company filed a certificate of amendment to the Company’s articles of incorporation, as previously amended, with the Secretary of State of the State of Florida, to effect a reverse stock split of the Company’s common stock, $0.001 par value per share, at a rate of 1-for-32, effective as of May 13, 2021. On May 17, 2021, the Financial Industry Regulatory Authority notified the Company that the Reverse Stock Split would take effect in the over-the-counter market at the start of business on May 19, 2021. At the open of trading on May 19, 2021, the Company’s trading symbol will change from “GRMM” to “GRMMD.” The “D” will be removed 20 business days after the split becomes effective in the market. The reverse stock split will not impact the number of authorized shares of common stock which will remain at 500,000,000 shares. The share and per share information in this Quarterly Report do not give effect to the reverse stock split of the outstanding common stock at 1-for-32 ratio.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenue

Revenue for the three months ended March 31, 2021 was $1,875,284, compared to revenue of $1,292,239 during the three months ended March 31, 2020, representing an increase of $583,045 or 45.1%.

Animation revenue for the three months ended March 31, 2021 was $1,713,958, compared to animation revenue of $1,153,236 during the three months ended March 31, 2020, representing an increase of $560,722 or 48.6%. The increase in animation revenue is primarily attributable to the increase in the overall number of contracts completed as client delays caused by concerns related to the spread of COVID-19 began to subside.

Web filtering revenue for the three months ended March 31, 2021 was $161,241, compared to web filtering revenue of $138,143 during the three months ended March 31, 2020, representing an increase of $23,098 or 16.7%. The increase is primarily due to an increase in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the three months ended March 31, 2021 was $384 compared to subscription and advertising revenue of $860 during the three months ended March 31, 2020, representing a decrease of $476 or 55.3%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the three months ended March 31, 2021 and 2020 were $1,074,850, or 57.3%, and $680,146, or 52.6%, respectively. The increase in gross profit is primarily attributable to an increase in web filtering sales and higher contract margins in our animation business.

Operating expenses

Operating expenses for the three months ended March 31, 2021 were $1,785,699, compared to operating expenses of $1,748,548 during the three months ended March 31, 2020, representing an increase of $37,151 or 2.1%. The increase is primarily attributable to an increase in fees for professional services rendered during the three months ended March 31, 2021. General and administrative expenses were $1,350,799 for the three months ended March 31, 2021, compared to $1,449,348 for the three months ended March 31, 2020, representing a decrease of $98,549 or 6.8%. Professional fees were $187,109 for the three months ended March 31, 2021, compared to $52,718 for the three months ended March 31, 2020, representing an increase of $134,391 or 254.9%.

Other Income (Expense)

Net other expense for the three months ended March 31, 2021 was $1,604,726, compared to a net other expense of $278,432 for the three months ended March 31, 2020, representing an increase of $1,326,294 or 476.3%. The increase in net other expense is primarily attributable to a one-time extinguishment loss of $947,179 related to the exchange of $1,447,996 in principal and interest accrued under certain convertible notes for 2,395,175 shares of our Series B preferred stock.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $648,846 for the three months ended March 31, 2021, compared to $277,763 during the three months ended March 31, 2020, representing a decrease of $371,083 or 133.6%. The increase is primarily attributable to an increase in amortization expense associated with debt discounts recorded during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $2,315,575, or $0.01 per share, for the three months ended March 31, 2021, compared to a net loss attributable to common stockholders of $1,346,834, or $0.01 per share, during the three months ended March 31, 2020, representing an increase in net loss attributable to common stockholders of $969,741 or 71.9%.

Liquidity and Capital Resources

At March 31, 2021, we had cash and cash equivalents of $581,950.

Net cash used in operating activities for the three months ended March 31, 2021 was $988,573, compared to net cash used in operating activities of $244,122 during the three months ended March 31, 2020, representing an increase in cash used of $744,461, primarily due to the change in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 20201 was $2,391, compared to net cash used in investing activities of $15,267 during the three months ended March 31, 2020 representing a decrease in cash used of $12,876. This change is attributable to a decrease in the amount of fixed assets purchased and/or leasehold improvements made by our animation studio in Manilla, Philippines during the three months ended March 31, 2021.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1,433,438, compared to net cash provided by financing activities of $576,143 for the three months ended March 31, 2020, representing an increase in cash provided of $857,295. Our primary sources of cash from financing activities were attributable to $666,500 in proceeds from the sale of 8% - 12% convertible notes and $950,000 in proceeds from the sale of our Series B Stock during the three months ended March 31, 2021, as compared to $3,655,000 in proceeds from the sale of 12% senior secured convertible notes during the three months ended March 31, 2020. On March 16, 2020, the Company repaid $3,000,000 in principal due to the former shareholders of TD Holdings Limited on a convertible note originally dated September 20, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Registration Statement on Form S-1, filed with the SEC on April 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On January 27, 2021, the Company issued 425,000 shares of common stock to an accredited investor in connection with the issuance of a promissory note in the principal amount of $165,000.

On February 19, 2021, the Company issued 500,000 shares of common stock to a consultant for investor relations services provided to the Company.

On March 31, 2021, the Company issued 37,013 shares of common stock to a contractor for technology design services provided to the Company.

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

Date: May 17, 2021	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Melvin Leiner
Melvin Leiner
Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

