Form 10-Q
period 2021-06-30
Grom Social Enterprises, Inc.
filed 2021-08-23
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  001-40409

Grom Social Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-5542401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd. #6, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 287-5776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 20, 2021, 12,222,025 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$8,161,908	$120,300
Accounts receivable, net	705,321	587,932
Inventory, net	26,789	48,198
Prepaid expenses and other current assets	324,748	386,165
Total current assets	9,218,766	1,142,595
Operating lease right of use assets	453,920	602,775
Property and equipment, net	736,858	965,109
Goodwill	8,380,504	8,380,504
Intangible assets, net	5,372,882	5,566,339
Deferred tax assets, net -- noncurrent	531,557	531,557
Other assets	64,970	76,175
Total assets	$24,759,457	$17,265,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$498,672	$1,126,114
Accrued liabilities	1,840,043	1,794,232
Advanced payments and deferred revenues	637,178	967,053
Convertible notes, net -- current	1,396,379	2,349,677
Loans payable -- current	190,438	189,963
Related party payables	92,494	143,741
Income taxes payable	–	102,870
Lease liabilities -- current	303,554	304,326
Total current liabilities	4,958,758	6,977,976
Convertible notes, net of loan discounts	251,674	897,349
Lease liabilities	177,380	328,772
Loans payable	53,832	95,931
Other noncurrent liabilities	473,475	367,544
Total liabilities	5,915,119	8,667,572

Commitments and contingencies	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; 0 and 5,625,884 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	–	5,626
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,315,884 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9,315	–
Common stock, $0.001 par value. 500,000,000 shares authorized; 9,560,074 and 5,886,073 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9,560	5,886
Additional paid-in capital	79,454,922	64,417,218
Accumulated earnings (deficit)	(60,611,994)	(55,791,914)
Accumulated other comprehensive income	(17,465)	(39,334)
Total stockholders' equity	18,844,338	8,597,482
Total liabilities and equity	$24,759,457	$17,265,054

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$1,388,551	$1,746,979	$3,263,835	$3,039,218
Cost of goods sold	833,681	661,180	1,634,115	1,273,273
Gross margin	554,870	1,085,799	1,629,720	1,765,945
Operating expenses:
Depreciation and amortization	206,983	193,234	424,498	389,199
Selling and marketing	48,635	21,960	78,911	56,277
General and administrative	1,440,355	1,093,880	2,791,154	2,543,228
Professional fees	325,922	54,760	513,031	107,478
Stock based compensation	–	46,400	–	62,600
Total operating expenses	2,021,895	1,410,234	3,807,594	3,158,782
Loss from operations	(1,467,025)	(324,435)	(2,177,874)	(1,392,837)
Other income (expense)
Interest income (expense), net	(1,094,916)	(612,379)	(1,743,762)	(890,142)
Gain (loss) on settlement of debt	–	–	(947,179)	–
Unrealized gain (loss) on change in fair value of derivative liabilities	–	(13,166)	–	(13,933)
Other gains (losses)	57,436	(3,128)	48,735	(3,030)
Total other income (expense)	(1,037,480)	(628,673)	(2,642,206)	(907,105)
Loss before income taxes	(2,504,505)	(953,108)	(4,820,080)	(2,299,942)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(2,504,505)	(953,108)	(4,820,080)	(2,299,942)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	–	–	–	–

Net loss attributable to common stockholders	$(2,504,505)	$(953,108)	$(4,820,080)	$(2,299,942)

Basic and diluted loss per common share	$(0.42)	$(0.18)	$(0.79)	$(0.42)

Weighted-average number of common shares outstanding:
Basic and diluted	5,936,750	5,400,415	6,125,941	5,528,061

Comprehensive loss:
Net loss	$(2,504,505)	$(953,108)	$(4,820,080)	$(2,299,942)
Foreign currency translation adjustment	3,500	29,382	21,869	62,836
Comprehensive loss	$(2,501,005)	$(923,726)	$(4,798,211)	$(2,237,106)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, March 31, 2020	925,000	$925	–	$–	–	$–

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	250,000	250	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–

Balance, June 30, 2020	925,000	$925	250,000	$250	–	$–

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, March 31, 2021	–	$–	9,215,059	$9,215	–	$–

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Exchange of Series B preferred stock for Series C preferred stock	–	–	(9,215,059)	(9,215)	9,215,059	9,215
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	–	–	100,000	100
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–

Balance, June 30, 2021	–	$–	–	$–	9,315,059	$9,315

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2019	925,000	$925	–	$–	–	$–

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	250,000	250	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–

Balance, June 30, 2020	925,000	$925	250,000	$250	–	$–

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2020	–	$–	5,625,884	$5,626	–	$–

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	950,000	950	–	–
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	75,000	75	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,564,175	2,564	–	–
Exchange of Series B preferred stock for Series C preferred stock	–	–	(9,215,059)	(9,215)	9,215,059	9,215
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	–	–	100,000	100
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–

Balance, June 30, 2021	–	$–	–	$–	9,315,059	$9,315

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income	Equity

Balance, March 31, 2020	5,583,321	$5,583	$59,234,564	$(51,395,315)	$(64,106)	$7,781,651

Net loss	–	–	–	(953,108)	–	(953,108)
Change in foreign currency translation	–	–	–	–	29,382	29,382
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	249,750	–	–	250,000
Issuance of common stock as compensation to employees, officers and/or directors	13,125	13	35,587	–	–	35,600
Issuance of common stock in exchange for consulting, professional and other services	62,482	63	141,637	–	–	141,700
Issuance of common stock in connection with the issuance of convertible notes	85,928	86	167,528	–	–	167,614
Conversion of convertible notes and accrued interest into common stock	7,791	8	14,992	–	–	15,000

Balance, June 30, 2020	5,752,647	$5,753	$59,844,058	$(52,348,423)	$(34,724)	$7,467,839

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income	Equity

Balance, March 31, 2021	5,916,134	$5,916	$68,851,062	$(58,107,489)	$(20,965)	$10,737,739

Net loss	–	–	–	(2,504,505)	–	(2,504,505)
Change in foreign currency translation	–	–	–	–	3,500	3,500
Exchange of Series B preferred stock for Series C preferred stock	–	–	–	–	–	–
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	99,900	–	–	100,000
Issuance of common stock in connection with sales made under public offerings	2,409,639	2,410	8,951,206	–	–	8,953,616
Issuance of common stock in connection with the exercise of common stock purchase warrants	105,648	106	(106)	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	47,089	47	176,184	–	–	176,231
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	205,331	–	–	205,331
Conversion of convertible notes and accrued interest into common stock	1,081,561	1,081	1,101,824	–	–	1,102,905
Recognition of beneficial conversion features related to convertible notes	–	–	69,521	–	–	69,521

Balance, June 30, 2021	9,560,071	$9,560	$79,454,922	$(60,611,994)	$(17,465)	$18,844,338

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income	Equity

Balance, December 31, 2019	5,230,713	$5,231	$58,316,882	$(50,048,481)	$(97,560)	$8,176,997

Net loss	–	–	–	(2,299,942)	–	(2,299,942)
Change in foreign currency translation	–	–	–	–	62,836	62,836
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	249,750	–	–	250,000
Issuance of common stock as compensation to employees, officers and/or directors	13,125	13	35,587	–	–	35,600
Issuance of common stock in exchange for consulting, professional and other services	137,612	138	382,067	–	–	382,205
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	15,625	16	49,984	–	–	50,000
Issuance of common stock in connection with the issuance of convertible notes	339,678	340	735,674	–	–	736,014
Conversion of convertible notes and accrued interest into common stock	15,894	16	29,984	–	–	30,000
Recognition of beneficial conversion features related to convertible notes	–	–	44,129	–	–	44,129

Balance, June 30, 2020	5,752,647	$5,753	$59,844,058	$(52,348,423)	$(34,724)	$7,467,839

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income	Equity

Balance, December 31, 2020	5,886,073	$5,886	$64,417,218	$(55,791,914)	$(39,334)	$8,597,482

Net loss	–	–	–	(4,820,080)	–	(4,820,080)
Change in foreign currency translation	–	–	–	–	21,869	21,869
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	949,050	–	–	950,000
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	74,925	–	–	75,000
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,561,611	–	–	2,564,175
Exchange of Series B preferred stock for Series C preferred stock	–	–	–	–	–	–
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	99,900	–	–	100,000
Issuance of common stock in connection with sales made under public offerings	2,409,639	2,410	8,951,206	–	–	8,953,616
Issuance of common stock in connection with the exercise of common stock purchase warrants	105,648	106	(106)	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	63,871	64	256,297	–	–	256,361
Issuance of common stock in connection with the issuance of convertible notes	13,282	13	29,737	–	–	29,750
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	694,644	–	–	694,644
Conversion of convertible notes and accrued interest into common stock	1,081,561	1,081	1,101,824	–	–	1,102,905
Recognition of beneficial conversion features related to convertible notes	–	–	318,616	–	–	318,616

Balance, June 30, 2021	9,560,071	$9,560	$79,454,922	$(60,611,994)	$(17,465)	$18,844,338

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,820,080)	$(2,299,942)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	424,498	389,199
Amortization of debt discount	1,239,740	221,306
Common stock issued for financing costs	–	167,614
Common stock issued in exchange for fees and services	331,361	382,205
Convertible notes issued for financing costs	61,633	–
Deferred taxes	–	(10,684)
Stock based compensation	–	62,600
Loss on extinguishment of debt	947,179	–
Unrealized loss on change in fair value of derivative liabilities	–	13,933
Changes in operating assets and liabilities:
Accounts receivable	(117,389)	5,340
Inventory	21,409	(814)
Prepaid expenses and other current assets	61,418	42,553
Operating lease right of use assets	(3,325)	26,219
Other assets	11,204	4,756
Accounts payable	(628,233)	(34,226)
Accrued liabilities	225,822	237,116
Advanced payments and deferred revenues	(329,875)	195,959
Income taxes payable and other noncurrent liabilities	3,061	(19,505)
Related party payables	(51,247)	(151,555)
Net cash used in operating activities	(2,622,824)	(767,926)

Cash flows from investing activities:
Purchase of fixed assets	(2,790)	(38,025)
Net cash used in investing activities	(2,790)	(38,025)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	1,050,000	250,000
Proceeds from issuance of common stock, net of issuance costs	8,953,616	–
Proceeds from issuance of convertible notes	908,500	3,655,000
Proceeds from loans payable	–	253,912
Repayments of convertible notes	(225,946)	(3,143,145)
Repayments of loans payable	(41,625)	–
Net cash provided by financing activities	10,644,545	1,015,767

Effect of exchange rates on cash and cash equivalents	22,677	40,754
Net increase in cash and cash equivalents	8,041,608	250,570
Cash and cash equivalents at beginning of period	120,300	506,219
Cash and cash equivalents at end of period	$8,161,908	$756,789

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,299	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$29,750	$568,400
Common stock issued to reduce accounts payable and other accrued liabilities	$–	$50,000
Common stock warrants issued in connection with convertible promissory notes	$694,644	$–
Conversion of convertible notes and accrued interest into common stock	$1,102,905	$30,000
Conversion of convertible notes and accrued interest into preferred stock	$1,616,996	$–
Discount for beneficial conversion features on convertible notes	$318,616	$44,129

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three and six months ended June 30, 2021, the condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, and GNS. All intercompany accounts and transactions are eliminated in consolidation.

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

Animation Revenue

For the six months ended June 30, 2021 and 2020, the Company recorded a total of $2,990,213 and $2,687,614, respectively, of animation revenue from contracts with customers.

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

Web Filtering Revenue

For the six months ended June 30, 2021 and 2020, the Company recorded a total of $272,748 and $349,998, respectively, of web filtering revenue from contracts with customers.

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

The following table depicts the composition of our contract assets and liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Animation contract assets	$694,596	$525,709
Web filtering contract assets	3,388	54,886
Other contract assets	7,337	7,337
Total contract assets	$705,321	$587,932

Animation contract liabilities	$153,662	$410,709
Web filtering contract liabilities	472,016	544,844
Other contract liabilities	11,500	11,500
Total contract liabilities	$637,178	$967,053

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020

Billed accounts receivable	$553,265	$443,806
Unbilled accounts receivable	195,959	188,029
Allowance for doubtful accounts	(43,903)	(43,903)
Total accounts receivable, net	$705,321	$587,932

During the six months ended June 30, 2021, the Company had four customers that accounted for 76.5% of revenues and four customers that accounted for 82.5% of accounts receivable. During the year ended December 31, 2020, the Company had three customers that accounted for 68.5% of revenues and one customer that accounted for 29.9% of accounts receivable.

4.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,796,301	$(2,393,694)	$402,607	$2,800,872	$(2,257,797)	$543,075
Machinery and equipment	192,812	(161,430)	31,382	192,988	(152,149)	40,839
Vehicles	163,266	(120,839)	42,427	163,525	(106,826)	56,699
Furniture and fixtures	422,522	(376,188)	46,334	422,234	(364,655)	57,579
Leasehold improvements	1,140,927	(953,349)	187,578	1,143,704	(903,381)	240,323
Total fixed assets	4,715,828	(4,005,500)	710,328	4,723,323	(3,784,808)	938,515
Capital assets not subject to depreciation:
Construction in progress	26,530	–	26,530	26,594	–	26,594
Total fixed assets	$4,742,358	$(4,005,500)	$736,858	$4,749,917	$(3,784,808)	$965,109

For the three months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $230,040 and $195,741, respectively.

5.	LEASES

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

Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized ROU assets and lease liabilities for operating leases of approximately $453,920 in assets, $303,554 in current liabilities and $177,380 in noncurrent liabilities as of June 30, 2021. For the three months ended June 30, 2021, the Company recognized approximately $181,987 in total lease costs.

The following table presents the remaining amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2021	$152,163
2022	302,781
2023	25,990
$480,934

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Three Months Ended June 30, 2021
Cash paid for operating lease liabilities	$185,329
Weighted-average remaining lease term	2.0
Weighted-average discount rate	10%
Minimum future lease payments	$546,544

The remaining future minimum payment obligations at June 30, 2021 for operating leases are as follows:

2021	$182,307
2022	$335,659
2023	$28,588

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At June 30, 2021 and December 31, 2020, the carrying amount of the Company’s goodwill was $8,380,504.

The following table sets forth the components of the Company’s intangible assets at June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(796,443)	$803,843	$1,600,286	$(716,429)	$883,857

Web filtering software	5.00	1,134,435	(1,020,992)	113,444	1,134,435	(907,548)	226,887
Subtotal	–	2,734,721	(1,817,434)	917,287	2,734,721	(1,623,977)	1,110,744
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$7,190,316	$(1,817,434)	$5,372,882	$7,190,316	$(1,623,977)	$5,566,339

For the six months ended June 30, 2021 and 2020, the Company recorded amortization expense of $193,458 for intangible assets subject to amortization.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2021	$193,458
2022	160,029
2023	160,029
2024	160,029
2025	160,029
Thereafter	83,712
$917,287

7.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Executive and employee compensation	$1,695,020	$1,642,959
Interest on convertible notes and promissory notes	107,391	135,980
Other accrued expenses and liabilities	37,633	15,293
Total accrued liabilities	$1,840,043	$1,794,232

8.	RELATED PARTY TRANSACTIONS AND PAYABLES

Acquisition of TD Holdings

Wayne Dearing, the Managing Director of TD Holdings, was issued a promissory note in the principal amount of $2,000,000 on July 1, 2016 in connection with the Company’s acquisition of TD Holdings. The note, as amended, was due to mature on April 1, 2020. On March 16, 2020, the Company paid Mr. Dearing $1,500,000 against the principal amount of the note and restructured the remaining $500,000 in unpaid principal. Under the new terms, the note accrued interest at a rate of 12% per annum and was due on June 30, 2021. Principal and interest were payable monthly in arrears, amortized over a four-year period. At June 30, 2021, the principal balance remaining on this note totaled $396,423 and is classified under Convertible Notes – Current in the Company’s consolidated financial statements.

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

Liabilities Due to Executive and Other Officers

Pursuant to verbal agreements, Messrs. Marks and Leiner have made loans to the Company to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the three months ended June 30, 2021.

On July 11, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No formal notice of default or demand for payment has been received by the Company.

As of June 30, 2021 and December 31, 2020, the aggregate related party payables were $92,494 and $143,741, respectively.

9.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
8% - 12% Convertible Promissory Notes (Bridge Notes)	$621,200	$373,587
10% Unsecured Convertible Redeemable Notes – Variable Conversion Price	–	265,000
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	153,250	153,250
12% Senior Secured Convertible Notes (Newbridge)	–	52,572
12% Senior Secured Convertible Notes (Original TDH Notes)	792,846	882,175
12% Senior Secured Convertible Notes (TDH Secured Notes)	387,220	1,645,393
12% Senior Secured Convertible Notes (Additional Secured Notes)	73,572	260,315
Loan discounts	(380,035)	(385,266)
Total convertible notes, net	1,648,053	3,247,026
Less: current portion of convertible notes, net	(1,396,379)	(2,349,677)
Convertible notes, net	$251,674	$897,349

8% - 12% Convertible Promissory Notes (Bridge Notes)

On November 30, 2020, the Company entered into a securities purchase agreement with EMA Financial, LLC (“EMA”) pursuant to which the Company issued to EMA a nine-month 8% convertible promissory note in the principal amount of $260,000 (the “EMA Note”) for a $234,000 investment. The term of the EMA Note may be extended by EMA up to an additional year. The EMA Note is convertible into common stock of the Company at any time after 180 days from issuance. The conversion price of the EMA Note is equal to the lower of: (i) $1.92 per share, or (ii) 70% of the lowest trading price of the common stock during the ten consecutive trading days including and immediately preceding the conversion date.

On February 17, 2021, the terms of the EMA financing were amended to (i) reduce the conversion rate to $1.28, and (ii) add a three-year warrant to purchase up to 81,250 shares of the Company’s common stock, at an exercise price of $1.60 per share. On May 19, 2021, the terms of the EMA financing were further amended to (i) increase the interest rate to 12%, and (ii) add a three-year warrant (the “EMA Warrant”) to purchase up to 38,855 shares of the Company’s common stock, at an exercise price of $1.92 per share.

ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. In connection with the EMA warrant issuance, the Company allocated an aggregate fair value of $104,760 to the stock warrants and recorded a debt discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of the warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant ranging between $1.60 and $4.48, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 0.19% and (iv) an expected volatility of the price of the underlying common stock ranging between 224.9% and 258.6%.

On May 24, 2021, EMA Warrant was amended to delete the full-ratchet anti-dilution provision and the EMA Note was amended to delete the variable conversion price feature.

On June 2, 2021, the Company issued 10,000 shares of common stock to EMA upon the conversion of $11,800 in note principal and $1,000 in additional finance charges. On June 17, 2021, the Company issued 100,000 shares of common stock to EMA upon the conversion of $127,000 in note principal and $1,000 in additional finance charges.

At June 30, 2021, the principal balance of the EMA Note was $121,200 and the remaining balance on the associated loan discounts was $31,968.

On December 17, 2020, the Company entered into a note purchase agreement with Quick Capital, LLC (“Quick Capital”) pursuant to which the Company issued Quick Capital a nine-month convertible promissory note in the principal amount of $113,587 (the “Quick Note”) for a $100,000 investment, which included an original issuance discount of 8% and a $4,500 credit for Quick Capital’s transaction expenses. The Quick Note may be converted into shares of common stock at (i) a 30% discount to the lowest price per share of any debt or securities offering by the Company if the Company’s common stock is listed on NASDAQ or NYSE within 90 days of the Quick Note issuance; (ii) the lesser of (A) $1.28 or (B) a 30% discount to the average of the two lowest closing prices during the ten trading days prior to the conversion date; (iii) $1.28 per share, upon an event of default as described in the Note.

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

In connection with the Quick Note issuance, the Company also issued a three-year warrant (the “Quick Warrant”) to purchase up to an aggregate of 36,975 shares of the Company’s common stock at an exercise price of $1.60 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.60, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 0.19% and (iv) an expected volatility of the price of the underlying common stock of 224.3%. As a result, the Company allocated a fair value of $33,056 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On May 21, 2021, the Quick Note was amended to replace the variable conversion price with a fixed conversion price of $1.28 per share and the Quick Warrant was amended to delete the full-ratchet anti-dilution provision.

On June 21, 2021, the Company issued 290,000 shares of common stock to Quick Capital upon the conversion of $27,487 in note principal and $65,313 in penalties and accrued interest. On June 28, 2021, the Company issued 269,061 shares of common stock to Quick Capital upon the conversion of $86,100 in note principal.

At June 30, 2021, the principal balance of the Quick Note was $0 and all associated loan discounts were fully amortized.

On February 9, 2021, the Company entered into a securities purchase agreement with Auctus Fund, LLC (“Auctus”) pursuant to which the Company issued to Auctus a twelve-month 12% convertible promissory note in the principal amount of $500,000 (the “Auctus Note”). The note is convertible into shares common stock at a conversion price of $1.92 per share. The Company received net proceeds of $428,000 after deducting fees and expenses related to the transaction.

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

In connection with the note issuance, Auctus was also issued a five-year warrant (the “Auctus Warrant”) to purchase up to an aggregate of 195,313 shares of the Company’s common stock, at an exercise price of $1.92 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $4.48, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.48% and (iv) an expected volatility of the price of the underlying common stock of 259.2%. As a result, the Company allocated a fair value of $272,125 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On May 25, 2021, Auctus Warrant was amended to delete the full-ratchet anti-dilution provision.

At June 30, 2021, the principal balance of the Auctus Note was $500,000 and the remaining balance on the associated loan discounts was $291,666.

On March 11, 2021, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”) pursuant to which the Company issued to FirstFire a twelve-month 12% convertible promissory note in the principal amount of $300,000 (the “FirstFire Note”). The first twelve months of interest ($36,000) is guaranteed and deemed to be earned in full as of the date of issuance. At any time after 180 days from the date of issuance, FirstFire may convert any amount due under the note into shares of the Company’s common stock at a conversion price of $1.92 per share. The Company received net proceeds of $238,500 after deducting fees and expenses related to the transaction.

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

In connection with the issuance of the note, FirstFire was also issued a five-year warrant (the “FirstFire Warrant”) to purchase up to an aggregate of 117,188 shares of the Company’s common stock, at an exercise price of $1.92 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $4.16, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.78% and (iv) an expected volatility of the price of the underlying common stock of 258.6%. As a result, the Company allocated a fair value of $145,280 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On May 20, 2021, the FirstFire Note was amended to replace the variable conversion feature price with a fixed conversion price of $1.92 and the FirstFire Warrant was amended to delete the full ratchet anti-dilution provision.

On June 17, 2021, the Company issued 175,000 shares of common stock to FirstFire upon the conversion of $300,000 in note principal and $36,000 in accrued interest.

At June 30, 2021, the principal balance of the FirstFire Note was $0 and all associated loan discounts were fully amortized.

On April 16, 2021, the Company entered into a securities purchase agreement with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued to Labrys a one-year convertible promissory note in the principal amount of $300,000 (the “Labrys Note”). The Labrys Note bears interest at a rate of 12% per annum. The first twelve months of interest ($36,000) is guaranteed and deemed to be earned in full as of the date of issuance. Labrys may convert any amount due under the Labrys Note into shares of the Company’s common stock at a conversion price of $1.92 per share. The Company received net proceeds of $266,000, after deducting fees and expenses related to the transaction.

In connection with the issuance of the note, Labrys was also issued a five-year warrant to purchase up to an aggregate of 117,118 shares of the Company’s common stock (the “Labrys Warrant”), at an exercise price of $1.92 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $6.37, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.84% and (iv) an expected volatility of the price of the underlying common stock of 251.2%. As a result, the Company allocated a fair value of $172,479 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On May 22, 2021, the Labrys Warrant was amended to delete the full-ratchet anti-dilution provision.

On June 17, 2021, the Company issued 175,000 shares of common stock to Labrys upon the conversion of $300,000 in note principal and $36,000 in accrued interest.

At June 30, 2021, the principal balance of the Labrys Note was $0 and all associated loan discounts were fully amortized.

10% Unsecured Convertible Redeemable Note – Variable Conversion Price

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

In connection with the note issuance, the Company also issued a five-year warrant to purchase up to an aggregate of 15,625 shares of the Company’s common stock at an exercise price of $3.20 per share. ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. This resulted in the debt being recorded at a discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.20, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.89% and (iv) an expected volatility of the price of the underlying common stock of 144.4%. As a result, the Company allocated a fair value of $30,935 to the stock warrants.

On April 14, 2021, the Company issued 62,500 shares of common stock to the noteholder upon the conversion of $100,000 in note principal and $11,205 of accrued interest.

At June 30, 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

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

At June 30, 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

10% Secured Convertible Notes with Original Issuance Discounts (“OID Notes”)

During the year ended December 31, 2017, the Company issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $601,223. The notes were issued with original issuance discounts of 10.0%, or $60,122, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of 24.96. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 4,698 shares of common stock as an inducement to lend. These shares were valued at $78,321 with share prices ranging between $15.36 and $22.40 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes.

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

At June 30, 2021, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

During the year ended December 31, 2018, the Company issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $1,313,485 in a private offering. The notes were issued with original issuance discounts of 10.0%, or $131,348, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $24.96. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 10,262 shares of common stock as an inducement to lend. These shares were valued at $198,259 with share prices ranging between $9.60 and $25.92 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes.

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 10% convertible notes pursuant to which an aggregate of 316,000 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $200,000 of outstanding principal and accrued and unpaid interest.

As of June 30, 2021, the principal balance of these notes was $97,250 and all associated loan discounts were fully amortized. No formal notices of default or demands for payment have been received by the Company.

During the year ended December 31, 2018, the Company also issued secured, convertible notes with original issuance discounts to accredited investors for gross proceeds of $356,000 in a private offering. The notes were issued with original issuance discounts of 20.0%, or $71,200, bear interest at a rate of 10% per annum, are payable semiannually in cash, and carry a two-year term with a fixed conversion price of $16.00. In connection with the issuance of these notes, the Company issued to such investors an aggregate of 6,344 shares of common stock as an inducement to lend. These shares were valued at $62,269 with share prices ranging between $9.28 and $11.20 per share. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes.

As of June 30, 2021, the principal balance of these notes was $56,000 and all associated loan discounts were fully amortized. No formal notices of default or demands for payment have been received by the Company.

12% Senior Secured Convertible Notes (Newbridge Offering)

On November 30, 2018, the Company closed a private offering in which it sold 12% secured convertible promissory notes (“12% Notes”) in an aggregate principal amount of $552,000 and issued an aggregate of 22,843 shares of its common stock to nine accredited investors pursuant to a private placement memorandum and subscription agreement. The 12% Notes which are due and payable two years from issuance are secured by certain assets of the Company and rank senior to all other indebtedness of the Company except for the $4,000,000 promissory notes (the “TD Notes”) issued to the shareholders of TD Holdings in connection with a share sale agreement dated June 30, 2016, as amended. Messrs. Marks and Leiner pledged an aggregate of 312,500 shares of common stock of the Company pursuant to a pledge and security agreement to secure the timely payment of the 12% Notes. The 12% Notes are convertible, in whole or in part, by the noteholders at a conversion rate of $12.80 if the Company’s common stock trades or is quoted at more than $12.80 per share for 10 consecutive days. The conversion price is subject to adjustment resulting from certain corporate actions including the subdivision or combination of stock, payment of dividends, reorganization, reclassification, consolidations, merger or sale of the Company.

Interest on the 12% Notes is payable monthly in 21 equal installments commencing four months after the issuance of the 12% Notes. Upon the occurrence of an event of default, the interest rate will increase to 15% and the 12% Notes will become immediately due and payable. The Company may prepay the 12% Notes in full at any time by paying accrued interest and 110% of the outstanding principal balance. Newbridge Securities Corporation acted as exclusive placement agent for the offering and received (i) $55,200, (ii) 3,550 shares of common stock, and (iii) $11,040, representing a non-accountable expense allowance for its services.

As of June 30, 2021, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

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

As consideration to enter into the First Amendment, the Company issued 25,000 shares of its common stock valued at $480,000 to the TDH Sellers.

Second Amendment to the TDH Share Sale Agreement

On January 15, 2019, the Company entered into a second amendment to the TDH Share Sale Agreement (the “Second Amendment”). Under the terms of the Second Amendment:

•	The maturity date of the notes was extended from July 1, 2019 to April 2, 2020.

•	The TDH Sellers shall have the right to convert the notes at a conversion price of $8.64 per share, either in whole or in part at any time prior to the maturity, subject to the terms and conditions set forth in the Second Amendment.

•	In the event that the notes are not repaid prior to July 2, 2019, no funds will be transferred by TDH to the Company.

•	The payment terms of the contingent earnout was modified from 50% payable in cash and 50% payable in stock to 75% payable in cash and 25% payable in stock.

As consideration to enter into the Second Amendment, the Company issued an additional 25,000 shares of its common stock valued at $220,000 to the TDH Sellers.

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

As of June 30, 2021, the principal balance of the Original TDH Notes was $792,846.

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

The TDH Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion provided that the conversion price shall not be less than $3.20 per share.

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

In connection with the issuance of the TDH Secured Notes, the Company issued to each TDH Secured Note holder shares of common stock equal to 20% of the principal amount of such holder’s TDH Secured Note, divided by $3.20. Accordingly, an aggregate of 187,500 shares of common stock were issued to the TDH Secured Note holders on March 16, 2020. These shares were valued at $420,000, or $2.24 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the notes.

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

As of June 30, 2021, the principal balance of these notes was $387,220 and the remaining balance on the associated loan discounts was $47,396.

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

In connection with the issuance of the Additional Secured Notes, the Company issued to each Additional Secured Note Lender shares of common stock equal to 20% of the principal amount of such holder’s Additional Secured Note, divided by $3.20. Accordingly, an aggregate of 66,250 shares of common stock were issued. These shares were valued at $148,000, or $2.24 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes.

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

As of June 30, 2021, the principal balance of these notes was $73,572 and the remaining balance on the associated loan discounts was $9,005.

Future Minimum Principal Payments

The remaining principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2021	$1,635,342
2022	$148,907
2023	$167,792
2024	$76,047
2025 and thereafter	$–

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

On February 22, 2019, the Company designated 2,000,000 shares of its preferred stock as 10% Series A convertible preferred stock, par value $0.001 per share (“Series A Stock”). Each share of Series A Stock is convertible, at any time, into 0.15625 shares of common stock of the Company.

On each of February 27, 2019 and March 11, 2019, the Company received $400,000 from the sale of 400,000 shares of Series A Stock to accredited investors in private offerings pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D, as promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As an inducement to purchase the Series A Stock, each investor also received 62,500 restricted shares of the Company’s common stock.

On April 2, 2019, the Company received $125,000 from the sale of 125,000 shares of Series A Stock to an accredited investor in a private offering pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D, as promulgated under the Securities Act. As an inducement to purchase the Series A Stock, the investor also received 19,532 restricted shares of the Company’s common stock.

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

As of June 30, 2021 and December 31, 2020, the Company had zero shares of Series A Stock issued and outstanding, respectively.

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

Each share of Series B Stock entitles the holder to 1.5625 votes for each share of Series B Stock. The consent of the holders of at least two-thirds of the shares of Series B Stock is required for the amendment to any of the terms of the Series B Stock, to create any additional class of stock unless the stock ranks junior to the Series B Stock, to make any distribution or dividend on any securities ranking junior to the Series B Stock, to merge or sell all or substantially all of the assets of the Company or acquire another business or effectuate any liquidation of the Company.

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

On March 31, 2021, the Company issued 75,000 shares of Series B Stock with a fair market value of $75,000 to its attorneys for legal services rendered.

On May 20, 2021, the Company entered into exchange agreements with all of the holders of Series B Stock (the “Series B Holders”), pursuant to which the Series B Holders agreed to exchange all of the issued and outstanding shares of Series B Stock for shares of the Company’s newly-designated Series C Stock, on a one for one basis. As a result of the exchange, all 9,215,059 issued and outstanding shares of Series B Stock was exchanged for 9,215,059 shares of Series C Stock, and all of the exchanged shares of Series B Stock were cancelled.

As of June 30, 2021 and December 31, 2020, the Company had 0 and 5,625,884 shares of Series B Stock issued and outstanding, respectively.

Series C Preferred Stock

On May 20, 2021, the Company filed with the Secretary of State of the State of Florida a Certificate of Designation of Preferences, Rights and Limitations of Series C Stock designating 10,000,000 shares as Series C Preferred Stock (the “Series C Stock”). The Series C Stock ranks senior and prior to all other classes or series of the Company’s preferred stock and common stock.

The holder may, at any time after the 6-month anniversary of the issuance of the shares of Series C Preferred Stock, convert such shares into common stock at a conversion rate of $1.92 per share. In addition, the Company may, at any time after the issuance of the shares, convert any or all of the outstanding shares of Series C Preferred Stock at a conversion rate of $1.92 per share

Each share of Series C Stock entitles the holder to 1.5625 votes for each share of Series C Stock. The consent of the holders of at least two-thirds of the shares of Series C Stock is required for the amendment to any of the terms of the Series C Stock, to create any additional class of stock unless the stock ranks junior to the Series C Stock, to make any distribution or dividend on any securities ranking junior to the Series C Stock, to merge or sell all or substantially all of the assets of the Company or acquire another business or effectuate any liquidation of the Company.

Cumulative dividends accrue on each share of Series C Stock at the rate of 8% per annum of the stated value of $1.00 per share and are payable in common stock in arrears quarterly commencing 90 days from issuance.

Upon a liquidation, dissolution or winding up of the Company, the holders of the Series C Stock are entitled to $1.00 per share plus all accrued and unpaid dividends. No distribution may be made to holders of shares of capital stock ranking junior to the Series C Stock upon a liquidation until Series C stockholders receive their liquidation preference. The holders of 66 2/3% of the then outstanding shares of Series C Stock, may elect to deem a merger, reorganization or consolidation of the Company into or with another corporation, not affiliated with said majority, or other similar transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of in exchange for property, rights or securities distributed to holders thereof by the acquiring person, firm or other entity, or the sale of all or substantially all of the assets of the Company.

On May 20, 2021, the Company entered into exchange agreements with all of the holders of Series B Stock (the “Series B Holders”), pursuant to which the Series B Holders agreed to exchange all of the issued and outstanding shares of Series B Stock for shares of Series C Stock, on a one for one basis. As a result of the exchange, all 9,215,059 issued and outstanding shares of Series B Stock was exchanged for 9,215,059 shares of the Company’s Series C Stock, and all of the exchanged shares of Series B Stock were cancelled.

On June 11, 2021, the Company entered into subscription agreements with an accredited investor, pursuant to which the Company sold the investor an aggregate of 100,000 shares of Series C Stock for aggregate gross proceeds of $100,000.

As of June 30, 2021 and December 31, 2020, the Company had 9,315,059 and 0 shares of Series C Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 9,560,074 and 5,886,073 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

Reverse Stock Split

On April 7, 2021, the board of directors of the Company approved, and on April 8, 2021, the Company’s shareholders approved, an increase to the range of the ratio for a reverse stock split to a ratio of no less than 1-for-2 and no more than 1-for-50. On May 6, 2021, the board fixed the ratio for a reverse stock split at 1-for-32 and, on May 7, 2021, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Florida to effect the reverse stock split which became effective as of May 13, 2021. The Company’s common stock began being quoted on the OTCQB on a post-reverse split basis beginning on May 19, 2021.

Registered Offering

On June 21, 2021, the Company sold an aggregate of 2,409,639 units (Units”), at a price to the public of $4.15 per Unit (the “Offering”), each Unit consisting of one share (the “Shares”) of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.565 per share (the “Warrants”), pursuant to a underwriting agreement, dated as of June 16, 2021 (the “Underwriting Agreement”), between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative (“EF Hutton”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the Underwriting Agreement, the Company granted EF Hutton a 45-day option (the “Over-Allotment Option”) to purchase up to 361,445 additional Units of Shares and Warrants, to cover over-allotments in connection with the Offering, which EF Hutton exercised with respect to Warrants exercisable for up to an additional 361,445 shares of Common Stock on the Closing Date. The Company received gross proceeds of approximately $10,000,000, before deducting underwriting discounts and commissions and other offering expenses.

Common Stock Issued as Compensation to Employees, Officers and/or Directors

During the six months ended June 30, 2020, the Company issued 13,125 shares of common stock with a fair market value of $35,600 to employees, officers and/or directors as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the six months ended June 30, 2021, the Company issued 63,871 shares of common stock with a fair market value of $256,361 to contractors for services rendered.

During the six months ended June 30, 2020, the Company issued 137,612 shares of common stock with a fair market value of $382,205 to contractors for services rendered.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the six months ended June 30, 2020, the Company issued 15,625 shares of common stock with a fair market value of $50,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the six months ended June 30 2020, the Company issued 1,081,561 shares of common stock upon the conversion of $1,102,905 in convertible note principal and accrued interest.

During the six months ended June 30 2020, the Company issued 15,894 shares of common stock upon the conversion of $30,000 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the six months ended June 30, 2021, the Company issued 13,282 shares of common stock valued at $29,750 in connection with the issuance of convertible notes.

During the six months ended June 30, 2020, the Company issued 339,678 shares of common stock valued at $736,014 in connection with the issuance of convertible notes.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2021 and December 31, 2020. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)

Balance January 1, 2020	177,028	$8.91	1.79
Warrants issued	52,600	$2.08
Warrants exercised	–	$–
Warrants forfeited	–	$–
December 31, 2020	229,628	$7.34	1.66
Warrants issued	3,428,226	$4.14
Warrants exercised	(117,188)	$–
Warrants forfeited	(4,307)	$–
Balance June 30, 2021	3,536,359	$4.39	1.97

On June 24, 2021, the Company issued 105,648 shares of common stock to Labrys upon the cashless exercise of a warrant to purchase 117,188 shares of common stock.

Stock Options

The following table represents all outstanding and exercisable stock options as of June 30, 2021.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

2013	241,730	(26,063)	217,542	217,542	$7.68	2.22
2016	169,406	(169,406)	–	–	$–	–
2018	1,875	–	1,875	1,875	$24.96	1.84
Total	413,011	(195,469)	217,542	217,542	$7.83	2.19

During the three months ended June 30, 2021 and 2020, the Company did not record any stock-based compensation expense related to stock options.

11.	COMMITMENTS AND CONTINGENCIES

None.

12.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except as follows:

On July 14, 2021, the Company issued 274,427 shares of common stock to Auctus upon the conversion of $500,000 in note principal and $26,900 in accrued interest and conversion fees.

On July 15, 2021, EF Hutton exercised in full the Over-Allotment Option with respect to all 361,445 additional Shares for total gross proceeds to the Company of approximately $1,500,000, before deducting underwriting discounts and commissions and other offering expenses.

On July 26, 2021, Melvin Leiner resigned as Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Leiner remains the Company’s Executive Vice President and Chief Operating Officer, and a director.

On July 26, 2021, upon Mr. Leiner’s resignation, Jason Williams was appointed the Company’s Chief Financial Officer, Secretary and Treasurer.

On July 29, 2021, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Curiosity Ink Media LLC, a Delaware limited liability company (“Curiosity”), and the holders of all of Curiosity’s outstanding membership interests (the “Sellers”), for the purchase of 80% of Curiosity’s outstanding membership interests (the “Purchased Interests”) from the Sellers (the “Acquisition”).

On August 19, 2021, pursuant to the terms of the Purchase Agreement, the Company consummated the Acquisition and acquired the Purchased Interests in consideration for the issuance to the Sellers of an aggregate of 1,771,883 shares of the Company’s common stock to the Sellers, pro rata to their membership interests immediately prior to the closing of the Acquisition. The shares were valued at $2.82 per share which represents to the 20-day volume-weighted average price of the Company’s common stock on August 19, 2021.

Pursuant to the Purchase Agreement, the Company also paid $400,000 and issued an 8% eighteen-month convertible promissory note in the principal amount $278,000 (the “Note”) to pay-down and refinance certain outstanding loans and advances previously made to Curiosity by Russell Hicks and Brett Watts.

The Note is convertible into shares of common stock of the Company at a conversion price of $3.28 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Note may be prepaid at any time, in whole or in part. The Note is subordinate to the Company’s senior indebtedness (as defined in the Note).

On August 18, 2021, the Company paid the TDH Secured Note Lenders an aggregate of $834,759.77, representing all remaining amounts due and payable under the TDH Secured Notes. Upon receipt of such payment by the TDH Secured Note Lenders, the pledged shares of TDH and its subsidiary, Top Draw Animation Hong Kong Limited were released from escrow, and the TDH Secured Note Lenders had no further security interest in the assets of the Company or its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in our registration statement on Form S-1, which we filed with the Securities and Exchange Commission on May 12, 2021, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Impact of COVID-19

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays as a result of government-imposed quarantines, office closings and travel restrictions, which affect both the Company and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 92% of the Company’s total revenues on a consolidated basis, has been mostly closed.

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

Recent Events

Reverse Stock Split

On April 7, 2021, the board of directors of the Company approved, and on April 8, 2021, the Company’s shareholders approved, an increase to the range of the ratio for a reverse stock split to a ratio of no less than 1-for-2 and no more than 1-for-50. On May 6, 2021, the board fixed the ratio for a reverse stock split at 1-for-32 and, on May 7, 2021, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Florida to effect the reverse stock split which became effective as of May 13, 2021. The Company’s common stock began being quoted on the OTCQB on a post-reverse split basis beginning on May 19, 2021.

Exchange Agreements

On May 20, 2021, the Company entered into exchange agreements (each, an “Exchange Agreement”) with the holders of the Company’s Series B 8% Convertible Preferred Stock (“Series B Stock”), pursuant to which the holders agreed to exchange all of their shares of the Series B Stock for shares of the Company’s Series C 8% Convertible Preferred Stock (the “Series C Stock”), on a one for one basis (the “Exchange”). As a result of the Exchange, all 9,215,059 issued and outstanding shares of the Company’s Series B Stock were exchanged for 9,215,059 shares of the Company’s newly designated Series C Preferred Stock and all of the exchanged Series B Stock was cancelled.

In connection with their entry into the Exchange Agreements, the holders delivered proxies to Darren Marks and Melvin Leiner, who are both officers and directors of the Company, granting each of them the power to vote all the holder’s Series C shares, and all other securities they hold of the Company, for a period of two years. As a result, Mr. Marks and Mr. Leiner have 81.3% of the Company’s combined voting power.

Loan Agreement Amendments

In order to satisfy the Nasdaq Capital Market’s listing standards, the Company, amended certain of its loan agreements with certain of its lenders, as follows:

FirstFire Amendment

On May 20, 2021, the Company and FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), entered into Amendment No. 1 to Transaction Documents (the “FirstFire Amendment”), pursuant to which the parties amended certain terms of the convertible promissory note (the “FirstFire Note”) and warrant to purchase shares of the Company’s common stock (the “FirstFire Warrant”) the Company issued to FirstFire under the Securities Purchase Agreement between the parties, dated March 11, 2021 (the “FirstFire Purchase Agreement”). Pursuant to the FirstFire Amendment, the full-ratchet anti-dilution provision was deleted from the FirstFire Warrant, and the variable conversion feature was deleted from the FirstFire Note.

Quick Amendment

On May 21, 2021, the Company and Quick Capital, LLC, a Wyoming limited liability company (“Quick”), entered into Amendment No. 1 to Convertible Promissory Note (the “Quick Note Amendment”) and Amendment No. 1 to Common Stock Purchase Warrant (the “Quick Warrant Amendment” and, together with the Quick Note Amendment, the “Quick Amendments”), pursuant to which the parties amended certain terms of the convertible promissory note (the “Quick Note”) and warrant to purchase shares of the Company’s common stock (the “Quick Warrant”) the Company issued to Quick under the Note Purchase Agreement between the parties, dated December 17, 2020 (the “Quick Purchase Agreement”). Pursuant to the Quick Amendments, the full-ratchet anti-dilution provision was deleted from the Quick Warrant, and the variable conversion feature was deleted from the Quick Note.

Labrys Amendment

On May 22, 2021, the Company and Labrys Fund, LP, a Delaware limited partnership (“Labrys”), entered into Amendment No. 1 to the Warrant (the “Labrys Amendment”), pursuant to which the parties amended certain terms of the warrant to purchase shares of the Company’s common stock (the “Labrys Warrant”) the Company issued to Labrys under the Securities Purchase Agreement by and between the parties, dated April 16, 2021 (the “Labrys Purchase Agreement”). Pursuant to the Labrys Amendment, the full-ratchet anti-dilution provision was deleted from the Labrys Warrant.

EMA Amendment

On May 24, 2021, the Company and EMA Financial, LLC, a Delaware limited liability company (“EMA”), entered into Amendment No. 1 to Transaction Documents (the “EMA Amendment”), pursuant to which the parties amended certain terms of the convertible promissory note (the “EMA Note”) and warrant to purchase shares of the Company’s common stock (the “EMA Warrant”) the Company issued to EMA under the Securities Purchase Agreement by and between the parties, dated November 30, 2020 (the “EMA Purchase Agreement”). Pursuant to the EMA Amendment, the full-ratchet anti-dilution provision was deleted from the EMA Warrant, and the variable conversion price was deleted from the EMA Note.

Auctus Amendment

On May 25, 2021, the Company and Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), entered into Amendment No. 1 to the Warrant (the “Auctus Amendment”), pursuant to which the parties amended certain terms of the warrant to purchase shares of the Company’s common stock (the “Auctus Warrant”) the Company issued to Auctus under the Securities Purchase Agreement by and between the parties, dated February 9, 2021 (the “Auctus Purchase Agreement”). Pursuant to the Auctus Amendment, the full-ratchet anti-dilution provision was deleted from the Auctus Warrant. Except as specifically amended by the Auctus Amendment, the terms and conditions of the Auctus Purchase Agreement, Auctus Warrant, and other original transaction documents, remain in full force and effect.

Registered Offering

On June 21, 2021 (the “Closing Date”), the Company, sold an aggregate of 2,409,639 units (the “Units”), at a price to the public of $4.15 per Unit (the “Offering”), each Unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $4.565 per share pursuant to an underwriting agreement, dated as of June 16, 2021 (the “Underwriting Agreement”), between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative (the “EF Hutton”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the Underwriting Agreement, the Company granted EF Hutton a 45-day option to purchase up to 361,445 additional Units of common stock and warrants, to cover over-allotments in connection with the Offering, which EF Hutton exercised with respect to Warrants exercisable for up to an additional 361,445 shares on the Closing Date.

The shares and the warrants were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-253154), filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), which became effective on June 16, 2021.

On the Closing Date, the Company received gross proceeds of approximately $10,000,000, before deducting underwriting discounts and commissions of 8% of the gross proceeds and estimated Offering expenses. The Company intends to use the net proceeds from the Offering primarily for sales and marketing activities, product development, acquisition of, or investment in, technologies, solutions, or businesses that complement the Company’s business, and for working capital and general corporate purposes.

Pursuant to the Underwriting Agreement, the Company issued to EF Hutton five-year warrants to purchase up to 144,578 shares (6% of the shares sold in the Offering), on the Closing Date. EF Hutton’s Warrants are exercisable at $4.15 per share and are subject to a lock-up for 180 days from the commencement of sales in the Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e).

The total expenses of the Offering are estimated to be approximately $1,162,738, which included the underwriting discounts and commissions and the Representative’s reimbursable expenses relating to the Offering.

On July 15, 2021, EF Hutton exercised in full the Over-Allotment Option with respect to all 361,445 additional Shares. After giving effect to the full exercise of the Over-Allotment Option, the total number of Units sold by the Company in the Offering was 2,771,084, for total gross proceeds to the Company of approximately $11,500,000, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Curiosity Acquisition

On July 29, 2021, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Curiosity Ink Media LLC, a Delaware limited liability company (“Curiosity”) and the holders of all of Curiosity’s outstanding membership interests (the “Sellers”), for the purchase of 80% of Curiosity’s outstanding membership interests (the “Purchased Interests”) from the Sellers (the “Acquisition).

On August 19, 2021, pursuant to the terms of the Purchase Agreement, the Company consummated the Acquisition and acquired the Purchased Interests in consideration for the issuance to the Sellers of an aggregate of 1,771,883 shares of the Company’s common stock to the Sellers, pro rata to their membership interests immediately prior to the closing of the Acquisition. The shares were valued at $2.82 per share which represents to the 20-day volume-weighted average price of the Company’s common stock on August 19, 2021.

Pursuant to the Purchase Agreement, the Company also paid $400,000 and issued an 8% eighteen-month convertible promissory note in the principal amount $278,000 (the “Note”) to pay-down and refinance certain outstanding loans and advances previously made to Curiosity by Russell Hicks and Brett Watts.

The Note is convertible into shares of common stock of the Company at a conversion price of $3.28 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Note may be prepaid at any time, in whole or in part. The Note is subordinate to the Company’s senior indebtedness (as defined in the Note).

On August 18, 2021, the Company paid the TDH Secured Note Lenders an aggregate of $834,759.77, representing all remaining amounts due and payable under the TDH Secured Notes. Upon receipt of such payment by the TDH Secured Note Lenders, the pledged shares of TDH and its subsidiary, Top Draw Animation Hong Kong Limited were released from escrow, and the TDH Secured Note Lenders had no further security interest in the assets of the Company or its subsidiaries.

The Sellers also have the ability to earn up to $17,500,000 (payable 50% in cash and 50% in stock) upon the achievement of certain performance milestones as of December 31, 2025.

Executive Officers

On July 26, 2021, Melvin Leiner resigned as Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Leiner remains the Company’s Executive Vice President and Chief Operating Officer, and a director.

On July 26, 2021, upon Mr. Leiner’s resignation, Jason Williams was appointed the Company’s Chief Financial Officer, Secretary and Treasurer.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

Revenue

Revenue for the three months ended June 30, 2021 was $1,388,551, compared to revenue of $1,746,979 during the three months ended June 30, 2020, representing a decrease of $358,428 or 20.5%.

Animation revenue for the three months ended June 30, 2021 was $1,276,555, compared to animation revenue of $1,534,377 during the three months ended June 30, 2020, representing a decrease of $257,822 or 16.8%. The decrease in animation revenue is primarily attributable to a decrease in the overall number of contracts completed due to client delays caused by concerns related to the spread of COVID-19.

Web filtering revenue for the three months ended June 30, 2021 was $111,507, compared to web filtering revenue of $211,855 during the three months ended June 30, 2020, representing a decrease of $100,348 or 47.4%. The decrease is primarily due to the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the three months ended June 30, 2021 was $489 compared to subscription and advertising revenue of $747 during the three months ended June 30, 2020, representing a decrease of $258 or 34.5%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the three months ended June 30, 2021 and 2020 were $554,870, or 40.0%, and $1,085,799, or 62.2%, respectively. The decrease in gross profit is primarily attributable to the absorption of fixed overhead expenses against reduced revenue levels and certain projects trending over budget in our animation business.

Operating expenses

Operating expenses for the three months ended June 30, 2021 were $2,021,895, compared to operating expenses of $1,410,234 during the three months ended June 30, 2020, representing an increase of $611,661 or 43.4%. The increase is primarily attributable to an increase in general and administrative costs and fees for professional services rendered during the three months ended June 30, 2021 due to the Company’s recapitalization and Nasdaq stock exchange uplisting. General and administrative expenses were $1,440,355 for the three months ended June 30, 2021, compared to $1,093,880 for the three months ended June 30, 2020, representing an increase of $346,475 or 31.7%. Professional fees were $325,922 for the three months ended June 30, 2021, compared to $54,760 for the three months ended June 30, 2020, representing an increase of $271,162 or 495.2%.

Other Income (Expense)

Net other expense for the three months ended June 30, 2021 was $1,037,480, compared to a net other expense of $628,673 for the three months ended June 30, 2020, representing an increase of $408,807 or 65.0%. The increase in net other expense is primarily attributable to a one-time extinguishment loss of $947,179 related to the exchange of $1,447,996 in principal and interest accrued under certain convertible notes for 2,395,175 shares of our Series B Stock.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $1,094,916 for the three months ended June 30, 2021, compared to $612,379 during the three months ended June 30, 2020, representing an increase of $482,537 or 78.8%. The increase is primarily attributable to an increase in amortization expense associated with debt discounts recorded during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $2,504,505, or $0.42 per share, for the three months ended June 30, 2021, compared to a net loss attributable to common stockholders of $953,108, or $0.18 per share, during the three months ended June 30, 2020, representing an increase in net loss attributable to common stockholders of $1,551,397 or 162.8%.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

Revenue

Revenue for the six months ended June 30, 2021 was $3,263,835, compared to revenue of $3,039,218 during the six months ended June 30, 2020, representing an increase of $224,617 or 7.4%.

Animation revenue for the six months ended June 30, 2021 was $2,990,213, compared to animation revenue of $2,687,613 during the six months ended June 30, 2020, representing an increase of $302,600 or 11.3%. The increase in animation revenue is primarily attributable an increase in the overall number of contracts completed offset, in part, by client delays caused by concerns related to the spread of COVID-19.

Web filtering revenue for the six months ended June 30, 2021 was $272,748, compared to web filtering revenue of $349,998 during the six months ended June 30, 2020, representing a decrease of $77,250 or 22.1%. The decrease is primarily due to the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the six months ended June 30, 2021 was $874 compared to subscription and advertising revenue of $1,607 during the six months ended June 30, 2020, representing a decrease of $733 or 45.6%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the six months ended June 30, 2021 and 2020 were $1,629,720, or 49.9%, and $1,765,945, or 58.1%, respectively. The decrease in gross profit is primarily attributable to the absorption of fixed overhead expenses, reduced revenue levels, and certain projects trending over budget in our animation business.

Operating expenses

Operating expenses for the six months ended June 30, 2021 were $3,807,594, compared to operating expenses of $3,158,78 during the six months ended June 30, 2020, representing an increase of $648,812 or 20.5%. The increase is primarily attributable to an increase in general and administrative costs and fees for professional services rendered during the six months ended June 30, 2021 due to the Company’s recapitalization and Nasdaq stock exchange uplisting. General and administrative expenses were $2,791,154 for the six months ended June 30, 2021, compared to $2,543,228 for the six months ended June 30, 2020, representing an increase of $247,926 or 9.8%. Professional fees were $513,031 for the six months ended June 30, 2021, compared to $107,478 for the six months ended June 30, 2020, representing an increase of $405,553 or 377.3%.

Other Income (Expense)

Net other expense for the six months ended June 30, 2021 was $2,642,206, compared to a net other expense of $907,105 for the six months ended June 30, 2020, representing an increase of $1,735,101 or 191.3%. The increase in net other expense is primarily attributable to increased interest expense related to the amortization of debt discounts, and a one-time extinguishment loss of $947,179 related to the exchange of $1,447,996 in principal and interest accrued under certain convertible notes for 2,395,175 shares of our Series B Stock.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $1,743,762 for the six months ended June 30, 2021, compared to $890,142 during the six months ended June 30, 2020, representing a decrease of $853,620 or 95.9%. The increase is primarily attributable to an increase in amortization expense associated with debt discounts recorded during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $4,820,080, or $0.79 per share, for the six months ended June 30, 2021, compared to a net loss attributable to common stockholders of $2,299,942, or $0.42 per share, during the six months ended June 30, 2020, representing an increase in net loss attributable to common stockholders of $2,520,138 or 109.6%.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $8,161,908.

Net cash used in operating activities for the six months ended June 30, 2021 was $2,622,824, compared to net cash used in operating activities of $767,926 during the six months ended June 30, 2020, representing an increase in cash used of $1,854,898, primarily due to the increase in our loss from operations and the change in working capital assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2020 was $2,790, compared to net cash used in investing activities of $38,025 during the six months ended June 30, 2020 representing a decrease in cash used of $35,235. This change is attributable to a decrease in the amount of fixed assets purchased and/or leasehold improvements made by our animation studio in Manilla, Philippines during the six months ended June 30, 2021.

Net cash provided by financing activities for the six months ended June 30, 2021 was $10,644,545, compared to net cash provided by financing activities of $1,015,767 for the six months ended June 30, 2020, representing an increase in cash provided of $9,628,778. Our primary sources of cash from financing activities were attributable to $8,953,616 in proceeds from the sale of our common stock, $908,500 in proceeds from the sale of 8% - 12% convertible notes, and $950,000 and $100,000 in proceeds from the sale of our Series B Stock and Series C Stock, respectively, during the six months ended June 30, 2021, as compared to $3,655,000 in proceeds from the sale of 12% senior secured convertible notes during the six months ended June 30, 2020. On March 16, 2020, the Company repaid $3,000,000 in principal due to the former shareholders of TD Holdings Limited on a convertible note originally dated September 20, 2016.

Based upon our current cash balances, we believe we have adequate working capital to meet our operational needs for at least the next 12 months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Registration Statement on Form S-1, filed with the SEC on May 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On April 14, 2021, the Company issued 62,500 shares of common stock to a noteholder upon the conversion of $100,000 in convertible note principal and $11,205 of accrued interest.

On May 6, 2021, the Company issued 1,087 shares of common stock to a contractor for technology design services provided to the Company.

On May 6, 2021, the Company issued 26,410 shares of common stock to its counsel for legal services provided to the Company.

On June 4, 2021, the Company issued 1,603 shares of common stock to a contractor for technology design services provided to the Company.

On June 11, 2021, the Company issued 15,625 shares of common stock to a consultant for investor relations services provided to the Company.

On June 28, 2021, the Company issued 2,364 shares of common stock to a contractor for public relations services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2021	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

