Form 10-Q
period 2021-09-30
Grom Social Enterprises, Inc.
filed 2021-11-22
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  001-40409

Grom Social Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-5542401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd. #6, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 287-5776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	GROM	The Nasdaq Capital Market
Warrants to purchase shares of Common Stock, par value $0.001 per share	GROM	The Nasdaq Capital Market

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

As of November 19, 2021, 12,601,687 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$9,102,728	$120,300
Accounts receivable, net	472,059	587,932
Inventory, net	127,626	48,198
Prepaid expenses and other current assets	714,284	386,165
Total current assets	10,416,697	1,142,595
Operating lease right of use assets	379,493	602,775
Property and equipment, net	628,773	965,109
Goodwill	12,758,924	8,380,504
Intangible assets, net	6,433,865	5,566,339
Deferred tax assets, net -- noncurrent	502,145	531,557
Other assets	73,738	76,175
Total assets	$31,193,635	$17,265,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$639,472	$1,126,114
Accrued liabilities	408,338	1,794,232
Advanced payments and deferred revenues	557,528	967,053
Convertible notes, net -- current	1,879,853	2,349,677
Loans payable -- current	–	189,963
Related party payables	50,000	143,741
Income taxes payable	–	102,870
Lease liabilities -- current	303,554	304,326
Total current liabilities	3,838,745	6,977,976
Convertible notes, net of loan discounts	1,312,335	897,349
Lease liabilities	101,299	328,772
Loans payable	–	95,931
Other noncurrent liabilities	458,926	367,544
Total liabilities	5,711,305	8,667,572

Commitments and contingencies	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; and 5,625,884 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	–	5,626
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,400,259 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9,400	–
Common stock, $0.001 par value. 500,000,000 shares authorized; 12,325,736 and 5,886,073 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12,326	5,886
Additional paid-in capital	88,490,096	64,417,218
Accumulated deficit	(62,920,855)	(55,791,914)
Accumulated other comprehensive loss	(85,061)	(39,334)
Total Grom Social Enterprises Inc. stockholders' equity	25,505,906	8,597,482
Noncontrolling interests	(23,576)	–
Total stockholders' equity	25,482,330	8,597,482
Total liabilities and equity	$31,193,635	$17,265,054

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$1,514,692	$1,439,155	$4,778,527	$4,478,373
Cost of goods sold	741,436	573,455	2,375,551	1,846,728
Gross profit	773,256	865,700	2,402,976	2,631,645
Operating expenses:
Depreciation and amortization	196,168	234,461	620,666	623,660
Selling and marketing	51,256	35,420	130,167	91,697
General and administrative	1,892,327	1,009,162	4,683,481	3,552,390
Professional fees	326,800	311,813	839,831	419,291
Stock based compensation	460,146	–	460,146	62,600
Total operating expenses	2,926,697	1,590,856	6,734,291	4,749,638
Loss from operations	(2,153,441)	(725,156)	(4,331,315)	(2,117,993)
Other income (expense)
Interest expense, net	(492,783)	(330,006)	(2,236,545)	(1,220,148)
Loss on settlement of debt	–	(1,191,089)	(947,179)	(1,191,089)
Unrealized gain on change in fair value of derivative liabilities	–	22,764	–	8,831
Other gains (losses)	313,787	2,467	362,522	(563)
Total other income (expense)	(178,996)	(1,495,864)	(2,821,202)	(2,402,969)
Loss before income taxes	(2,332,437)	(2,221,020)	(7,152,517)	(4,520,962)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(2,332,437)	(2,221,020)	(7,152,517)	(4,520,962)
Loss attributable to noncontrolling interest	(23,576)	–	(23,576)	–
Net loss attributable to Grom Social Enterprises Inc. stockholders	(2,308,861)	(2,221,020)	(7,128,941)	(4,520,962)

Convertible preferred stock beneficial conversion feature and other discounts accreted as a deemed dividend	–	(277,500)	–	(277,500)

Net loss attributable to Grom Social Enterprises Inc. common stockholders	$(2,308,861)	$(2,498,520)	$(7,128,941)	$(4,798,462)

Basic and diluted loss per common share	$(0.21)	$(0.45)	$(0.91)	$(0.87)

Weighted-average number of common shares outstanding:
Basic and diluted	11,118,290	5,540,233	7,808,344	5,528,061

Comprehensive loss:
Net loss	$(2,332,437)	$(2,221,020)	$(7,152,517)	$(4,520,962)
Foreign currency translation adjustment	(67,596)	60,721	(45,727)	123,557
Comprehensive loss	(2,400,033)	(2,160,299)	(7,198,244)	(4,397,405)
Comprehensive loss attributable to noncontrolling interests	(23,576)	–	(23,576)	–
Comprehensive loss attributable to Grom Social Enterprises Inc. stockholders	$(2,376,457)	$(2,160,299)	$(7,174,668)	$(4,397,405)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, June 30, 2020	925,000	$925	250,000	$250	–	$–

Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Exchange of Series A preferred stock for Series B preferred stock	(925,000)	(925)	1,202,500	1,202	–	–
Accretion of Series B preferred stock	–	–	–	–	–	–
Deemed dividend on accretion of Series B preferred stock	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	233,500	234	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,623,884	3,624	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–

Balance, September 30, 2020	–	$–	5,309,884	$5,310	–	$–

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, June 30, 2021	–	$–	–	$–	9,315,059	$9,315
Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	–	–	85,200	85
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Issuance of common stock in connection with the acquisition of a business	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, September 30, 2021	–	$–	–	$–	9,400,259	$9,400

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)(Continued)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2019	925,000	$925	–	$–	–	$–

Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Exchange of Series A preferred stock for Series B preferred stock	(925,000)	(925)	1,202,500	1,202	–	–
Accretion of Series B preferred stock	–	–	–	–	–	–
Deemed dividend on accretion of Series B preferred stock	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	483,500	484	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,623,884	3,624	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–

Balance, September 30, 2020	–	$–	5,309,884	$5,310	–	$–

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2020	–	$–	5,625,884	$5,626	–	$–

Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	950,000	950	–	–
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	75,000	75	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,564,175	2,564	–	–
Exchange of Series B preferred stock for Series C preferred stock	–	–	(9,215,059)	(9,215)	9,215,059	9,215
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	–	–	85,200	85
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	–	–	100,000	100
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Issuance of common stock in connection with the acquisition of a business	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, September 30, 2021	–	$–	–	$–	9,400,259	$9,400

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)(Continued)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income	Interests	Equity

Balance, June 30, 2020	5,752,647	$5,753	$59,844,058	$(52,348,423)	$(34,724)	$–	$7,467,839

Net income (loss)	–	–	–	(2,221,020)	–	–	(2,221,020)
Change in foreign currency translation	–	–	–	–	60,721	–	60,721
Exchange of Series A preferred stock for Series B preferred stock	–	–	(277)	–	–	–	–
Accretion of Series B preferred stock	–	–	277,500	–	–	–	277,500
Deemed dividend on accretion of Series B preferred stock	–	–	(277,500)	–	–	–	(277,500)
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	233,266	–	–	–	233,500
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,620,260	–	–	–	3,623,884
Issuance of common stock in exchange for consulting, professional and other services	53,422	53	173,182	–	–	–	173,235
Conversion of convertible notes and accrued interest into common stock	20,312	20	26,029	–	–	–	26,049

Balance, September 30, 2020	5,826,381	$5,826	$63,896,518	$(54,569,443)	$25,997	$–	$9,364,208

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income	Interests	Equity

Balance, June 30, 2021	9,560,074	$9,560	$79,454,922	$(60,611,994)	$(17,465)	$–	$18,844,338

Net income (loss)	–	–	–	(2,308,861)	–	(23,576)	(2,332,437)
Change in foreign currency translation	–	–	–	–	(67,596)	–	(67,596)
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	85,165	–	–	–	85,250
Issuance of common stock in connection with sales made under public offerings	361,445	361	1,361,347	–	–	–	1,361,708
Issuance of common stock as compensation to employees, officers and/or directors	157,943	158	426,288	–	–	–	426,446
Issuance of common stock in exchange for consulting, professional and other services	86,522	86	255,011	–	–	–	255,097
Issuance of common stock in connection with the issuance of convertible note(s)	4,464	5	9,995	–	–	–	10,000
Issuance of common stock warrants in connection with the issuance of convertible note(s)	–	–	1,200,434	–	–	–	1,200,434
Issuance of common stock in connection with the acquisition of a business	1,771,883	1,772	4,998,228	–	–	–	5,000,000
Conversion of convertible notes and accrued interest into common stock	383,405	384	665,008	–	–	–	665,392
Stock based compensation expense related to stock options	–	–	33,698	–	–	–	33,698

Balance, September 30, 2021	12,325,736	$12,326	$88,490,096	$(62,920,855)	$(85,061)	$(23,576)	$25,482,330

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)(Continued)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income	Interests	Equity

Balance, December 31, 2019	5,230,713	$5,231	$58,316,882	$(50,048,481)	$(97,560)	$–	$8,176,997

Net income (loss)	–	–	–	(4,520,962)	–	–	(4,520,962)
Change in foreign currency translation	–	–	–	–	123,557	–	123,557
Exchange of Series A preferred stock for Series B preferred stock	–	–	(277)	–	–	–	–
Accretion of Series B preferred stock	–	–	277,500	–	–	–	277,500
Deemed dividend on accretion of Series B preferred stock	–	–	(277,500)	–	–	–	(277,500)
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	483,016	–	–	–	483,500
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,620,260	–	–	–	3,623,884
Issuance of common stock as compensation to employees, officers and/or directors	13,125	13	35,587	–	–	–	35,600
Issuance of common stock in exchange for consulting, professional and other services	191,034	191	555,249	–	–	–	555,440
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	15,625	15	49,985	–	–	–	50,000
Issuance of common stock in connection with the issuance of convertible note(s)	339,678	340	735,674	–	–	–	736,014
Conversion of convertible notes and accrued interest into common stock	36,206	36	56,013	–	–	–	56,049
Recognition of beneficial conversion features related to convertible notes	–	–	44,129	–	–	–	44,129

Balance, September 30, 2020	5,826,381	$5,826	$63,896,518	$(54,569,443)	$25,997	$–	$9,364,208

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income	Interests	Equity

Balance, December 31, 2020	5,886,073	$5,886	$64,417,218	$(55,791,914)	$(39,334)	$–	$8,597,482

Net income (loss)	–	–	–	(7,128,941)	–	(23,576)	(7,152,517)
Change in foreign currency translation	–	–	–	–	(45,727)	–	(45,727)
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	949,050	–	–	–	950,000
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	74,925	–	–	–	75,000
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,561,611	–	–	–	2,564,175
Exchange of Series B preferred stock for Series C preferred stock	–	–	–	–	–	–	–
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	85,165	–	–	–	85,250
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	99,900	–	–	–	100,000
Issuance of common stock in connection with sales made under public offerings	2,771,084	2,771	10,312,553	–	–	–	10,315,324
Issuance of common stock in connection with the exercise of common stock purchase warrants	105,648	106	(106)	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	157,943	158	426,288	–	–	–	426,446
Issuance of common stock in exchange for consulting, professional and other services	150,393	150	511,308	–	–	–	511,458
Issuance of common stock in connection with the issuance of convertible note(s)	17,746	18	39,732	–	–	–	39,750
Issuance of common stock warrants in connection with the issuance of convertible note(s)	–	–	1,895,078	–	–	–	1,895,078
Issuance of common stock in connection with the acquisition of a business	1,771,883	1,772	4,998,228	–	–	–	5,000,000
Conversion of convertible notes and accrued interest into common stock	1,464,966	1,465	1,766,832	–	–	–	1,768,297
Recognition of beneficial conversion features related to convertible notes	–	–	318,616	–	–	–	318,616
Stock based compensation expense related to stock options	–	–	33,698	–	–	–	33,698

Balance, September 30, 2021	12,325,736	$12,326	$88,490,096	$(62,920,855)	$(85,061)	$(23,576)	$25,482,330

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,152,517)	$(4,520,962)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	620,666	623,660
Amortization of debt discount	1,623,921	510,252
Common stock issued for financing costs	10,000	167,614
Common stock issued in exchange for fees and services	586,457	555,440
Convertible notes issued for financing costs	59,633	–
Deferred taxes	29,412	(27,472)
Stock based compensation	460,146	62,600
Loss on extinguishment of debt	718,267	1,191,089
Unrealized gain on change in fair value of derivative liabilities	–	(8,831)
Changes in operating assets and liabilities:
Accounts receivable	115,873	99,185
Inventory	33,979	(778)
Prepaid expenses and other current assets	(326,067)	(12,717)
Operating lease right of use assets	(5,014)	28,233
Other assets	2,437	5,899
Accounts payable	(485,433)	542,321
Accrued liabilities	(1,148,692)	288,891
Advanced payments and deferred revenues	(409,525)	115,176
Income taxes payable and other noncurrent liabilities	(11,489)	(37,471)
Related party payables	(95,741)	(248,904)
Net cash used in operating activities	(5,373,687)	(666,775)

Cash flows from investing activities:
Cash consideration for acquisition of business	(400,000)	–
Purchase of fixed assets	(25,789)	(571,563)
Net cash used in investing activities	(425,789)	(571,563)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	1,050,000	483,500
Proceeds from issuance of common stock, net of issuance costs	10,317,324	–
Proceeds from issuance of convertible notes	4,516,700	3,655,000
Proceeds from loans payable	–	253,912
Repayments of convertible notes	(1,058,307)	(3,368,812)
Repayments of loans payable	(56,982)	–
Net cash provided by financing activities	14,768,735	1,023,600

Effect of exchange rates on cash and cash equivalents	(13,239)	101,492
Net increase (decrease) in cash and cash equivalents	8,956,020	(113,246)
Cash and cash equivalents at beginning of period	146,708	506,219
Cash and cash equivalents at end of period	$9,102,728	$392,973

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,299	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$5,000,000	$–
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$29,750	$568,400
Common stock issued to reduce accounts payable and other accrued liabilities	$–	$50,000
Common stock warrants issued in connection with convertible promissory notes	$1,895,078	$–
Conversion of convertible notes and accrued interest into common stock	$1,766,297	$30,000
Conversion of convertible notes and accrued interest into preferred stock	$1,616,996	$–
Debt issued related to acquisition of a business	$278,000	$–
Discount for beneficial conversion features on convertible notes	$318,616	$44,129

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

The Company conducts its business through the following five operating subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation and (ii) Top Draw Animation, Inc. (“Top Draw” or “TDA”), a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”), organized in the State of Delaware on January 5, 2017, acquires and develops kids and family entertainment properties and associated business opportunities.

The Company owns 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three and nine months ended September 30, 2021, the condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, and GNS. All intercompany accounts and transactions are eliminated in consolidation.

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

Animation Revenue

For the nine months ended September 30, 2021 and 2020, the Company recorded a total of $4,373,409 and $4,015,061, respectively, of animation revenue from contracts with customers.

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

Web Filtering Revenue

For the nine months ended September 30, 2021 and 2020, the Company recorded a total of $403,676 and $460,984, respectively, of web filtering revenue from contracts with customers.

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

The following table depicts the composition of the Company’s contract assets and liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Animation contract assets	$459,634	$525,709
Web filtering contract assets	5,088	54,886
Other contract assets	7,337	7,337
Total contract assets	$472,059	$587,932

Animation contract liabilities	$96,697	$410,709
Web filtering contract liabilities	449,331	544,844
Other contract liabilities	11,500	11,500
Total contract liabilities	$557,528	$967,053

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

3.	BUSINESS COMBINATIONS

Acquisition of Curiosity Ink Media, LLC

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

The Note is convertible into shares of common stock of the Company at a conversion price of $3.28 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Note may be prepaid at any time, in whole or in part. The Note is subordinate to the Company’s senior indebtedness.

The Sellers also have the ability to earn up to $17,500,000 (payable 50% in cash and 50% in stock) upon the achievement of certain performance milestones as of December 31, 2025.

Consideration Paid:
Cash and cash equivalents	$400,000
Common stock	5,000,000
Convertible notes	278,000
Fair value of total consideration	$5,678,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$26,408
Inventory	113,408
Prepaids and other assets	2,052
Intangible assets	1,157,712
Goodwill	4,378,420
Total identifiable assets acquired, and liabilities assumed	$5,678,000

The Company expects to perform a valuation study on this acquisition by December 31, 2021 to determine the level of intangible assets.

4.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020

Billed accounts receivable	$376,529	$443,806
Unbilled accounts receivable	137,408	188,029
Allowance for doubtful accounts	(41,878)	(43,903)
Total accounts receivable, net	$472,059	$587,932

During the nine months ended September 30, 2021, the Company had four customers that accounted for 81.0% of revenues and four customers that accounted for 82.4% of accounts receivable. During the year ended December 31, 2020, the Company had three customers that accounted for 68.5% of revenues and one customer that accounted for 29.9% of accounts receivable.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,696,708	$(2,347,083)	$349,625	$2,800,872	$(2,257,797)	$543,075
Machinery and equipment	184,368	(158,822)	25,546	192,988	(152,149)	40,839
Vehicles	158,590	(124,667)	33,923	163,525	(106,826)	56,699
Furniture and fixtures	405,192	(366,052)	39,140	422,234	(364,655)	57,579
Leasehold improvements	1,090,960	(935,789)	155,171	1,143,704	(903,381)	240,323
Total fixed assets	4,535,818	(3,932,413)	603,405	4,723,323	(3,784,808)	938,515
Capital assets not subject to depreciation:
Construction in progress	25,368	–	25,368	26,594	–	26,594
Total fixed assets	$4,561,186	$(3,932,413)	$628,773	$4,749,917	$(3,784,808)	$965,109

For the three months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $330,479 and $333,473, respectively.

6.	LEASES

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

Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized ROU assets and lease liabilities for operating leases of approximately $379,493 in assets, $303,168 in current liabilities and $101,685 in noncurrent liabilities as of September 30, 2021. For the nine months ended September 30, 2021, the Company recognized approximately $272,980 in total lease costs.

The following table presents the remaining amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2021	$76,082
2022	302,781
2023	25,990
Total	$404,853

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Nine Months Ended September 30, 2021
Cash paid for operating lease liabilities	$277,994
Weighted-average remaining lease term	1.7
Weighted-average discount rate	10%
Minimum future lease payments	$453,889

The remaining future minimum payment obligations at September 30, 2021 for operating leases are as follows:

2021	$89,642
2022	$335,659
2023	$28,588

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

The following table sets forth the changes in the carrying amount of the Company’s goodwill at September 30, 2021:

Balance, January 1, 2021	$8,380,504
Acquisition of Curiosity	4,378,420
Balance, September 30, 2021	$12,758,924

See Note 3 – Business Combinations for more information.

The following table sets forth the components of the Company’s intangible assets at September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(836,450)	$763,836	$1,600,286	$(716,429)	$883,857
Licensed and produced content	5.00	1,157,712	–	1,157,712	–	–	–
Web filtering software	5.00	1,134,435	(1,077,713)	56,722	1,134,435	(907,548)	226,887
Subtotal	–	3,892,443	(1,914,163)	1,978,270	2,734,721	(1,623,977)	1,110,744
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	4,455,595	4,455,595	–	4,455,595
Total intangible assets	–	$8,251,299	$(1,914,163)	$6,433,865	$7,190,316	$(1,623,977)	$5,566,339

For the nine months ended September 30, 2021 and 2020, the Company recorded amortization expense of $290,187 for intangible assets subject to amortization.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2021		$150,162
2022		391,571
2023		391,571
2024		391,571
2025		391,571
Thereafter		261,824
	$1,978,270

8.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Executive and employee compensation	$380,158	$1,642,959
Interest on convertible notes and promissory notes	27,562	135,980
Other accrued expenses and liabilities	618	15,293
Total accrued liabilities	$408,338	$1,794,232

9.	RELATED PARTY TRANSACTIONS AND PAYABLES

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

Liabilities Due to Executive and Other Officers

Pursuant to verbal agreements, Messrs. Marks and Leiner have made loans to the Company to help fund operations. These loans are non-interest bearing and callable on demand. No such loans were made to the Company during the three months ended September 30, 2021.

On July 11, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No notice of default or demand for payment has been received by the Company.

As of September 30, 2021 and December 31, 2020, the aggregate related party payables were $50,000 and $143,741, respectively.

10.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
8% Unsecured Convertible Notes (Curiosity)	$278,000	$–
8% - 12% Convertible Promissory Notes (Bridge Notes)	–	373,587
10% Unsecured Convertible Redeemable Notes – Variable Conversion Price	–	265,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 Capital Global Master Fund or “L1”)	4,400,000	–
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	153,250
12% Senior Secured Convertible Notes (Newbridge)	–	52,572
12% Senior Secured Convertible Notes (Original TDH Notes)	–	882,175
12% Senior Secured Convertible Notes (TDH Secured Notes)	359,056	1,645,393
12% Senior Secured Convertible Notes (Additional Secured Notes)	68,221	260,315
Loan discounts	(1,988,089)	(385,266)
Total convertible notes, net	3,192,188	3,247,026
Less: current portion of convertible notes, net	(1,879,853)	(2,349,677)
Convertible notes, net	$1,312,335	$897,349

8% Unsecured Convertible Notes (Curiosity)

On July 29, 2021, the Company entered into a membership interest purchase agreement with Curiosity and the holders of all of Curiosity’s outstanding membership interests, for the purchase of 80% of Curiosity’s outstanding membership interests from the sellers. Pursuant to the purchase agreement, the Company issued 8% eighteen-month convertible promissory notes in the aggregate principal amount $278,000 to pay-down and refinance certain outstanding loans and advances previously made by certain of its principals. The notes are convertible into shares of common stock of the Company at a conversion price of $3.28 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The notes may be prepaid at any time, in whole or in part. The notes are subordinate to the Company’s senior indebtedness.

At September 30, 2021, the principal balance of the Curiosity notes was $278,000.

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

On June 2, 2021, the Company issued 10,000 shares of common stock to EMA upon the conversion of $11,800 in note principal and $1,000 in conversion fees. On June 17, 2021, the Company issued 100,000 shares of common stock to EMA upon the conversion of $127,000 in note principal and $1,000 in conversion fees. On August 20, 2021, the Company issued 108,978 shares of common stock to EMA upon the conversion of $121,200 in note principal and $17,292 in accrued interest and conversion fees.

At September 30, 2021, the principal balance of the EMA Note was $0 and all associated loan discounts were fully amortized.

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

At September 30, 2021, the principal balance of the Quick Note was $0 and all associated loan discounts were fully amortized.

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

At September 30, 2021, the principal balance of the Auctus Note was $0 and all associated loan discounts were fully amortized.

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

At September 30, 2021, the principal balance of the FirstFire Note was $0 and all associated loan discounts were fully amortized.

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

At September 30, 2021, the principal balance of the Labrys Note was $0 and all associated loan discounts were fully amortized.

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

At September 30, 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

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

At September 30, 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

10% Senior Secured Convertible Note with Original Issuance Discount (L1)

On September 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with L1 Capital Global Master Fund (“L1”) pursuant to which it issued (i) a 10% original issue discount senior secured convertible note in the principal amount of $4,400,000 to L1 (the “L1 Note”) and (ii) a five-year warrant to purchase 813,278 shares of the Company’s common stock at an exercise price of $4.20 per share (“Warrant Shares”) in exchange for $3,960,000 (the “First Tranche Financing”). The Purchase Agreement also provided, subject to shareholder approval, for the issuance, subject to certain conditions, of an additional $1,500,000 of notes and warrants to purchase 277,777 shares of common stock (the “Second Tranche Financing”) on the same terms.

The L1 Note is convertible by L1 into common stock of the Company at a price of $4.20 per share, or approximately 1,047,619 shares. It is repayable in eighteen equal monthly installments with certain deferments or an acceleration of up to three months' payments. The Company may repay the L1 Note in cash or shares of common stock at a price equal to the lesser of the then conversion price or 95% of the lowest daily VWAP during the ten consecutive trading days immediately preceding the monthly payment date, but in no event less than $1.92. In the event that VWAP drops below $1.92, the Company will have the right to pay at such VWAP with any shortfall paid in cash. The L1 Note is senior to all other Company indebtedness and the Company’s obligations under the note are secured by all of the assets of the Company’s subsidiaries.

The Company estimated the fair value of the warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $2.70, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.79% and (iv) an expected volatility of the price of the underlying common stock of 299.8%. As a result, the Company allocated a fair value of $1,200,434 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

As of September 30, 2021, the principal balance of these notes was $4,400,000 and the remaining balance on the associated loan discounts was $1,936,894.

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

At September 30, 2021, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 10% convertible notes pursuant to which an aggregate of 316,000 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $200,000 of outstanding principal and accrued and unpaid interest. On September 10, 2021, the Company entered into a debt exchange agreement with a holder of a 10% convertible note pursuant to which 85,250 shares of the Company’s Series C Stock was issued for $85,250 of outstanding principal and accrued and unpaid interest.

As of September 30, 2021, the principal balance of these notes was $25,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

On July 19, 2021, the Company repaid $6,329 outstanding principal and accrued and unpaid interest to a 10% secured convertible noteholder.

As of September 30, 2021, the principal balance of these notes was $50,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

As of September 30, 2021, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

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

Third Amendment to the TDH Share Sale Agreement

On March 16, 2020, the Company entered into a third amendment (the “Third Amendment”) to the TDH Share Sale Agreement, pursuant to which the Company’s subsidiary, Grom Holdings, had acquired 100% of the common stock of TDH (representing ownership of the animation studio) from certain individuals (the “TDH Sellers”). The Company used the proceeds received from the TDH Secured Notes Offering to pay the TDH Sellers $3,000,000 of the principal due under the Original TDH Notes, leaving a principal amount due to the TDH Sellers of $1,000,000 (plus accrued interest and costs). In addition, the accrued interest of $361,767 due to the TDH Sellers pursuant to the Original TDH Notes was paid in three monthly payments of $93,922, commencing April 16, 2020, and twelve-monthly installments of $6,667 commencing April 16, 2020.

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

On August 18, 2021, the Company paid the TDH Sellers an aggregate of $834,760, representing all remaining amounts due and payable under the TDH Secured Notes. As a result, the TDH Sellers released the pledged shares of TDH and its subsidiary, Top Draw Animation Hong Kong Limited from escrow. The TDH Sellers have no further security interest in the assets of the Company or its subsidiaries.

As of September 30, 2021, the principal balance of the Original TDH Notes was $0.

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

As of September 30, 2021, the principal balance of these notes was $359,056 and the remaining balance on the associated loan discounts was $43,021.

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

As of September 30, 2021, the principal balance of these notes was $68,221 and the remaining balance on the associated loan discounts was $8,174.

Future Minimum Principal Payments

The remaining principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2021	$721,308
2022	$4,215,130
2023	$167,792
2024	$76,047
2025 and thereafter	$–
$5,180,277

11.	STOCKHOLDERS’ EQUITY

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

As of September 30, 2021 and December 31, 2020, the Company had no shares of Series A Stock issued and outstanding.

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

As of September 30, 2021 and December 31, 2020, the Company had no shares and 5,625,884 shares of Series B Stock issued and outstanding, respectively.

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

On September 10, 2021, the Company entered into a debt exchange agreement with a holder of a 10% convertible note pursuant to which 85,250 shares of the Company’s Series C Stock was issued for $85,250 of outstanding principal and accrued and unpaid interest.

As of September 30, 2021 and December 31, 2020, the Company had 9,400,259 and no shares of Series C Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 12,325,736 and 5,886,073 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

Registered Offering

On June 21, 2021, the Company sold an aggregate of 2,409,639 units (“Units”), at a price to the public of $4.15 per Unit (the “Offering”), each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.565 per share (the “Warrants”), pursuant to a underwriting agreement, dated as of June 16, 2021 (the “Underwriting Agreement”), between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative (“EF Hutton”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the Underwriting Agreement, the Company granted EF Hutton a 45-day option (the “Over-Allotment Option”) to purchase up to 361,445 additional Units, to cover over-allotments in connection with the Offering, which EF Hutton exercised with respect to Warrants exercisable for up to an additional 361,445 shares of common stock. The Company received gross proceeds of approximately $10,000,000 in the Offering, before deducting underwriting discounts and commissions and other offering expenses.

On July 15, 2021, EF Hutton exercised in full the Over-Allotment Option with respect to all 361,445 additional shares of the Company’s common stock for total gross proceeds to the Company of approximately $1,500,000, before deducting underwriting discounts and commissions and other offering expenses.

Common Stock Issued as Compensation to Employees, Officers and/or Directors

During the nine months ended September 30, 2021, the Company issued 157,943 shares of common stock with a fair market value of $426,446 to an officer as compensation.

During the nine months ended September 30, 2020, the Company issued 13,125 shares of common stock with a fair market value of $35,600 to employees, officers and/or directors as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the nine months ended September 30, 2021, the Company issued 150,393 shares of common stock with a fair market value of $511,458 to contractors for services rendered.

During the nine months ended September 30, 2020, the Company issued 191,034 shares of common stock with a fair market value of $555,440 to contractors for services rendered.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the nine months ended September 30, 2020, the Company issued 15,625 shares of common stock with a fair market value of $50,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the nine months ended September 30 2021, the Company issued 1,464,966 shares of common stock upon the conversion of $1,766,832 in convertible note principal and accrued interest.

During the nine months ended September 30 2020, the Company issued 36,206 shares of common stock upon the conversion of $56,049 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the nine months ended September 30, 2021, the Company issued 17,746 shares of common stock valued at $39,750 in connection with the issuance of convertible notes.

During the nine months ended September 30, 2020, the Company issued 339,678 shares of common stock valued at $736,014 in connection with the issuance of convertible notes.

Common Stock Issued in the Acquisition of a Business

During the nine months ended September 30, 2021, the Company issued 1,771,883 shares of common stock valued at $5,000,000 in connection with the acquisition of a business.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at September 30, 2021 and December 31, 2020. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)

Balance January 1, 2020	177,028	$8.91	1.79
Warrants issued	52,600	$2.08
Warrants exercised	–	$–
Warrants forfeited	–	$–
December 31, 2020	229,628	$7.34	1.66
Warrants issued	4,241,504	$4.15
Warrants exercised	(117,188)	$–
Warrants forfeited	(4,307)	$–
Balance September 30, 2021	4,349,637	$4.36	1.82

On June 24, 2021, the Company issued 105,648 shares of common stock to Labrys upon the cashless exercise of a warrant to purchase 117,188 shares of common stock.

As of September 30, 2021, the outstanding warrants had an aggregate intrinsic value of $950,142.

Stock Options

The following table represents all outstanding and exercisable stock options as of September 30, 2021.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)

2013	241,730	(26,063)	215,667	215,667	$7.68	1.97
2016	169,406	(169,406)	–	–	$–	–
2018	1,875	–	1,875	1,875	24.96	1.58
2021	208,500	–	208,500	–	$2.98	4.83
Total	621,511	(195,469)	426,042	217,542	$5.46	2.48

On July 29, 2021, the Company granted stock options to purchase an aggregate of 208,500 shares to new employees at an exercise price of $2.98. The options vest annually in equal installments over a three-year period and expire in five years from the date of grant. Using the Black Sholes model with a volatility of 326.5%, with no dividends paid since inception and a risk-free interest rate of 0.37%; resulted in stock-based compensation expense of $585,728 which will be amortized over a 36-month period, or $166,270 per month.

During the three and nine months ended September 30, 2021, the Company recorded $33,699 in stock-based compensation expense related to stock options. No stock-based compensation expense related to stock options was recorded during the three and nine months ended September 30, 2020.

As of September 30, 2021, the outstanding exercisable stock options had an aggregate intrinsic value of $0.

12.	COMMITMENTS AND CONTINGENCIES

None.

13.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except as follows:

On September 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with L1 Capital Global Master Fund (“L1”) pursuant to which it issued (i) a 10% original issue discount senior secured convertible note in the principal amount of $4,400,000 to L1 (the “L1 Note”) and (ii) a five-year warrant to purchase 813,278 shares of the Company’s common stock at an exercise price of $4.20 per share (“Warrant Shares”) in exchange for $3,960,000 (the “First Tranche Financing”). The Purchase Agreement also provided, subject to shareholder approval, for the issuance, subject to certain conditions, of an additional $1,500,000 of notes and warrants to purchase 277,777 shares of common stock (the “Second Tranche Financing”) on the same terms.

Pursuant to the Purchase Agreement, the Company entered into a registration rights agreement which, among other things, requires the Company to file a registration statement with the SEC to register for resale the shares issuable upon the conversion of the note and the exercise of the warrant within 35 days of entering into the Purchase Agreement, and have such registration statement deemed effective within 60 days or, in the event of a “full review” by the SEC within 75 days. L1 also has certain rights with respect to certain future debt or equity financings.

Prior to maturity on March 13, 2023, the L1 Note is convertible by L1 into common stock of the Company at a price of $4.20 per share (based on 150% of the value weighted average price (“VWAP”) of the common stock for five consecutive trading days prior to September 14, 2021, or approximately 1,047,619 shares, subject to anti-dilution adjustments in the event of financings at less than $4.20 but in no effect less than $0.54. If the stock price is below $4.20 and an event of default (as described in the Purchase Agreement) occurs, the conversion price will equal 80% of the lowest VWAP in the ten prior trading days.

The L1 Note is repayable in eighteen equal monthly installments with certain deferments or an acceleration of up to three months' payments as described in the Note. The Company may repay the L1 Note in cash or shares of common stock at a price equal to the lesser of the then conversion price or 95% of the lowest daily VWAP during the ten consecutive trading days immediately preceding the monthly payment date, but in no event less than $1.92. In the event that VWAP drops below $1.92, the Company will have the right to pay at such VWAP with any shortfall paid in cash. If such monthly conversion price is less than $0.54, the Company is obligated to pay in cash. The L1 Note is senior to all other Company indebtedness and the Company’s obligations under the note are secured by all of the assets of the Company’s subsidiaries.

The L1 Note may not be converted and the warrant may not be exercised to the extent that after giving effect to the conversion or exercise, the noteholder or warrant holder, as the case may be, and its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise provided such percentage may be increased to 9.99% upon 61 days prior notice to the Company of such proposed conversion or exercise. The warrant contains anti-dilution protection and provides for cashless exercise if no registration statement covering resale of the shares issuable upon the exercise of the warrant is effective.

The Company’s obligations under the Purchase Agreement and related transaction documents are guaranteed by the Company’s subsidiaries and its obligations under the L1 Note are secured by all of the assets of the Company and its subsidiaries.

The Company paid $35,000 to L1 for its legal fees and expenses and $316,800 to EF Hutton, division of Benchmark Investment, LLC, as placement agent for the financing.

On October 20, 2021, the Company and L1 entered into an amended and restated purchase agreement which increased the amount of the Second Tranche Financing from $1,500,000 to $6,000,000 and provides (i) for an amended and restated 10% original issue discount senior secured convertible note to be issued in exchange for the L1 Note pursuant to the Purchase Agreement and (ii) for the issuance of a five-year warrant to purchase 1,041,194 shares of the Company’s common stock at an exercise price of $4.20 per share.

In the event the principal amount of the L1 Note issued in the First Tranche Financing, when aggregated with the L1 Note to be issued in the Second Tranche Financing, exceeds 25% of the market capitalization of the Company’s common stock as reported by Bloomberg L.P, then the principal amount to be issued in the Second Tranche Financing will be limited to 25%, in the aggregate of both L1 Notes, unless waived in the sole discretion of the Purchaser.

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

Overview

The Company is a media, technology and entertainment company that focuses on delivering content to children under the age of 13 years in a safe secure platform that is compliant with Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians. We conduct our business through the following five operating subsidiaries:

•	Grom Social, Inc. was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation and (ii) Top Draw Animation, Inc., a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has not generated any revenue since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”), organized in the State of Delaware on January 5, 2017, acquires and develops kids and family entertainment properties and associated business opportunities.

We own 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity.

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

Payoff of TDH Sellers Notes

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

On July 26, 2021, upon Mr. Leiner’s resignation, Jason Williams was appointed the Company’s Chief Financial Officer, Secretary and Treasurer.

L1 Capital Global Master Fund Financing

On September 14, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with L1 Capital Global Opportunities Master Fund (“L1 Capital”), pursuant to which it sold L1 Capital (i) a 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $4,400,000, due March 13, 2023 (the “Original Note”), and (ii) a five-year warrant to purchase 813,278 shares of the Company’s common stock at an exercise price of $4.20 per share (the “Original Warrant”), for consideration of $3,960,000 (the “First Tranche”).

EF Hutton acted as exclusive placement agent for the offering and received a fee of $316,800.

The Original Note is convertible into common stock at a rate of $4.20 per share (the “Conversion Price”), and is repayable in 18 equal monthly installments, in cash, or, at the discretion of the Company, and if the Equity Conditions described below are met, by issuance of shares of common stock at a price equal to 95% of the volume weighted average price (“VWAP”) prior to the respective monthly redemption dates (with a floor of $1.92), multiplied by 102% of the amount due on such date. In the event that the 10-day VWAP drops below $1.92, the Company will have the right to pay in shares of common stock at said VWAP, with any shortfall to be paid in cash. The Conversion Price may be adjusted in the event of dilutive issuances but in no event to less than $0.54. In addition, under the terms of the Original Note, L1 Capital had the right to accelerate up to three of the monthly payments. Neither the Company, nor L1 Capital, may convert any portion of the Original Note to the extent that, after giving effect to such conversion, L1 Capital (together with any affiliated parties) would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The Equity Conditions required to be met in order for the Company to redeem the Original Note with shares of common stock in lieu of a monthly cash payment, include that (i) a registration statement must be in effect with respect to the resale of the shares issuable upon conversion or redemption of the Original Note (or, that an exemption under Rule 144 is available), and (ii) that the average daily trading volume of the Company’s common stock will be at least $250,000 immediately prior to the date of the monthly redemption.

The Original Warrant has the same anti-dilution protection as the Original Note and same adjustment floor. The Original Warrant is exercisable for cash, or on a cashless basis only for so long as no registration statement covering resale of the shares is in effect. L1 Capital shall not have the right to exercise any portion of the Original Warrant to the extent that, after giving effect to such exercise, L1 Capital (together with any affiliated parties), would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The Company entered into a Security Agreement with L1 Capital pursuant to which L1Capital was granted a security interest in all of the assets of the Company and certain of its subsidiaries. As further inducement for L1 Capital to enter into the Security Agreement, certain of the Company’s pre-existing secured creditors agreed to give up their exclusive senior security interest in the assets of TD Holdings, in exchange for a shared senior secured interest with L1 Capital on a pari pasu basis on all assets of the Company. Repayment of the Note is also guaranteed by certain subsidiaries of the Company pursuant to a subsidiary guaranty.

The Company agreed to file a registration statement with the SEC within 35 days of the closing of the First Tranche registering all Conversion Shares and Warrant Shares for resale, to go effective no later than 75 days after the closing of the First Tranche.

The Purchase Agreement also contemplated the purchase by L1 Capital (the “Second Tranche”) of an additional 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,500,000, and warrants to purchase approximately 277,000 shares (presuming current market prices) of common stock on identical terms to the Original Note and Warrant, subject to, and upon receipt of, shareholder approval under Nasdaq rules and effectiveness of a registration statement covering the resale of the shares issuable under the Original Note and Warrant issued in the First Tranche.

Amendment to L1 Capital Purchase Agreement and Original Note

On October 20, 2021, the Company and L1 Capital entered into an Amended and Restated Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which the amount of the proposed Second Tranche investment was increased from $1,500,000 to $6,000,000. In the event that the conditions to closing the Second Tranche investment are satisfied, the Company intends on issuing (i) a 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $6,000,000 (the “Additional Note”), identical to the Original Note, but due 18 months from the closing of the Second Tranche, and (ii) a five-year warrant to purchase 1,041,194 at an exercise price of $4.20 per share (the “Additional Warrant”), for consideration of $5,400,000.

The closing of the Second Tranche is subject to a registration statement being declared effective by the SEC covering the shares issuable upon conversion or redemption of the Original Note and Original Warrant, shareholder consent being obtained as required by Nasdaq Rule 5635(d), and a limitation on the principal amount of notes that may be issued to no more than 30% of the Company’s market capitalization as reported by Bloomberg L.P., which requirement may be waived by L1 Capital.

The conversion and redemption terms, as well as all other material terms of the Additional Note, and exercise price of terms of the warrants to be issued in the Second Tranche, are identical in all other material respects as the originally issued note and warrants, except for the amendments provided herein.

As of October 20, 2021, and as part of the terms of the Amended Purchase Agreement, the Original Note was amended (the “Amended Original Note”) to increase the monthly redemption amount for the 18 monthly installments from $275,000 to $280,500. In addition, the Amended Original Note provides that, in the event that the Second Tranche closes, the Equity Conditions required to be satisfied in order for the Company to elect to make monthly note payments by issuance of common stock in lieu of cash (and in addition to the requirement that a registration statement is in effect or an exemption exists) the average trading volume of the Company’s common stock must be at least $550,000 (increased from $250,000) during the five trading days prior to the respective monthly redemption. Except as described above, the other terms of the Original Note as previously disclosed remain in full force and effect. In addition, if the Second Tranche is consummated, L1 Capital will have the right to accelerate up to six of the monthly payments as opposed to three.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

Revenue

Revenue for the three months ended September 30, 2021 was $1,514,692, compared to revenue of $1,439,155 during the three months ended September 30, 2020, representing an increase of $75,537 or 5.3%.

Animation revenue for the three months ended September 30, 2021 was $1,383,196, compared to animation revenue of $1,327,448 during the three months ended September 30, 2020, representing an increase of $55,748 or 4.2%. The increase in animation revenue is primarily attributable to an increase in the overall number of contracts completed offset, in part, by client delays caused by concerns related to the spread of COVID-19.

Web filtering revenue for the three months ended September 30, 2021 was $130,928, compared to web filtering revenue of $110,986 during the three months ended September 30, 2020, representing an increase of $19,942 or 18.0%. The increase is primarily due to an increase in organic sales growth, and the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the three months ended September 30, 2021 was $568 compared to subscription and advertising revenue of $721 during the three months ended September 30, 2020, representing a decrease of $153 or 21.2%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the three months ended September 30, 2021 and 2020 was $773,256, or 51.1%, and $865,700, or 60.2%, respectively. The decrease in gross profit is primarily attributable to the absorption of fixed overhead expenses against reduced revenue levels and certain projects exceeding budgeted costs in our animation business.

Operating expenses

Operating expenses for the three months ended September 30, 2021 were $2,926,697, compared to operating expenses of $1,590,856 during the three months ended September 30, 2020, representing an increase of $1,335,841 or 84.0%. The increase is primarily attributable to an increase in general and administrative costs resulting from the acquisition of Curiosity and stock based compensation from the grant of stock and stock option awards. General and administrative expenses were $1,892,327 for the three months ended September 30, 2021, compared to $1,009,162 for the three months ended September 30, 2020, representing an increase of $883,165 or 87.5%. Stock based compensation was $460,146 for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020.

Other Income (Expense)

Net other expense for the three months ended September 30, 2021 was $178,996, compared to a net other expense of $1,495,864 for the three months ended September 30, 2020, representing a decrease of $1,316,868 or 88.0%. The decrease in net other expense is primarily attributable to an extinguishment loss of $1,191,089 related to the exchange of $2,294,723 in principal and interest accrued under certain convertible notes for 3,623,884 shares of our Series B Stock during the three months ended September 30, 2020 as compared to a gain from the forgiveness of PPP loans of $228,912 during the three months ended September 30, 2021.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $492,783 for the three months ended September 30, 2021, compared to $330,006 during the three months ended September 30, 2020, representing an increase of $162,777 or 49.3%. The increase is primarily attributable to an increase in amortization expense associated with debt discounts recorded during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Net Loss Attributable to Grom Social Enterprises Inc. Common Stockholders

We realized a net loss attributable to common stockholders of $2,308,861, or $0.21 per share, for the three months ended September 30, 2021, compared to a net loss attributable to common stockholders of $2,498,520, or $0.45 per share, during the three months ended September 30, 2020, representing a decrease in net loss attributable to common stockholders of $189,659 or 7.6%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Revenue

Revenue for the nine months ended September 30, 2021 was $4,778,527, compared to revenue of $4,478,373 during the nine months ended September 30, 2020, representing an increase of $300,154 or 6.7%.

Animation revenue for the nine months ended September 30, 2021 was $4,373,409, compared to animation revenue of $4,015,061 during the nine months ended September 30, 2020, representing an increase of $358,348 or 8.9%. The increase in animation revenue is primarily attributable an increase in the overall number of contracts completed offset, in part, by client delays caused by concerns related to the spread of COVID-19.

Web filtering revenue for the nine months ended September 30, 2021 was $403,676, compared to web filtering revenue of $460,984 during the nine months ended September 30, 2020, representing a decrease of $57,308 or 12.4%. The decrease is primarily due to the timing or loss of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social website, Grom Social mobile application and MamaBear safety mobile application have been nominal. Subscription and advertising revenue for the nine months ended September 30, 2021 was $1,442 compared to subscription and advertising revenue of $2,327 during the nine months ended September 30, 2020, representing a decrease of $885 or 38.0%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the nine months ended September 30, 2021 and 2020 was $2,402,976, or 50.3%, and $2,631,645, or 58.8%, respectively. The decrease in gross profit is primarily attributable to the absorption of fixed overhead expenses and certain projects exceeding budgeted costs in our animation business.

Operating expenses

Operating expenses for the nine months ended September 30, 2021 were $6,734,291, compared to operating expenses of $4,749,638 during the nine months ended September 30, 2020, representing an increase of $1,984,653 or 41.8%. The increase is primarily attributable to an increase in general and administrative costs and fees for professional services rendered during the nine months ended September 30, 2021 due to the Company’s registered offering, Nasdaq stock exchange uplisting, the acquisition of Curiosity, and stock based compensation from the grant of stock and stock option awards. General and administrative expenses were $4,683,481 for the nine months ended September 30, 2021, compared to $3,552,390 for the nine months ended September 30, 2020, representing an increase of $1,131,091 or 31.8%. Professional fees were $839,831 for the nine months ended September 30, 2021, compared to $419,291 for the nine months ended September 30, 2020, representing an increase of $420,540 or 100.3%. Stock based compensation was $460,146 for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020.

Other Income (Expense)

Net other expense for the nine months ended September 30, 2021 was $2,821,202, compared to a net other expense of $2,402,969 for the nine months ended September 30, 2020, representing an increase of $418,223 or 17.4%. The increase in net other expense is primarily attributable to increased interest expense related to the amortization of debt discounts, and a one-time extinguishment loss of $947,179 related to the exchange of $1,447,996 in principal and interest accrued under certain convertible notes for 2,395,175 shares of our Series B Stock.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $2,236,545 for the nine months ended September 30, 2021, compared to $1,220,148 during the nine months ended September 30, 2020, representing an increase of $1,016,397 or 95.9%. The increase is primarily attributable to an increase in amortization expense associated with debt discounts recorded during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Net Loss Attributable to Grom Social Enterprises Inc. Common Stockholders

We realized a net loss attributable to common stockholders of $7,128,941, or $0.92 per share, for the nine months ended September 30, 2021, compared to a net loss attributable to common stockholders of $4,798,462, or $0.87 per share, during the nine months ended September 30, 2020, representing an increase in net loss attributable to common stockholders of $2,354,055 or 49.1%.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $9,102,728.

Net cash used in operating activities for the nine months ended September 30, 2021 was $5,373,687, compared to net cash used in operating activities of $666,775 during the nine months ended September 30, 2020, representing an increase in cash used of $4,706,912, primarily due to the increase in our loss from operations and the change in working capital assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2020 was $425,789, compared to net cash used in investing activities of $571,563 during the nine months ended September 30, 2020 representing a decrease in cash used of $145,774. This change is attributable to a decrease in the amount of fixed assets purchased and/or leasehold improvements made by our animation studio in Manilla, Philippines during the nine months ended September 30, 2021, offset by $400,000 in cash paid as consideration for the acquisition of Curiosity.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $14,768,735, compared to net cash provided by financing activities of $1,023,600 for the nine months ended September 30, 2020, representing an increase in cash provided of $13,745,135. Our primary sources of cash from financing activities were attributable to $10,317,324 in proceeds from the sale of our common stock, $4,516,700 in proceeds from the sale of convertible notes, and $950,000 and $100,000 in proceeds from the sale of our Series B Stock and Series C Stock, respectively, during the nine months ended September 30, 2021, as compared to $3,655,000 in proceeds from the sale of convertible notes and $483,500 in proceeds from the sale of our Series B Stock during the nine months ended September 30, 2020. On August 19, 2021, the Company repaid $792,846 in principal due to the former shareholders of TD Holdings Limited on a convertible note originally dated September 20, 2016, as compared to the repayment of $3,000,000 in principal on the same convertible note due to the former shareholders of TD Holdings Limited on March 16, 2020.

We believe we have adequate working capital to meet our operational needs for the next 12 months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On July 2, 2021, the Company issued 4,464 shares of common stock to a noteholder for accrued interest.

On July 6, 2021, the Company issued 2,700 shares of common stock to a technology design firm for services provided to the Company.

On July 13, 2021, the Company issued 2,364 shares of common stock to a public relations firm for services provided to the Company.

On July 16, 2021, the Company issued 1,101 shares of common stock to a public relations firm for services provided to the Company.

On July 19, 2021, the Company issued 1,101 shares of common stock to a public relations firm for services provided to the Company.

On July 22, 2021, the Company issued 42,891 shares of common stock to an investment bank for financial advisory services provided to the Company.

On August 2, 2021, the Company issued 157,943 shares of common stock to an officer as bonus compensation.

On August 6, 2021, the Company issued 3,573 shares of common stock to a technology design firm for services provided to the Company.

On August 6, 2021, the Company issued 1,812 shares of common stock to a public relations firm for services provided to the Company.

On August 10, 2021, the Company issued 1,812 shares of common stock to a public relations firm for services provided to the Company.

On September 2, 2021, the Company issued 3,374 shares of common stock to a technology design firm for services provided to the Company.

On September 17, 2021, the Company issued 24,438 shares of common stock to a consultant for business advisory services provided to the Company.

On September 17, 2021, the Company issued 1,357 shares of common stock to a public relations firm for services provided to the Company.

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

Date: November 22, 2021	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

