Form 10-K
period 2021-12-31
Grom Social Enterprises, Inc.
filed 2022-04-15
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  001-40409

Grom Social Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-5542401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd. #6, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 287-5776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	GROM	The Nasdaq Capital Market
Warrants to purchase shares of Common Stock, par value $0.001 per share	GROMW	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,917,300.

As of April 14, 2022, there were 18,760,403 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report, including the documents that we have incorporated by reference, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity and capital resources, among others, contain forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our goals for future revenues and earnings;
•	the potential impact of COVID-19 on our business and results of operations;
•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions;
•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flows, capital expenditures, liquidity, financial condition and results of operations;
•	our products and services, including their quality and performance in absolute terms and as compared to competitive alternatives, and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;
•	our markets, including our market position and our market share;
•	our ability to successfully develop, operate, grow and diversify our operations and businesses;
•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;
•	our ability to maintain, protect, and enhance our brand and intellectual property;
•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;
•	the value of our assets and businesses, including the revenues, profits and cash flows they are capable of delivering in the future;
•	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;
•	industry trends and customer preferences and the demand for our products and services; and
•	the nature and intensity of our competition, and our ability to successfully compete in our markets.

These statements are necessarily subjective, are based upon our current plans, intentions, objectives, goals, strategies, beliefs, projections and expectations, and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly-available information with respect to the factors upon which our business strategy is based, or the success of our business.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors" in this Annual Report as well as other risks and factors identified from time to time in our SEC filings.

ii

PART I

ITEM 1. BUSINESS

Overview

We were incorporated under the laws of the State of Florida on April 14, 2014, as Illumination America, Inc.

Effective August 17, 2017, we acquired Grom Holdings pursuant to the terms of the Share Exchange Agreement entered into on May 15, 2017. In connection with the Share Exchange, the Company issued an aggregate of 3,464,184 shares of its common stock to the Grom Holdings stockholders, pro rata to their respective ownership percentage of Grom Holdings. Each share of Grom Holdings was exchanged for 0.13 shares of our common stock. As a result, the stockholders of Grom Holdings owned approximately 92% of the Company’s issued and outstanding shares of common stock at such time.

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

Grom Social, Inc.

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

Based on data provided by Google Data Analytics and Joomla Management Systems, in February 2021, our platforms have generated approximately 25.0 million users in over 200 countries and territories since our inception in 2012. We define a "user" as any child under the age of 13 who registers for a Grom Social account through the website or downloads the Grom Social app from a mobile app store, and any parent who registers for a Grom Social account and any student or faculty that uses our NetSpective web filtering platform.

Monthly active users (“MAUs”) is a usage metric which reveals the total number of users who visit our platforms within a 30-day period. As of March 1, 2022, there were approximately 1.8 million MAUs on all platforms.

Based upon statistics provided by the Joomla Management System and Google Analytics, the average online duration of users logged onto our Grom Social platforms is approximately 51 minutes.

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

We believe our mobile app is the only children’s app where kids can:

•	Record videos of themselves to post in a social environment and use enhanced facial features, masks, and filters while doing so;

•	upload videos that are COPPA compliant;

•	View 1,450 hours of exclusive Grom TV content - video on demand platform for kids which is free and curated to provide only safe and educational content for children.

•	Message with cartoon characters and cast members;

•	Communicate with users and parents regardless of where they may be navigating on the Grom Social website. This feature eliminates the need to leave the section of the site in which they are engaged.

We have established the following safeguards and procedures which we believe will ensure our Grom Social platform is a safe place for children:

•	Account Approval: We have account creation procedures to help ensure that only children under the age of 13 can create an account. If a child submits a request to open an account on the Grom Social website or mobile apps, we send an email notification to his or her parents that their child has applied to create a Grom Social account. If the child’s parents approve the account, by using one of three methods that are approved by COPPA guidelines, the account is opened. If a parent’s approval is not given, the account will not be opened, and the child will have limited access to the Grom Social website.

•	Parental Involvement: By requiring parental approval for a child to open an account and to interact with other users on Grom Social, we hope to ensure that parents are aware of and involved with their child’s activity on the website. Further, we believe that parental involvement provides us with the ability to market products and services to parents.

•	Digital Citizenship Educational Content – Children are encouraged to take and pass an internet safety course and receive a Digital Citizen License from us in order to gain increased access to the features provided on the Grom Social platforms.

•	Limited Data Collection of Child and Parent – No digital profiles will be built for children or parents. The information we collect is for analytical data only and is limited to parent email, birthdate, gender and country locations.

•	Content Monitoring: We have software that monitors posts for inappropriate content using standard “keyword” filter technology. If a post contains inappropriate content, it will not appear on the platform and the poster will be sent a warning about offensive content. We believe that through monitoring content we can promote social responsibility and digital citizenship. We view this as a learning opportunity but will ban users if the problem persists.

•	Anti-bullying: We have software that monitors the Grom Social website for bullying. In addition to monitoring the interaction between children on the website, we also post messages that strongly emphasize anti-bullying and actively promotes social responsibility and digital citizenship. Additionally, our platform has received the “KidSafe Seal of Approval” from KidSafe, an independent safety certification service and seal-of-approval program designed exclusively for children-friendly websites and technologies, including online game sites, educational services, virtual worlds, social networks, mobile apps, tablet devices, connected toys, and other similar online and interactive services.

•	Use of “Gromatars”: Children on Grom Social create animated pictures, which we call “Gromatars,” to represent themselves on Grom Social without providing a real-life photograph. Gromatars are viewed as profile pictures on a user’s home wall, and when a user leaves a comment or “like” on a public page. Kids can build and customize their Gromatars by selecting over 200 different options such as the eyes, nose, hair, teeth, ears, skin color, hairstyle, and color.

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

Content

In addition to providing a safe, fun, social media platform for children to interact with their peers, we create our own content consisting of animated characters, interactive chats, videos, blogs, and games geared to provide wholesome family entertainment. We create our own short-form content consisting of animated characters, interactive chats, videos, blogs, games and two live action shows released weekly. We currently have over 1,450 hours of live action shows in our content library. This exclusive content is only available on our platforms.

Our Grom Social app features include direct messaging, video recordings with face filters and effects, notifications, profiles with custom colors, Gromatar cartoon avatars, over 1,450 hours of Grom TV exclusive videos on demand, a search and discovery section, hashtags and mentions in post descriptions, liking, commenting, sharing of content, including the ability to share photos, videos and doodle drawings in direct messages. With this feature set and the safety permissions in place, the app will provide children their own social platform similar to the popular adult platforms, but in a safe controlled environment. Kids can upload videos along with a variety of different music, similar to TikTok. Users also have a vast variety of face filters similar to Snapchat and Instagram. The Company produces up to two new short-form videos each week similar to Netflix to maintain user engagement.

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

•	Online Game Fees. The games currently available to users on our website are free. We intend to offer users an option to pay to play exclusive games and/or pay for game upgrades. These games may be developed by us, such as Grom Skate, where the character skates through three worlds collecting coins, doing tricks and avoiding obstacles and solving geometry problems, or obtained from outside developers and adapted to use on our website.

•	Licensing Merchandise Revenue. We hope to create Grom Social apparel and other merchandise for purchase through our website and mobile app and enter into licensing and merchandise agreements.

•	Partnerships and Collaborations. The Company believes that due to its strong youth following that it can be a valuable resource to many organizations and sports leagues looking to build, reconnect and/or maintain their brand among the youth market. The Company has designed an opportunity for clients to utilize existing programming and broadcasts by condensing long programming such as 3-4 hour baseball games, 8 hour-a-day surfing events and 6-hour golf rounds into engaging short-form content wrapped in gaming and animation utilizing celebrities and athlete interaction.

•	Intellectual Property Strategy. The Company plans to produce, develop, license and purchase a number of intellectual properties and monetize by franchise, licensing and merchandising opportunities in addition to hosting on its own platform. To satisfy and help fill the demand for content, the Company intends to continue to create original content as well as use underutilized content.

Throughout our monetization efforts, we will maintain a free version of the app in an effort to not negatively impact our user base. The Grom Social website and mobile app have generated nominal revenues to date.

TD Holdings Limited

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

Grom Nutritional Services, Inc.

GNS was formed with the intention of developing, marketing and distributing nutritional supplement beverages to children to support the healthy development of neurological structure and intellectual development of cognitive skills. We initially intend to market and distribute nutritional based supplements to our user base of children and their parents, then subsequently expand our marketing efforts to the wholesale/retail grocery, convenience, and big box sectors. GNS had no operations since its inception, but the Company is exploring partnerships.

Curiosity Ink Media LLC

On August 19, 2021, we acquired 80% of the outstanding membership interest of Curiosity Ink Media LLC. Curiosity is a kids and family original content and media company that focuses on building and managing entertainment brands and franchises. Specializing in revitalizing lapsed and underutilized properties, the Company reimagines beloved properties by strategically defining their strengths to ensure their continued growth and legacy. Curiosity leverages its creative talent, established media distribution networks, and industry connections to market proven media properties through strategic licensing agreements, partnerships, and original content creation.

Acquisition Strategy

Our acquisition strategy is to acquire synergistic companies, products or intellectual property that will help grow our Grom Social user base and operate profitably as both a stand-alone enterprise as well as enhance Grom’s overall monetization strategy.

Acquisition of TD Holdings Limited

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

Payoff of the TDH Note

On August 18, 2021, the Company paid the holders of the TDH Notes an aggregate of $834,759.77, representing all remaining amounts due and payable under the TDH Note. Upon receipt of such payment by the holders of the TDH Note, the pledged shares of TDH Holdings and its subsidiary, Top Draw HK were released from escrow, and the holders of the TDH Note had no further security interest in the assets of the Company or its subsidiaries.

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

Acquisition of Curiosity Ink Media LLC

On August 19, 2021, we acquired 80% of the outstanding membership interest of Curiosity Ink Media LLC, a Delaware limited liability company (“Curiosity”) pursuant to a membership interest purchase agreement (the “Curiosity MIPA”). Under the terms of the Curiosity MIPA, we issued an aggregate of 1,771,883 shares of the Company’s common stock to the Sellers, pro rata to their membership interests immediately prior to the closing of the Acquisition. The shares were valued at $2.82 per share which represents to the 20-day volume-weighted average price of the Company’s common stock on August 19, 2021.

Additionally, the Company also paid $400,000 and issued an 8% eighteen-month convertible promissory note in the principal amount $278,000 (the “Note”) to pay-down and refinance certain outstanding loans and advances previously made to Curiosity by Russell Hicks and Brett Watts, members of Curiosity.

Under the terms of the purchase agreement, the Note is convertible into shares of common stock of the Company at a conversion price of $3.28 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Note may be prepaid at any time, in whole or in part. The Note is subordinate to the Company’s senior indebtedness.

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

Our Growth Strategy

Our current growth strategy is as follows:

•

Increase the size of our database of users of Grom Social. Comparable to other successful social media companies, we believe the key strategy to our future success is to grow the size of our database. Although the revenue from Grom Social is now nominal, we believe that our database will continue to increase due to our production of original content. We intend to launch a marketing campaign, subject to raising sufficient capital, to increase awareness of the Grom Social platforms. There can be no assurance that we can continue to grow the Grom platforms, and if we are successful in doing so, that we will be able to generate revenues from the website and mobile app.

•	Marketing initiatives. We plan to use celebrities and high-profile athletes as role models, content providers and overall brand ambassadors. In January 2021, the Company entered into a long-term marketing agreement with American professional surfer and 2020 US Olympic surfing team member, 20-year-old Caroline Marks.

•	Expand Core Products. We manage our brands through strategic product development initiatives, including introducing new products and modifying our existing intellectual property. Our marketing team and development teams strive to develop enhanced products to offer added technological, aesthetic and functional improvements to our portfolio of products.

•	Pursue Strategic Acquisitions. We supplement our internal growth with strategic and synergistic acquisitions.

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

Curiosity

We have extensive competition in our publication and animated series and movies are Disney, DreamWorks Animation, Warner Bros. Entertainment, Netflix and Nickelodeon. Growth in the publication and animated series and movies are driven by the large streaming and production companies.

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

Intellectual Property

To establish and protect our proprietary rights we rely on a combination of trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee non-disclosure and invention assignment agreements, and other contractual rights. We do not believe that our proprietary website is dependent on any single copyright or groups of related patents or copyrights. We currently own eight trademarks as follows:

Country	Mark	Status	Class	Serial Number	Filing Date	Registration Number	Registration Date	Owner Name	Expiration Date
US	GROM SKATE	Registered	009, 041	90-530-702	2/16/2021	6626893	1/25/2022	Grom Social, Inc.	1/25/2028
US	GROM SOCIAL	Registered	045	85562637	03/07/2012	4236835	11/06/2012	Grom Social, Inc.	11/06/2022
US and INTL		Registered	042, 045	85632192	05/22/2012	4242103	11/13/2012	Grom Social, Inc.	11/13/2022
US	GROM SOCIAL (DESIGN)	Registered	042, 045	88256892	01/10/2019	6217313	12/08/2020	Grom Social Enterprises Inc.	12/08/2026
US	GROM	Registered	042	85808178	12/20/2012	4464931	01/14/2014	Grom Social, Inc.	01/14/2024
US	GROMPOUND	Registered	041	85865569	03/04/2013	4380376	08/06/2013	Grom Social, Inc.	08/06/2023
US	TECHTOPIA	Registered	009	86346608	07/24/2014	4820748	09/29/2015	Grom Social, Inc.	09/29/2025
US and INTL	GROM FANTASY SURFER	Pending	042, 045	88257301	3/02/2021	N/A	N/A	Grom Social Enterprises, Inc.	09/22/2022
US and INTL	MAMABEAR	Registered	, 009	85631796	05/22/2012	4351472	06/11/2013	Grom Holdings Inc.	12/07/2025
US and INTL		Pending	05, 06, 018, 044, 046, 051, 052	90197048	09/21/2020	N/A	N/A	Grom Nutritional Services, Inc.	N/A

Employees

As of April 1, 2022, the Company had 22 full-time employees, 3 part-time employees and 9 independent contractors in the United States and Top Draw had 80 full-time employees and 49 part-time and 287 contracted employees in the Philippines.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to functional controls and segregation of duties. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 21, 2021.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could result a material adverse effect on our business. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In addition, we would likely incur additional accounting, legal and other costs in connection with any remediation steps. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Additionally, we have hired, and plan to continue to hire, as resources permit, qualified accounting personnel to better manage our functional controls and segregate responsibilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our obligations to L1 Capital and other noteholders are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

On September 14, 2021, the Company entered into a Securities Purchase Agreement with L1 Capital, pursuant to which it issued L1 Capital a 10% Original Issue Discount Senior Secured Convertible Promissory Note in the principal amount of $4,400,000 (the “L1 Capital Note”), which matures on March 13, 2023. Simultaneously, the Company entered into a Security Agreement with L1 Capital, pursuant to which L1 Capital was granted a security interest in all of the assets of the Company and certain of its subsidiaries to secure repayment of amounts due under the L1 Capital Note. As further inducement for L1 Capital to enter into the Security Agreement, certain of the Company’s pre-existing secured creditors (the “Additional Noteholders”), holding convertible promissory notes in the aggregate principal amount of $438,560 (the “Additional Notes”), agreed to give up their exclusive senior security interest in the assets of the Company’s subsidiary TD Holdings, in exchange for a shared senior secured interest with L1 Capital on a pari pasu basis on all assets of the Company. As a result, if we default on our obligations under the L1 Capital Note and/or the Additional Notes, L1 Capital and the Additional Noteholders, as applicable, could foreclose on their security interests and liquidate or take possession of some or all of the assets of the Company and its subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

Our future performance will depend on the continued engagement of key members of the management team of the Company.

Our future performance depends to a large extent on the continued services of members of the Company’s current management and other key personnel, including Zachary Marks. While we have employment agreements with certain of our executive officers and key employees, the failure to secure the continued services of these or other key personnel for any reason, could have a material adverse effect on our business, operations, and prospects. We currently do not carry “key man insurance” on any of our executives.

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

We completed the acquisition of TD Holdings in 2016, and recently acquired 80% of Curiosity. In the future, we may explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

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

Risks Related to Grom Social

If we fail to retain existing users or add new users, or if our users decrease their level of engagement, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success. We have over 12 million Grom Social users under the age of 13 and an almost equal number of parents in our database as of March 1, 2022. Our future financial performance will be significantly determined by our success in adding, retaining, and engaging users. If people do not perceive our site and the content that we offer to be enjoyable, engaging, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their interaction on our website. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A decrease in user retention, growth, or engagement could render us less attractive to developers and advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect our ability to attract and retain user and to increase their engagement on the website, including, if:

•	our users decide to spend their time on competing sites;

•	we fail to introduce new and improved content or if we introduce new content or services that are not favorably received;

•	we are unable to successfully balance our efforts to provide a compelling user experience with the decisions we make with respect to the frequency, prominence, and size of ads and other commercial content that we display;

•	we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

•	there are adverse changes in our products that are mandated by legislation or regulatory authorities;

•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience;

•	we adopt policies or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public; or

•	we fail to provide adequate customer service to users, developers, or advertisers.

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

During the year ended December 31, 2021, Top Draw accounted for approximately 89.0% of our consolidated revenue. During the same period, four of Top Draw’s clients accounted for approximately 69.1% of our consolidated revenue. Although the relative percentages by client may change from quarter to quarter, the reliance upon a limited number of clients is not expected to change for the foreseeable future. As a result, a decrease in business or revenue from any one or more of these key clients could materially negatively impact Top Draw’s and our revenue, results of operation, and financial condition.

The success of Top Draw, and consequently our success, depends on certain key employees.

The success of Top Draw, and consequently our success depends to a significant extent on the performance of certain senior management personnel and other key employees. In particular, we are dependent upon the services of Russell Hicks, Jared Wolfson and Stella Dearing to operate and manage Top Draw. The loss of the services of Russell Hicks, Jared Wolfson or Stella Dearing could have a material adverse effect on our business, revenue, and results of operations.

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

Risks Related to Our Corporate Structure and Ownership of Our Securities

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

Our authorized capital stock includes 25,000,000 shares of preferred stock, of which 2,000,000 shares are designated as Series A Stock, 10,000,000 shares are designated as Series B Stock, and 10,000,000 shares are designated as Series C Stock. As of the date hereof, no shares of our Series A Stock or Series B Stock, and 9,360,809 shares of Series C Stock, are issued and outstanding. The holders of our outstanding shares of Series C Stock may at any time, after the 6-month anniversary of the issuance of their shares of Series C Stock, convert each such shares into shares of our common stock at a conversion price equal to $1.92. In addition, the Company may, at any time, require conversion of all or any of the Series C Stock then outstanding at a conversion price equal to $1.92. The conversion of shares of our Series C Stock will dilute your interests. If all of the shares of our Series C Stock were converted, we would have 4,875,431 additional shares of common stock issued and outstanding, which, based on the 18,760,403 shares outstanding as of April 8, 2022 would represent approximately 26.0% of our shares of common stock outstanding.

In addition, the holders of shares of our Series C Stock vote together as a single class with the holders of shares of our common stock, with each share entitling the holder to 1.5625 votes per share. Therefore, as of the date hereof, the holders of our 9,360,809 shares of Series C Stock have an aggregate of 14,626,264 votes, representing 43.8% of our voting power.

The effects of the voting and conversion rights tied to shares of our Series C Stock may affect the rights of our common stockholders by, among other things, restricting dividends on our common stock, diluting the voting power of our common stockholders, reducing the market price of our common stock, or impairing the liquidation rights of our common stock.

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

If we are unable to maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from Nasdaq.

Our common stock is listed on the Nasdaq Capital Market under the symbol “GROM.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to remain in compliance with Nasdaq’s listing standards or if we do later fail to comply and subsequently regain compliance with Nasdaq’s listing standards, that will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our common stock will be delisted from Nasdaq.

In the event that our common stock is delisted from Nasdaq due to our failure to continue to comply with any requirement for continued listing on Nasdaq, and is not eligible for quotation on another market or exchange, trading of our common stock could, again, be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Pink or the OTCQB tiers of the OTC marketplace. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

In the event that our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

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

Our directors, executive officers and significant stockholders have substantial control over us and could delay or prevent a change in corporate control. Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, 32.1% of our outstanding common stock. As a result, these shareholders, acting together, would have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover, or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Complying with these laws and regulations requires the time and attention of our board of directors and management and increases our expenses. Among other things, we are required to:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (“PCAOB”);

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, PCAOB Auditing Standard No. 5 which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and concluded that our internal controls and procedures were effective.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 2,100 square feet of office space as our principal executive offices in Boca Raton, Florida for approximately $4,000 per month pursuant to a two-year lease expiring on March 31, 2024.

Our animation business leases portions of three floors comprised of an aggregate of approximately 30,090 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila for administration and production purposes. We currently pay approximately $29,800 per month for such space (which increases by approximately 5% per year). These leases expire in December 2022.

Our web filtering business leases approximately 1,400 square feet in Norcross, Georgia, for approximately $2,250 per month pursuant to a five-year lease which expires in December 2023. The lease payments increase by approximately 3% annually.

In September 2021, the Company signed a new lease to secure approximately 1,300 square feet of office space in Manila, Philippine for approximately $3,500 per month pursuant to a 6 years lease agreement expiring December 2027. The initial term of the lease is 72 months from the commencement date, January 1, 2022. The Company has the option to renew the lease term for an additional 12 months.

In October 2021, the Company signed a new lease to secure 1,720 square feet of office space in Los Angeles. The initial term of the lease is 24 months from the commencement date, November 29, 2021 with no renewal option. The lease expires in November 2023.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of our common stock are quoted on the Nasdaq Capital Market under the symbol “GROM.” Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and do not necessarily represent actual transactions.

The last reported sales price of our common stock on the Nasdaq Capital Market on April 14, 2022, was $0.90.

Holders

As of April 8, 2022, there were 461 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	208,500	(1)	2.98	1,508,557

Equity compensation plans not approved by security holders (1)	217,542	(2)	$0.48	–

______________

(1) Represents options to purchase an aggregate of 208,500 shares of common stock issued to officers and employees for services provided to the Company at an exercise price of $2.98.

(2) Represents (i) options to purchase an aggregate of 168,675 shares of common stock issued to officers and employees for services provided to the Company at exercise prices between $7.68 and $24.96 and (ii) options to purchase an aggregate of 48,867 shares of common stock issued to consultants and contractors for services provided to the Company at an exercise price of $7.68.

Unregistered Sales of Equity Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On October 13, 2021, the Company issued 130,000 shares of common stock to an investor and public relations firm for services provided to the Company.

On October 20, 2021, the Company issued 4,130 shares of common stock to a technology design firm for services provided to the Company.

On October 20, 2021, the Company issued 1,359 shares of common stock to a public relations firm for services provided to the Company.

On November 17, 2021, the Company issued 2,708 shares of common stock to a technology design firm for services provided to the Company.

On November 24, 2021, the Company issued 1,080 shares of common stock to a public relations firm for services provided to the Company.

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

The share and per share information in the following discussion reflects a reverse stock split of our outstanding common stock at a 1-for-32 ratio, effective as of May 13, 2021.

Overview

We were incorporated under the laws of the State of Florida on April 14, 2014, as Illumination America, Inc.

Effective August 17, 2017, we acquired Grom Holdings pursuant to the terms of the Share Exchange Agreement entered into on May 15, 2017. In connection with the Share Exchange, the Company issued an aggregate of 3,464,184 shares of its common stock to the Grom Holdings stockholders, pro rata to their respective ownership percentage of Grom Holdings. Each share of Grom Holdings was exchanged for 0.13 shares of our common stock. As a result, the stockholders of Grom Holdings owned approximately 92% of the Company’s issued and outstanding shares of common stock at such time.

In connection with the Share Exchange, we changed our name from Illumination America, Inc. to “Grom Social Enterprises, Inc.”

We are a media, technology and entertainment company that focuses on delivering content to children under the age of 13 years in a safe secure platform that is compliant with COPPA and can be monitored by parents or guardians. We conduct our business through the following five operating subsidiaries:

•	Grom Social was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two wholly-owned subsidiaries: (i) Top Draw HK and (ii) Top Draw Philippines. The group’s principal activities are the production of animated films and televisions series.

•	GES was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	GNS was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has no operations since its inception.

•	Curiosity was organized in the State of Delaware on January 5, 2017. Curiosity acquires and develops kids and family entertainment properties and associated business opportunities.

Impact of COVID-19

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and as a result of delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was initially locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 89% of the Company’s total revenues on a consolidated basis, was forced to close its offices for significant periods of time during both the years ended December 31, 2021 and 2020.

In response to the outbreak and business disruptions, the Company instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of its administrative offices and production studio. Further, the Company implemented a range of actions aimed at temporarily reducing costs and preserving liquidity.

Recent Events

Reverse Stock Split

On April 7, 2021, the Company’s board of directors approved, and, on April 8, 2021, the Company’s shareholders approved, a reverse stock split at a ratio of no less than 1-for-2 and no more than 1-for-50. On May 6, 2021, the board fixed the ratio for a reverse stock split at 1-for-32, and, on May 7, 2021, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Florida to effect the reverse stock split which became effective as of May 13, 2021. The Company’s common stock began being quoted on the OTCQB on a post-reverse split basis beginning on May 19, 2021.

Listing on the Nasdaq Capital Market

On June 17, 2021, our common stock and warrants began trading on the Nasdaq Capital Market under the symbols “GROM” and “GROMW,” respectively.

Registered Offering

On June 21, 2021 (in this case, the “Closing Date”), the Company, sold an aggregate of 2,409,639 units (the “Units”), at a price to the public of $4.15 per Unit (the “Underwritten Offering”), each Unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $4.565 per share pursuant to an underwriting agreement, dated as of June 16, 2021 (the “Underwriting Agreement”), between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative (the “EF Hutton”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the Underwriting Agreement, the Company granted EF Hutton a 45-day option to purchase up to 361,445 additional Units of common stock and warrants, to cover over-allotments in connection with the Offering, which EF Hutton exercised with respect to warrants exercisable for up to an additional 361,445 shares on the Closing Date.

The shares and the warrants were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-253154), filed by the Company with the SEC under the Securities Act, which became effective on June 16, 2021.

On the Closing Date, the Company received gross proceeds of approximately $10,000,000, before deducting underwriting discounts and commissions of 8% of the gross proceeds and estimated offering expenses. The Company is using the net proceeds from the Underwritten Offering primarily for sales and marketing activities, product development, acquisition of, or investment in, technologies, solutions, or businesses that complement the Company’s business, and for working capital and general corporate purposes.

Pursuant to the Underwriting Agreement, the Company issued to EF Hutton five-year warrants to purchase up to 144,578 shares (6% of the shares sold in the Underwritten Offering), on the Closing Date. EF Hutton’s warrants are exercisable at $4.15 per share and are subject to a lock-up for 180 days from the commencement of sales in the Underwritten Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e).

The total expenses of the Underwritten Offering were approximately $1,162,738, which included the underwriting discounts and commissions and EF Hutton’s reimbursable expenses relating to the Underwritten Offering.

On July 15, 2021, EF Hutton exercised in full the over-allotment option with respect to all 361,445 additional shares. After giving effect to the full exercise of the over-allotment option, the total number of Units sold by the Company in the Underwritten Offering was 2,771,084, for total gross proceeds to the Company of approximately $11,500,000, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Curiosity Acquisition

On July 29, 2021, the Company entered into a membership interest purchase agreement (in this case, the “Purchase Agreement”) with CIM, and the holders of all of CIM’s outstanding membership interests (the “Sellers”), for the purchase of 80% of CIM’s outstanding membership interests (the “Purchased Interests”) from the Sellers (the “Acquisition).

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

Pursuant to the Purchase Agreement, the Company also paid $400,000 and issued an 8% eighteen-month convertible promissory note in the principal amount $278,000 (the “Note”) to pay-down and refinance certain outstanding loans and advances previously made to CIM by two of the Sellers, Russell Hicks and Brett Watts.

The Note is convertible into shares of common stock of the Company at a conversion price of $3.28 per share, but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Note may be prepaid at any time, in whole or in part. The Note is subordinate to the Company’s senior indebtedness.

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

On July 26, 2021, effective immediately upon Mr. Leiner’s resignation, Jason Williams was appointed the Company’s Chief Financial Officer, Secretary and Treasurer.

Payoff of TDH Sellers Notes

On August 18, 2021, the Company paid the holders of certain secured promissory notes (the “TDH Secured Notes”) an aggregate of $834,759.77, representing all remaining amounts due and payable under the TDH Secured Notes. Upon receipt of such payment by the holders of the TDH Secured Notes, the pledged shares of TDH Holdings and its subsidiary, Top Draw HK were released from escrow, and the holders of the TDH Secured Notes had no further security interest in the assets of the Company or its subsidiaries.

L1 Capital Financing

Closing of First Tranche

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

The Original Note is convertible into common stock at a rate of $4.20 per share (the “Conversion Price”), and is repayable in 18 equal monthly installments, in cash, or, at the discretion of the Company, and if the Equity Conditions described below are met, by issuance of shares of common stock at a price equal to 95% of the volume weighted average price (“VWAP”) prior to the respective monthly redemption dates (with a floor of $1.92), multiplied by 102% of the amount due on such date. In the event that the 10-day VWAP drops below $1.92, the Company will have the right to pay in shares of common stock at said VWAP, with any shortfall to be paid in cash. The Conversion Price may be adjusted in the event of dilutive issuances but in no event to less than $0.54. In addition, under the terms of the Original Note, L1 Capital had the right to accelerate up to 3 of the monthly payments. Neither the Company, nor L1 Capital, may convert any portion of the Original Note to the extent that, after giving effect to such conversion, L1 Capital (together with any affiliated parties) would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The Equity Conditions required to be met in order for the Company to redeem the Original Note with shares of common stock in lieu of a monthly cash payment, include, without limitation, that (i) a registration statement must be in effect with respect to the resale of the shares issuable upon conversion or redemption of the Original Note (or, that an exemption under Rule 144 is available), and (ii) that the average daily trading volume of the Company’s common stock will be at least $250,000 immediately prior to the date of the monthly redemption.

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

The Company agreed to file a registration statement with the SEC within 35 days of the closing of the First Tranche registering all First Tranche Conversion Shares and First Tranche Warrant Shares for resale, to go effective no later than 75 days after the closing of the First Tranche.

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

Amendment to Purchase Agreement and Original Note

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

As of October 20, 2021, and as part of the terms of the Amended Purchase Agreement, the Original Note was amended (the “Amended Original Note”) to increase the monthly redemption amount for the 18 monthly installments from $275,000 to $280,500. In addition, the Amended Original Note provides that, in the event that the Second Tranche closes, the Equity Conditions required to be satisfied in order for the Company to elect to make monthly note payments by issuance of common stock in lieu of cash (and in addition to the requirement that a registration statement is in effect or an exemption exists) the average trading volume of the Company’s common stock must be at least $550,000 (increased from $250,000) during the five trading days prior to the respective monthly redemption. Except as described above, the other terms of the Original Note as previously disclosed remain in full force and effect. In addition, if the Second Tranche is consummated, L1 Capital will have the right to accelerate up to six of the monthly payments as opposed to just three.

Closing of Second Tranche

The Purchase Agreement, as amended on October 20, 2021, contemplated a closing of a second tranche of the offering (the “Second Tranche Closing”) of up to an additional $6,000,000 principal amount of Notes identical to the First Tranche Note, and warrants exercisable for five years to purchase up to 1,041,194 shares at an exercise price of $4.20 per share.

On January 20, 2022 (the “Second Tranche Closing”) the Company and LI Capital closed on the Second Tranche of the offering, resulting in the issuance of (i) a $1,750,000 10% Original Issue Discount Senior Secured Convertible Note, Due July 20, 2023, (the “Second Tranche Note”); and (ii) a five year warrant to purchase 303,682 shares of Common Stock of the Company at an exercise price of $4.20 per share (the “Second Tranche Warrants”), in exchange for consideration of $1,575,000 (i.e. the face amount less the 10% Original Issue Discount of $175,000).

In connection with the Second Tranche Closing, the Company paid to EF Hutton a fee of $126,000.

The Second Tranche Note is convertible into common stock of the Company at a rate of $4.20 per share (the “Conversion Price”) into 416,667 shares of Common Stock (the “Second Tranche Conversion Shares”) and, is repayable in 16 equal monthly installments commencing on the date that the SEC declares a registration statement with respect to the resale of such shares effective, with all remaining amounts due on July 20, 2023. The Second Tranche Note is repayable by payment of cash, or, at the discretion of the Company and if the below listed “Equity Conditions” are met, by issuance of shares of the Common Stock at a price of 95% of the lowest daily VWAP during the ten-trading day period prior to the respective monthly redemption dates (with a floor of $1.92) multiplied by 102% of the amount due on such date. In the event that the ten-trading day VWAP drops below $1.92 the Company will have the right to pay in stock at such ten-trading day VWAP with any shortfall paid in cash. The Conversion Price may be adjusted in the event of dilutive issuances but in no event to less than $0.54 (the “Monthly Conversion Price”).

If the Company elects to repay the entire Second Tranche Note by issuance of shares, presuming recent stock prices, an aggregate of approximately 1,201,373 shares may be issued over 16 months plus interest.

The Company’s right to make monthly payments in stock in lieu of cash for the Second Tranche Note is conditioned on certain conditions (the “Equity Conditions”). The Equity Conditions required to be met each month in order to redeem the Second Tranche Note with stock in lieu of a monthly cash payment, among other conditions set forth therein, include without limitation, that a registration statement be in effect with respect to the resale of the shares issuable upon conversion or redemption of the Second Tranche Note (or, that an exemption under Rule 144 is available), that no default be in effect, that the average daily trading volume of the Company’s common stock would have to be at least $550,000 during the five trading days prior to the respective monthly redemption and that the outstanding principal amounts of the First Tranche Note and Second Tranche Note combined, shall not exceed 30% of the market capitalization of the Company’s Common Stock as reported on Bloomberg L.P., which percentage is subject to increase by the Investor at its sole discretion.

Other provisions of the Second Tranche Note, which is similar in terms to the First Tranche Note, include that the Second Tranche Note Conversion Price is subject to full anti-dilution price protections in the event of financings that are below the Conversion Price with a floor of $0.54.

In the event of an Event of Default as defined in the notes, if the stock price is below the Conversion Price at the time of default and only for so long as a default is continuing, the Second Tranche Notes would be convertible at a rate of 80% of the lowest VWAP in the ten prior trading days, provided, that if the default is cured the default conversion rate elevates back to the normal Conversion Price.

As part of the Second Tranche Closing, the Company issued Second Tranche Warrants exercisable for five years from the date of issuance, at $4.20 per share which carry the same anti-dilution protection as the Second Tranche Notes, subject to the same adjustment floor. The Second Tranche Warrants are exercisable via cashless exercise only for so long as no registration statement covering resale of the shares is in effect.

The Company is required to file a registration statement with the SEC which shall be declared effective on or prior to 75 days the closing of the Second Tranche.

The Second Tranche Note continues to be subject to (i) the repayment and performance guarantees by the subsidiaries of the Company pursuant to a subsidiary guaranty and, (ii) the Security Agreement pursuant to which the LI Capital was granted a security interest in all of the assets of the Company and certain of its subsidiaries, each as entered into in connection with the First Tranche closing on September 14, 2021.

Results of Operations

For the years ended December 31, 2021 and December 31, 2020

Revenue

Revenue for the year ended December 31, 2021 was $6,297,922, compared to revenue of $6,159,531 during the year ended December 31, 2020, representing a decrease of $2,137,466 or 25.8%.

Animation revenue for the year ended December 31, 2021 was $5,602,466, compared to animation revenue of $5,483,332 during the year ended December 31, 2020, representing an increase of $119,134 or 2.2%. The increase in animation revenue is primarily attributable to the increase in the overall number of contracts completed offset, in part, by client delays caused by concerns related to the spread of COVID-19.

Web filtering revenue for the year ended December 31, 2021 was $594,996, compared to web filtering revenue of $673,182 during the year ended December 31, 2020, representing a decrease of $78,186 or 11.6%. The decrease is primarily due to a decline in organic sales growth, and the timing or loss of multi-year contract renewals.

Produced and licensed content revenue for the year ended December 31, 2021 was $98,301, compared to produced and licensed content revenue of $0 during the year ended December 31, 2020. The increase in produced and licensed content revenue is directly attributable to revenue derived from our acquisition of Curiosity Ink Media LLC on August 19, 2021.

Subscription and advertising revenue from our Grom Social mobile application has been nominal. Subscription and advertising revenue for the year ended December 31, 2021 was $2,159 compared to subscription and advertising revenue of $3,017 during the year ended December 31, 2020, representing a decrease of $858 or 28.4%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the years ended December 31, 2021 and 2020 were $2,590,654, or 41.1%, and $2,806,891, or 45.6%, respectively. The decrease in gross profit is primarily attributable lower contract margins realized in our animation business due to the absorption of fixed overhead expenses against reduced revenue levels and certain projects exceeding budgeted costs.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $9,463,580, compared to operating expenses of $6,188,689 during the year ended December 31, 2020, representing an increase of $3,274,891 or 52.9%. The increase is primarily attributable to an increase in selling, general and administrative costs and fees for professional services rendered during the year ended December 31, 2021 due to the Company’s registered offering, Nasdaq stock exchange uplisting, the acquisition of Curiosity, and stock-based compensation from the grant of stock and stock option awards.

Selling, general and administrative (“SG&A”) expenses are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $5,811,792 for the year ended December 31, 2021, compared to $4,643,539 for the year ended December 31, 2020, representing an increase of $688,921 or 15.4%.

Stock-based compensation, a non-cash component of our SG&A, was $493,563 for the year ended December 31, 2021, compared to $62,600 for the year ended December 31, 2020, representing an increase of $430,963 or 688.4%. On August 2, 2021, we issued 157,943 shares of our common stock valued at $410,652 to our chief executive officer as compensation. On August 19, 2021, we granted 208,500 options to purchase shares of our common stock in connection with certain employment agreements entered into in connection with our acquisition of Curiosity.

Professional fees are comprised of accounting and compliance services, legal services, investor relations and other advisory fees. Professional fees were $2,773,510 for the year ended December 2021, compared to $623,014 for the year ended December 31, 2020, representing an increase of $2,150,496 or 345.2%. The significant increase is largely attributable to our registration offering and Nasdaq stock exchange uplisting processes.

At December 31, 2021, we performed our annual impairment tests as prescribed by ASC 350 on the carrying value of our goodwill and recorded an impairment charge totaling $382,798; of which $276,448 was attributed to the carrying value of goodwill and $106,350 of intangible assets related to the NetSpective webfiltering business acquired in 2017. The determination was made as the result of our qualitative assessment of our webfiltering business, including a multi-year decline in sales revenue and the unexpected loss of certain renewal customer accounts.

Other Income (Expense)

Net other expense for the year ended December 31, 2021 was $3,329,015, compared to a net other expense of $2,585,662 for the year ended December 31, 2020, representing an increase of $743,353 or 28.8%. The increase in net other expense is primarily attributable to increased interest expense related to the amortization of debt discounts, and a one-time extinguishment loss of $947,179 related to the exchange of $1,447,996 in principal and interest accrued under certain convertible notes for 2,395,175 shares of our Series B Stock.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $2,556,689 for the year ended December 31, 2021, compared to $1,398,731 during the year ended December 31, 2020, representing an increase of $1,157,958 or 40.6%. The increase is attributable to an increase in amortization expense associated with debt discounts recorded during the year ended December 31, 2021 compared to the year ended December 31, 2020.

During the year ended December 31, 2021, we recorded a gain on loan forgiveness of the paycheck protection program loan of $228,912.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $10,612,267, or $1.18 per share, for the year ended December 31, 2021, compared to a net loss attributable to common stockholders of $6,020,933, or $0.03 per share, during the year ended December 31, 2020 representing an increase in net loss attributable to common stockholders of $4,202,049 or 69.8%.

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents of $6,530,161.

Net cash used in operating activities for the year ended December 31, 2021 was $7,856,242, compared to net cash used in operating activities of $1,223,148 during the year ended December 31, 2020 representing an increase in cash used of $6,633,094, primarily due to the increase in our loss from operations and the change in working capital assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2021 was 417,096, compared to net cash used in investing activities of $574,512 during the year ended December 31, 2020 representing a decrease in cash used of $157,416. This change is attributable to a decrease in the amount of fixed assets purchased and leasehold improvements made by our animation studio in Manilla, Philippines offset by an increase related to acquisition of majority interest for Curiosity, net of cash received.

Net cash provided by financing activities for the year ended December 31, 2021 was $14,673,567, compared to net cash provided by financing activities of $1,375,559 for the year ended December 31, 2020 representing an increase in cash provided of $13,298,008. The increase is attributable to proceeds received from the sale of preferred and common stock and the issuance of convertible notes, net of issuance costs, and to the decrease in repayments of convertible notes during the year ended December 31, 2021. Our primary sources of cash from financing activities were attributable to $10,220,351 in proceeds from issuance of common stock, $1,050,000 in proceeds from issuance of preferred stock and $4,516,700 in proceeds from issuance of convertible notes during the year ended December 31, 2021 as compared to $483,500 in proceeds from issuance of preferred stock, and $4,143,500 from issuance of convertible notes.

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

Business Combinations

We generally account for business combinations using the acquisition method of accounting. The method requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Any transaction costs are expenses as incurred. The results of operations of businesses acquired by the Company have been included in the consolidated income statement since their respective date of acquisition. The Company may use independent valuation services to assist in determining the estimated fair values.

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

Produced and Licensed Content Revenue

Since the acquisition of Curiosity to the period ended December 31, 2021, the Company recorded a total of $98,301, of produced and licensed content revenue from contracts with customers.

Produced and licensed content revenues are generated from the licensing of internally-produced films and television programs.

Licensed internally-produced films and television programming, each individual film or episode delivered represents a separate performance obligation and revenues are recognized when the episode is made available to the licensee for exhibition. For license agreements containing multiple deliverables, revenues are allocated based on the relative standalone selling price of each film or episode of a television series, which is based on licenses for comparable films or series within the marketplace. Agreements to license programming are often long term, with collection terms ranging from one to five years.

The advanced billing component for licensed content is initially recorded as deferred revenue and subsequently recognized as revenue upon completion of the performance obligation in accordance with the terms of licensing agreement.

Publishing Revenue

Since the acquisition of Curiosity to the period ended December 31, 2021, no publishing revenue has been recorded.

Publishing revenues are recognized when merchandise is shipped or electronically delivered to the consumer. Consumer print books are generally sold with a right of return. The Company records a returns reserve and corresponding decrease in revenue at the time of sale based upon historical trends. For publishing revenues, payments are due shortly after shipment or electronic delivery.

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

Prepublication Costs

Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. Prepublication costs are amortized on a straight-line basis over a two- to five-year period based on expected future revenue. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues.

Produced and Licensed Content Costs

Produced and licensed content costs include capitalizable direct costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value. Marketing, distribution and general and administrative costs are expensed as incurred.

Film, television and direct to consumers through streaming services production and residual costs are expensed over the product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions and direct to consumer services, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Costs of film, television and direct to consumer productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company’s assumptions about how market participants would price the assets at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Costs for projects that have been abandoned are written off. Projects that have not been set for production within three years are also written off unless management has committed to a plan to proceed with the project and is actively working on and funding the project.

Capitalized Website Development Costs

The Company capitalizes certain costs associated with the development of its Santa.com website after the preliminary project stage is complete and until the website is ready for its intended use. Planning and operating costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, project plan is defined, functionalities are determined and internal and external resources are identified. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to the websites are expensed as incurred.

Capitalized website costs are amortized on a straight-line basis over their estimated useful life of three years beginning with the time when it is ready for intended use. Amounts amortized are presented through cost of sales. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Impairment of Long-Lived Assets

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment wase effective for public companies with fiscal years beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021, which did not result in a material impact to the consolidated financial statements and disclosures.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. ASU 2021-04 provides guidance on modifications or exchanges of freestanding equity-classified written call options that are not within the scope of another Topic. Entities should treat a modification of the terms or conditions, or an exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange, as an exchange of the original instrument for a new instrument. ASU 2021-04 provides further guidance on measuring the effect of such modifications or exchanges, and also provides guidance on the recognition of such modifications or exchanges on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. Management is evaluating the effect of the adoption of ASU 2021-04 on the consolidated financial statements. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company adopted this ASU on January 1, 2022, which did not result in a material impact to the consolidated financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROM SOCIAL ENTERPRISES, INC.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Grom Social Enterprises, Inc., (the Company) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2022.

Somerset, NJ

April 15, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Grom Social Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Grom Social Enterprises, Inc. (the “Company”) as of December 31, 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We served as the Company's auditor from 2015 to 2022

Lakewood, CO

April 13, 2021

GROM SOCIAL ENTERPRISES, INC.

Consolidated Balance Sheets

At December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$6,530,161	$120,300
Accounts receivable, net	968,579	587,932
Inventory, net	91,361	48,198
Prepaid expenses and other current assets	457,578	386,165
Total current assets	8,047,679	1,142,595
Operating lease right of use assets	593,405	602,775
Property and equipment, net	577,988	965,109
Goodwill	22,376,025	8,380,504
Intangible assets, net	5,073,074	5,566,339
Deferred tax assets, net – noncurrent	465,632	531,557
Other assets	721,160	76,175
Total assets	$37,854,963	$17,265,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$467,711	$1,126,114
Accrued liabilities	400,329	1,794,232
Dividend payable	459,068	–
Advanced payments and deferred revenues	404,428	967,053
Convertible notes, net – current	2,604,346	2,349,677
Loans payable – current	36,834	189,963
Related party payables	50,000	143,741
Income taxes payable	–	102,870
Lease liabilities – current	333,020	304,326
Total current liabilities	4,755,736	6,977,976
Convertible notes, net of loan discounts	716,252	897,349
Lease liabilities	284,848	328,772
Loans payable	–	95,931
Contingent purchase consideration	5,586,493	–
Other noncurrent liabilities	390,833	367,544
Total liabilities	11,734,162	8,667,572

Commitments and contingencies (Note 16)	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; 0 zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; 0 zero and 5,625,884 shares issued and outstanding as of December 31, 2021 and 2020, respectively	–	5,626
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,400,259 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9,400	–
Common stock, $0.001 par value. 500,000,000 shares authorized; 12,698,192 and 5,886,073 shares issued and outstanding as of December 31, 2021 and 2020, respectively	12,698	5,886
Additional paid-in capital	89,851,309	64,417,218
Accumulated deficit	(66,404,190)	(55,791,914)
Accumulated other comprehensive income	(30,755)	(39,334)
Total Grom Social Enterprises, Inc. stockholders' equity	23,438,462	8,597,482
Noncontrolling interests	2,682,339	–
Total stockholders' equity	26,120,801	8,597,482
Total liabilities and equity	$37,854,963	$17,265,054

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,	Year Ended December 31,
	2021	2020

Sales	$6,297,922	$6,159,531
Cost of goods sold	3,707,267	3,352,640
Gross profit	2,590,655	2,806,891
Operating expenses:
Depreciation and amortization	495,480	449,379
Selling, general and administrative	5,811,792	4,643,539
Professional fees	2,773,510	623,014
Impairment of goodwill and other intangible assets	382,798	472,757
Total operating expenses	9,463,580	6,188,689
Loss from operations	(6,872,925)	(3,381,798)
Other income (expense)
Interest expense, net	(2,556,689)	(1,398,731)
Loss on settlement of debt	(947,179)	(1,312,983)
Unrealized gain on change in fair value of derivative liabilities	–	77,584
Other gains	174,853	48,468
Total other expense	(3,329,015)	(2,585,662)
Loss before income taxes	(10,201,940)	(5,967,460)
Provision for income taxes (benefit)	21,042	(224,027)
Net loss	(10,222,982)	(5,743,433)
Loss attributable to noncontrolling interest	(69,775)	–
Net loss attributable to Grom Social Enterprises Inc. stockholders	(10,153,207)	(5,743,433)

Preferred stock dividend payable on Series C convertible preferred stock	(459,069)	–
Deemed dividend accreted on beneficial conversion features of Series B convertible preferred stock	–	(277,500)

Net loss attributable to Grom Social Enterprises, Inc. common stockholders	$(10,612,276)	$(6,020,933)

Basic and diluted loss per common share	$(1.18)	$(1.07)

Weighted-average number of common shares outstanding:
Basic and diluted	9,018,306	5,630,699

Comprehensive loss:
Net loss	$(10,222,982)	$(5,743,433)
Foreign currency translation adjustment	8,579	58,226
Comprehensive loss	(10,214,403)	(5,685,207)
Comprehensive loss attributable to noncontrolling interests	(69,775)	–
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(10,144,628)	$(5,685,207)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2019	925,000	$925	–	$–	–	$–

Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Exchange of Series A preferred stock for Series B preferred stock	(925,000)	(925)	1,202,500	1,202	–	–
Accretion of Series B preferred stock	–	–	–	–	–	–
Deemed dividend on accretion of Series B preferred stock	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	483,500	484	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,939,884	3,940	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–

Balance, December 31, 2020	–	$–	5,625,884	$5,626	–	$–

Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	950,000	950	–	–
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	75,000	75	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,564,175	2,564	–	–
Exchange of Series B preferred stock for Series C preferred stock	–	–	(9,215,059)	(9,215)	9,215,059	9,215
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	–	–	85,200	85
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	–	–	100,000	100
Preferred stock dividend payable on Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock in connection with the acquisition of a business	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Fair value of a noncontrolling interest in an acquired business	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, December 31, 2021	–	$–	–	$–	9,400,259	$9,400

(continued)

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (continued)

For the Years Ended December 31, 2021 and 2020

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Income	Interests	Equity

Balance, December 31, 2019	5,230,713	$5,231	$58,316,882	$(50,048,481)	$(97,560)	$–	$8,176,997

Net loss	–	–	–	(5,743,433)	–	–	(5,743,433)
Change in foreign currency translation	–	–	–	–	58,226	–	58,226
Exchange of Series A preferred stock for Series B preferred stock	–	–	(277)	–	–	–	–
Accretion of Series B preferred stock	–	–	277,500	–	–	–	277,500
Deemed dividend on accretion of Series B preferred stock	–	–	(277,500)	–	–	–	(277,500)
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	483,016	–	–	–	483,500
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	3,935,944	–	–	–	3,939,884
Issuance of common stock as compensation to employees, officers and/or directors	13,125	13	35,587	–	–	–	35,600
Issuance of common stock in exchange for consulting, professional and other services	202,741	203	578,442	–	–	–	578,645
Issuance of common stock in lieu of cash for accounts payable, loans payable and other accrued obligations	15,625	15	49,985	–	–	–	50,000
Issuance of common stock in connection with the issuance of convertible notes	339,678	340	735,674	–	–	–	736,014
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	63,991	–	–	–	63,991
Conversion of convertible notes and accrued interest into common stock	84,191	84	110,353	–	–	–	110,437
Recognition of beneficial conversion features related to convertible notes	–	–	107,621	–	–	–	107,621

Balance, December 31, 2020	5,886,073	$5,886	$64,417,218	$(55,791,914)	$(39,334)	$–	$8,597,482

Net loss	–	–	–	(10,153,208)	–	(69,775)	(10,222,982)
Change in foreign currency translation	–	–	–	–	8,579	–	8,579
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	949,050	–	–	–	950,000
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	74,925	–	–	–	75,000
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,561,611	–	–	–	2,564,175
Exchange of Series B preferred stock for Series C preferred stock	–	–	–	–	–	–	–
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	85,165	–	–	–	85,250
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	99,900	–	–	–	100,000
Preferred stock dividend payable on Series C preferred stock	–	–	–	(459,068)	–	–	(459,068)
Issuance of common stock in connection with sales made under public offerings	2,771,084	2,771	10,217,580	–	–	–	10,220,351
Issuance of common stock in connection with the exercise of common stock purchase warrants	208,966	209	32,792	–	–	–	33,001
Issuance of common stock as compensation to employees, officers and/or directors	157,943	158	410,494	–	–	–	410,652
Issuance of common stock in exchange for consulting, professional and other services	289,670	289	1,198,846	–	–	–	1,199,135
Issuance of common stock in connection with the issuance of convertible notes	17,746	18	39,732	–	–	–	39,750
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	1,895,078	–	–	–	1,895,078
Issuance of common stock in connection with the acquisition of a business	1,771,883	1,772	5,420,190	–	–	–	5,421,962
Conversion of convertible notes and accrued interest into common stock	1,594,827	1,595	2,047,202	–	–	–	2,048,797
Fair value of a noncontrolling interest in an acquired business	–	–	–	–	–	2,752,114	2,752,114
Recognition of beneficial conversion features related to convertible notes	–	–	318,616	–	–	–	318,616
Stock based compensation expense related to stock options	–	–	82,910	–	–	–	82,910

Balance, December 31, 2021	12,698,192	$12,698	$89,851,309	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,222,982)	$(5,743,433)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	814,849	848,463
Amortization of debt discount	2,061,470	629,790
Provision for doubtful accounts	2,195	(35,341)
Common stock issued for financing costs	10,000	167,614
Common and preferred stock issued in exchange for fees and services	1,274,135	578,645
Convertible notes issued for financing costs	59,633	–
Deferred taxes	65,925	(292,976)
Impairment of goodwill and intangible assets	382,798	472,757
Stock based compensation	493,563	62,600
Loss on disposal of property and equipment	2,692	–
Loss on extinguishment of debt	718,267	1,312,983
Unrealized gain on change in fair value of derivative liabilities	–	(77,584)
Changes in operating assets and liabilities:	–	–
Accounts receivable	(382,843)	(6,929)
Inventory	22,571	(18,636)
Prepaid expenses and other current assets	(37,523)	(84,037)
Operating lease right of use assets	(6,123)	30,247
Other assets	(457,065)	2,891
Accounts payable	(770,656)	317,524
Accrued liabilities	(1,149,202)	347,514
Advanced payments and deferred revenues	(562,625)	339,970
Income taxes payable and other noncurrent liabilities	(79,581)	243,185
Related party payables	(95,741)	(318,395)
Net cash used in operating activities	(7,856,243)	(1,223,148)

Cash flows from investing activities:
Acquisition of a majority interest in a business, net of cash received	(373,592)	–
Purchase of fixed assets	(43,504)	(574,512)
Net cash used in financing activities	(417,096)	(574,512)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	1,050,000	483,500
Proceeds from issuance of common stock, net of issuance costs	10,220,351	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	33,001	–
Proceeds from issuance of convertible notes	4,516,700	4,143,500
Proceeds from loans payable	–	303,912
Repayments of convertible notes	(1,092,447)	(3,537,335)
Repayments of loans payable	(54,038)	(18,018)
Net cash provided by financing activities	14,673,567	1,375,559

Effect of exchange rates on cash and cash equivalents	9,633	36,182
Net increase (decrease) in cash and cash equivalents	6,409,861	(385,919)
Cash and cash equivalents at beginning of period	120,300	506,219
Cash and cash equivalents at end of period	$6,530,161	$120,300

Supplemental disclosure of cash flow information:
Cash paid for interest	$139,627	$420,802
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$5,421,962	$–
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$29,750	$568,400
Common stock issued to reduce accounts payable and other accrued liabilities	$–	$50,000
Common stock warrants issued in connection with convertible promissory notes	$1,895,078	$33,056
Contingent purchase consideration	$5,586,493	$–
Conversion of convertible notes and accrued interest into common stock	$2,048,797	$110,436
Conversion of convertible notes and accrued interest into preferred stock	$1,702,246	$–
Debt issued related to acquisition of a business	$278,000	$–
Discount for beneficial conversion features on convertible notes	$318,616	$107,621
Preferred stock dividend payable on convertible preferred stock	$459,068	$–

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The Company conducts its business through the following five operating subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation and (ii) Top Draw Animation, Inc. (“Top Draw” or “TDA”), a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has no operations since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”) was incorporated in the State of Delaware on January 9, 2017, acquires and develops kids and family entertainment properties and associated business opportunities.

The Company owns 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity. The Company is headquartered in Boca Raton, Florida with offices in Los Angeles, California; Salt Lake City, Utah; Norcross, Georgia; and Manila, Philippines.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Expression and Alleviation of Going Concern

At December 31, 2020, the consolidated financial statements of the Company were prepared assuming that the Company would continue as a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the financial statements. On a consolidated basis, the Company has incurred significant operating losses since its inception. Because the Company did not expect that its existing operational cash flow would be sufficient to fund its anticipated operations, substantial doubt was raised about the Company’s ability to continue as a going concern.

On June 21, 2021, the Company sold an aggregate of 2,409,639 shares of its common stock, and warrants to purchase one share of its common stock (collectively, a “unit”), at a price to the public of $4.15 per unit for gross proceeds of approximately $10,000,000 in the Offering, before deducting underwriting discounts and commissions and other offering expenses.

On July 15, 2021, the Company sold an additional 361,445 units for total gross proceeds of approximately $1,500,000, before deducting underwriting discounts and commissions and other offering expenses.

On September 14, 2021, the Company entered into a securities purchase agreement with a lender pursuant to which it issued a 10% original issue discount senior secured convertible note in the principal amount of $4,400,000, before deducting underwriting discounts and commissions and other offering expenses.

As of December 31, 2021, the Company had $6,530,161 in cash and a working capital balance of $3,291,943. These factors have helped to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern. The Company believes that it has adequate working capital to meet its needs for the next twelve months.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2021 and 2020, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, and GNS. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary, Curiosity, as equity in the consolidated financial statements separate from the parent entity’s equity. The net income (loss) attributable to noncontrolling interest is included in net income (loss) in the consolidated statements of operations and comprehensive loss. All intercompany accounts and transactions are eliminated in consolidation.

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

Business Combinations

We generally account for business combinations using the acquisition method of accounting. The method requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Any transaction costs are expenses as incurred. The results of operations of businesses acquired by the Company have been included in the consolidated income statement since their respective date of acquisition. The Company may use independent valuation services to assist in determining the estimated fair values.

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

Animation Revenue

For years ended December 31, 2021 and 2021, the Company recorded a total of $5,602,466 and $5,483,332, respectively, of animation revenue from contracts with customers.

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

Web Filtering Revenue

For years ended December 31, 2021 and 2020, the Company recorded a total of $594,996 and $673,182, respectively, of web filtering revenue from contracts with customers.

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

Produced and Licensed Content Revenue

Since the acquisition of Curiosity to the period ended December 31, 2021, the Company recorded a total of $98,301, of produced and licensed content revenue from contracts with customers.

Produced and licensed content revenues are generated from the licensing of internally-produced films and television programs.

Licensed internally-produced films and television programming, each individual film or episode delivered represents a separate performance obligation and revenues are recognized when the episode is made available to the licensee for exhibition. For license agreements containing multiple deliverables, revenues are allocated based on the relative standalone selling price of each film or episode of a television series, which is based on licenses for comparable films or series within the marketplace. Agreements to license programming are often long term, with collection terms ranging from one to five years.

The advanced billing component for licensed content is initially recorded as deferred revenue and subsequently recognized as revenue upon completion of the performance obligation in accordance with the terms of licensing agreement.

Publishing Revenue

Since the acquisition of Curiosity to the period ended December 31, 2021, no publishing revenue has been recorded.

Publishing revenues are recognized when merchandise is shipped or electronically delivered to the consumer. Consumer print books are generally sold with a right of return. The Company records a returns reserve and corresponding decrease in revenue at the time of sale based upon historical trends. For publishing revenues, payments are due shortly after shipment or electronic delivery.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents are exposed to concentration of credit risk. The Company maintains cash at various regulated financial institutions which, at times, may be in excess of the federal depository insurance limit. The Company’s management regularly monitors these institutions and believes that the potential for future loss is remote. The Company considers liquid investments with original or acquired maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020, the Company did not have any cash equivalents.

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

Inventory

Inventory consists of costs incurred to produce animated content for third parties customers. Costs incurred to produce the animated content to customers, which include direct production costs, production overhead and supplies are recognized as work-in-progress inventory. As animated content is completed in accordance with the terms stated by the customer, inventory is classified as finished products and subsequently recognized as cost of services as animated content is accepted by and available to the customer. Carrying amounts of animated content are recorded at the lower of cost or net realizable value. Cost is determined using a weighted average cost method for direct production costs, productions overhead and supplies used for completing animation projects.

At December 31, 2021 and 2020, the Company’s inventory totaled $91,361 and $48,198, respectively, and was comprised of work-in-progress of $77,501 and $48,198, respectively, and finished goods of $13,860 and $0, respectively.

Prepublication Costs

Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. Prepublication costs are amortized on a straight-line basis over a two- to five-year period based on expected future revenue. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues.

Produced and Licensed Content Costs

Produced and licensed content costs include capitalizable direct costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value. Marketing, distribution and general and administrative costs are expensed as incurred.

Film, television and direct to consumers through streaming services production and residual costs are expensed over the product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions and direct to consumer services, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Costs of film, television and direct to consumer productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company’s assumptions about how market participants would price the assets at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Costs for projects that have been abandoned are written off. Projects that have not been set for production within three years are also written off unless management has committed to a plan to proceed with the project and is actively working on and funding the project.

Capitalized Website Development Costs

The Company capitalizes certain costs associated with the development of its Santa.com website after the preliminary project stage is complete and until the website is ready for its intended use. Planning and operating costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, project plan is defined, functionalities are determined and internal and external resources are identified. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to the websites are expensed as incurred.

Capitalized website costs are amortized on a straight-line basis over their estimated useful life of three years beginning with the time when it is ready for intended use. Amounts amortized are presented through cost of sales. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Since the acquisition of Curiosity and to the period ended December 31, 2021, the Company capitalized $411,799 of website development costs. No amortization expense is yet to be recognize as website is still in development.

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

Computers, software, and office equipment	1 – 5 years
Capitalized website development cost	3 years
Machinery and equipment	3 – 5 years
Vehicles	5 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	Lesser of the lease term or estimated useful life

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

The Company performed its annual fair value assessment at December 31, 2021 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that an impairment charge of $362,798 was necessary. See Note 9 – Goodwill and Intangible Assets for more information.

Impairment of Long-Lived Assets

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2021, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Right of Use Assets and Lease Liabilities

FASB ASU No. 2016-02, “Leases” (ASC 842) requires lessees to recognize almost all leases on the balance sheet as a right of use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory, and permits the exclusion of leases with an original lease term of less than one year.

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

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company's consolidated balance sheets.

Foreign Currency Translation

The functional and reporting currency of TD Holdings and TDAHK is the Hong Kong Dollar. The functional and reporting currency of Top Draw is the Philippine Peso. Management applies the guidance within FASB ASC 830, Foreign Currency Matters for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Comprehensive Gain or Loss

FASB ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At December 31, 2021 and 2020, the Company determined that it had items that represented components of comprehensive income (loss) and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

Advertising Expenses

Advertising costs are expensed as incurred and included in selling, general and administrative expenses.

Interest

Cost associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of the related debt using the effective interest method.

Shipping and Handling Costs

Shipping and handling costs related to the acquisition of goods from vendors are included in the cost of sales.

Stock-Based Compensation

The Company grants stock-based compensation to its employees through awards of restricted stocks. The amount of stock-based compensation expense related to awards of restricted stock is based on the fair value of the Company’s common stock at the date of grant.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method, and convertible preferred stock and convertible debt using the if-converted method. These potentially dilutive shares include 1,193,885 shares from convertible notes, 4,895,968 shares from convertible preferred stock, 217,542 shares from vested stock options and 4,264,358 shares from stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment wase effective for public companies with fiscal years beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021, which did not result in a material impact to the consolidated financial statements and disclosures.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. ASU 2021-04 provides guidance on modifications or exchanges of freestanding equity-classified written call options that are not within the scope of another Topic. Entities should treat a modification of the terms or conditions, or an exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange, as an exchange of the original instrument for a new instrument. ASU 2021-04 provides further guidance on measuring the effect of such modifications or exchanges, and also provides guidance on the recognition of such modifications or exchanges on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. Management is evaluating the effect of the adoption of ASU 2021-04 on the consolidated financial statements. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company adopted this ASU on January 1, 2022, which did not result in a material impact to the consolidated financial statements and disclosures.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Billed accounts receivable	$822,536	$443,806
Unbilled accounts receivable	187,751	188,029
Allowance for doubtful accounts	(41,708)	(43,903)
Total accounts receivable, net	$968,579	$587,932

During the year ended December 31, 2021, the Company had four customers that accounted for 69.1% of revenues and two customers that accounted for 61.3% of accounts receivable. During the year ended December 31, 2020, the Company had three customers that accounted for approximately 68.5% of revenues and two customers that accounted for 29.9% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Prepaid rent	$32,139	$18,679
Vendor advances	6,631	6,085
Prepaid service agreements	139,670	101,886
Employee advance and other payroll related items	192,339	74,773
Other prepaid expenses and current assets	86,799	184,742
Total prepaid expenses and other current assets	$457,578	$386,165

Prepaid expenses and other assets represent advances or prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,698,172	$(2,399,978)	$298,194	$2,800,872	$(2,257,797)	$543,075
Machinery and equipment	183,618	(162,647)	20,971	192,988	(152,149)	40,839
Vehicles	101,674	(76,497)	25,177	163,525	(106,826)	56,699
Furniture and fixtures	401,862	(365,075)	36,787	422,234	(364,655)	57,579
Leasehold improvements	1,086,518	(955,547)	130,971	1,143,704	(903,381)	240,323
Total fixed assets	4,471,844	(3,959,744)	512,100	4,723,323	(3,784,808)	938,515
Capital assets not subject to depreciation:
Construction in progress	65,888	–	65,888	26,594	–	26,594
Total fixed assets	$4,537,732	$(3,959,744)	$577,988	$4,749,917	$(3,784,808)	$965,109

For the years ended December 31, 2021 and 2020, the Company recorded depreciation expense of $426,654 and $461,548 respectively.

6.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Capitalized website development costs	$411,800	$–
Prepublication costs	152,286	–
Produced and licensed content costs	76,701	–
Deposits	76,052	76,175
Other noncurrent assets	4,321	–
Total other assets	$721,160	$76,175

Other noncurrent assets are comprised solely of guarantee deposits at TDA which are refundable upon termination of contract or delivery of subject matter of the contract. These are initially recorded at cost which is the fair value at the time of the transaction and are subsequently measured at amortized cost

7.	LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from two years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. During the year ended December 31, 2021, $281,575 of right of use assets and leases liabilities were added related to new operating leases.

The Company leases approximately 2,100 square feet of office space in Boca Raton, Florida at the rate of $4,000 per month pursuant to a three-year lease which was renewed for six months and expires in March 2022. The Florida office space is the location of the Company’s corporate headquarters and administrative staff. In January 2022, the Company signed a new lease agreement to extend the term until March 2024. The total legally binding minimum lease payments for this lease are approximately $94,898.

In September 2021, the Company signed a new lease to secure approximately 1,300 square feet of office space in Manila. The initial term of the lease is 72 months from the commencement date, January 1, 2022. The Company has the option to renew the lease term for an additional 12 months. The total legally binding minimum lease payments for this lease are approximately $270,293.

In October 2021, the Company signed a new lease to secure 1,720 square feet of office space in Los Angeles. The initial term of the lease is 24 months from the commencement date, November 29, 2021 and no renewal option. The total legally binding minimum lease payments for this lease are approximately $117,607.

The future minimum payment obligations at December 31, 2021 for operating leases are as follows:

2022	$420,990
2023	$117,281
2024	$53,101
2025	$43,306
2026	$45,471
Thereafter	$47,744

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

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Year Ended December 31, 2021
Cash paid for operating lease liabilities	$387,360
Weighted-average remaining lease term (in years)	1.7
Weighted-average discount rate	10%

Total rent expense related to lease obligations, reflected in general and administrative costs line items on the consolidated income statements, for the years ended December 31, 2021 and 2020, were $380,297 and $363,974, respectively.

The following table presents the amortization of the Company’s lease liabilities under ASC 842 at December 31, 2021:

2022	$333,020
2023	$50,751
2024	$27,238
2025	$32,024
2026	$37,391
Thereafter	$43,404

8.	BUSINESS COMBINATIONS

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

In addition to the tangible assets, goodwill total $14,271,969 was recorded in connection to the acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents potential future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not expected to be deductible for tax purposes.

Consideration Paid:
Cash consideration	$400,000
Common stock issued	5,421,962
Convertible notes	278,000
Contingent purchase consideration	5,586,493
Total consideration	$11,686,455

The amounts in the table below represent the allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$26,408
Inventory	65,734
Produced and licensed content cost	187,920
Goodwill and intangible assets	14,271,969
Accounts payable	(113,462)
Noncontrolling interest	(2,752,114)
Total identifiable assets acquired, and liabilities assumed	$11,686,455

As of December 31, 2021, the initial accounting for the acquisition remains incomplete as the Company expects to finalize the purchase price allocation and valuations by June 30, 2022 to conclude its fair value assessment of the assets acquired and liabilities assumed, including any separately identifiable intangible assets.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2021 and 2020:

Balance, January 1, 2020	$8,853,261
Impairment charge	(472,757)
Balance, December 31, 2020	8,380,504
Acquisition of Curiosity	14,271,969
Impairment charge	(276,448)
Balance, December 31, 2021	$22,376,025

At December 31, 2021, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $276,448; all of which was attributed to the assets of NetSpective Webfilter business acquired in 2017. The determination was made as the result of the Company’s qualitative assessment of its webfiltering business, including a multi-year decline in sales revenue and the unexpected loss of certain renewal customer accounts.

At December 31, 2020, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $472,757; of which $420,257 was attributed to the assets of Fyoosion LLC acquired in 2017 and $52,500 was attributed to the assets of Bonnie Boat and Friends acquired in 2018.

At December 31, 2021 and 2020, the carrying amount of the Company’s goodwill was $22,376,025 and $8,380,504, respectively.

The following table sets forth the components of the Company’s intangible assets at December 31, 2021 and 2020:

	Current Year Period					Prior Year End
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	1,600,286	(876,457)	(37,002)	686,827	1,600,286	(716,429)	–	883,857
Mobile software applications	2.00	282,500	(282,500)	–	–	282,500	(282,500)	–	–
NetSpective webfiltering software	2.00	1,134,435	(1,134,435)	–	–	1,134,435	(907,548)	–	226,887
Noncompete agreements	1.50	846,638	(846,638)	–	–	846,638	(846,638)	–	–
Subtotal		3,863,859	(3,140,030)	(37,002)	686,827	3,863,859	(2,753,115)	–	1,110,745
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	(69,348)	4,386,247	4,455,595	–	–	4,455,595
Total intangible assets		8,319,454	(3,140,030)	(106,350)	5,073,074	8,319,454	(2,753,115)	–	5,566,339

For the years ended December 31, 2021 and 2020, the Company recorded amortization expense for intangible assets subject to amortization of $386,916 and $386,916, respectively.

At December 31, 2021, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its intangible assets and recorded an impairment charge totaling $106,350; all of which was attributed to the assets of NetSpective Webfilter business acquired in 2017.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2022	$152,628
2023	152,628
2024	152,628
2025	152,628
2026	76,315
Thereafter	–
$686,827

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Executive and employee compensation	$238,669	$1,642,959
Interest on convertible promissory notes	31,997	134,127
Other accrued expenses and liabilities	129,663	17,156
	$400,329	$1,794,242

11.	RELATED PARTY PAYABLES AND ACTIVITY

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

During the years ended December 31, 2021 and 2020, the Marks family was paid a total of $36,026 and $29,050, respectively.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future. Each member of the Marks family is actively involved in the creation of content for the website and mobile app, including numerous videos focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Officers and Directors

Pursuant to verbal agreements, Messrs. Marks and Leiner have made loans to the Company to help fund operations. These loans are non-interest bearing and callable on demand. During the years ended December 31, 2021 and 2020, Mr. Marks made no such loans and Mr. Leiner loaned $0 and $47,707, respectively, to the Company.

At December 31, 2021 and 2020, the outstanding amounts due to Mr. Marks were $0 and $43,429, respectively, and the outstanding amounts due to Mr. Leiner were $0 and $50,312, respectively.

On July 13, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No notice of default or demand for payment has been received by the Company.

At December 31, 2021 and 2020, the aggregate related party payables were $50,000 and $143,741, respectively.

12.	OTHER NONCURRENT LIABILITIES

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

At December 31, 2021 and 2020, accrued retirement benefit costs were $390,833 and $367,544, respectively.

13.	DEBT

Convertible Notes

The following tables set forth the components of the Company’s convertible notes at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
8% Unsecured Convertible Notes (Curiosity)	$278,000	$–
8% - 12% Convertible Promissory Notes (Bridge Notes)	–	373,587
10% Unsecured Convertible Redeemable Notes – Variable Conversion Price	–	265,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 Capital Global Master Fund or “L1”)	4,125,000	–
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	153,250
12% Senior Secured Convertible Notes (Newbridge)	–	52,572
12% Senior Secured Convertible Notes (Original TDH Notes)	–	882,175
12% Senior Secured Convertible Notes (TDH Secured Notes)	330,039	1,645,393
12% Senior Secured Convertible Notes (Additional Secured Notes)	63,099	260,315
Loan discounts	(1,550,540)	(385,266)
Total convertible notes, net	3,320,598	3,247,026
Less: current portion of convertible notes, net	(2,604,346)	(2,349,677)
Convertible notes, net	$716,252	$897,349

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

At December 31, 2021, the principal balance of the Curiosity notes was $278,000.

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

At December 31, 2021, the principal balance of the EMA Note was $0 and all associated loan discounts were fully amortized.

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

In connection with the Quick Note issuance, the Company also issued a three-year warrant to purchase up to an aggregate of 36,975 shares of the Company’s common stock at an exercise price of $1.60 per share. ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. This resulted in the debt being recorded at a discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.60, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 0.19% and (iv) an expected volatility of the price of the underlying common stock of 224.3%. As a result, the Company allocated a fair value of $33,056 to the stock warrants.

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

At December 31, 2021, the principal balance of the Quick Note was $0 and all associated loan discounts were fully amortized.

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

At December 31, 2021, the principal balance of the Auctus Note was $0 and all associated loan discounts were fully amortized.

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

At December 31, 2021, the principal balance of the FirstFire Note was $0 and all associated loan discounts were fully amortized.

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

At December 31, 2021, the principal balance of the Labrys Note was $0 and all associated loan discounts were fully amortized.

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

On January 13, 2020, the Company issued 8,103 shares of common stock to the noteholder upon the conversion of $10,000 in note principal and $5,000 of accrued interest. On March 2, 2020, the Company issued 7,790 shares of common stock to the noteholder upon the conversion of $13,636 in note principal and $1,364 of accrued interest. On June 30, 2020, the Company issued 20,313 shares of common stock to the noteholder upon the conversion of $23,503 in note principal and $2,545 of accrued interest. On October 2, 2020, the Company issued 47,985 shares of common stock to the noteholder upon the conversion of $52,861 in note principal and $1,527 of accrued interest.

At December 31, 2021, the principal balance of this note was $0, all associated loan discounts were fully amortized, and the derivative liability was relieved.

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

At December 31, 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

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

On February 17, 2021, the Company entered into a debt exchange agreement with the holder of the convertible promissory note, in the aggregate amount of $169,000 of outstanding principal and accrued and unpaid interest. Pursuant to the terms of the debt exchange agreement, the holder exchanged the outstanding note, and all amounts owed by the Company thereunder, for 169,000 shares of the Company’s 8% Series B convertible preferred stock. At the time of the exchange, all amounts due under the note was deemed to be paid in full and the note was cancelled. No extinguishment gain or loss was recognized as a result of the exchange.

At December 31, 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

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

The L1 Note is convertible by L1 into common stock of the Company at a price of $4.20 per share, or approximately 1,047,619 shares. It is repayable in equal monthly installments of $275,000 with certain deferments or an acceleration of up to three months' payments. The Company may repay the L1 Note in cash or shares of common stock at a price equal to the lesser of the then conversion price or 95% of the lowest daily VWAP during the ten consecutive trading days immediately preceding the monthly payment date, but in no event less than $1.92. In the event that VWAP drops below $1.92, the Company will have the right to pay at such VWAP with any shortfall paid in cash. The L1 Note is senior to all other Company indebtedness and the Company’s obligations under the note are secured by all of the assets of the Company’s subsidiaries.

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

On November 30, 2021, the Company issued 129,861 shares of common stock to L1 upon the conversion of $275,000 in principal and $5,500 in financing costs for the repayment of monthly installments required under the L1 Note.

As of December 31, 2021, the principal balance of these notes was $4,125,000 and the remaining balance on the associated loan discounts was $1,504,552.

10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 10% convertible notes pursuant to which an aggregate of 647,954 shares of the Company’s Series B preferred stock (“Series B Stock) were issued to noteholders for an aggregate of $411,223 of outstanding principal and accrued and unpaid interest. The Company recognized an extinguishment loss of $185,448 as a result of the exchange.

On November 30, 2020, the Company entered into a debt exchange agreement with the remaining holder of these 10% convertible notes pursuant to which an aggregate of 158,000 shares of Series B Stock were issued to the noteholder for an aggregate of $111,250 of outstanding principal and accrued and unpaid interest. The Company recognized an extinguishment loss of $46,750 as a result of the exchange.

On July 19, 2021, the Company repaid $6,329 of outstanding principal and accrued and unpaid interest to a 10% secured convertible noteholder.

At December 31, 2021, the principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

At December 31, 2021, the principal balance of the Original TDH Notes was $0.

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 12% TDH Secured Notes pursuant to which an aggregate of 1,739,580 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $1,101,000 of outstanding principal and accrued and unpaid interest. The Company recognized an extinguishment loss of $598,042 as a result of the exchange.

On November 30, 2020, the Company entered into a debt exchange agreement with another holder of these 12% TDH Secured Notes pursuant to which an aggregate of 158,000 shares of Series B Stock were issued to the noteholder for an aggregate of $99,633 of outstanding principal and accrued and unpaid interest. The Company recognized an extinguishment loss of $58,367 as a result of the exchange.

On February 17, 2021, the Company entered into debt exchange agreements with certain holders of these 12% TDH Secured Notes pursuant to which an aggregate of 2,106,825 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $1,256,722 of outstanding principal and accrued and unpaid interest. The Company recognized an extinguishment loss of $850,103 as a result of the exchange.

At December 31, 2021, the principal balance of these notes was $330,030 and the remaining balance on the associated loan discounts was $38,646.

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

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 12% Additional Secured Notes pursuant to which an aggregate of 1,236,350 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $782,500 of outstanding principal and accrued and unpaid interest. The Company recognized an extinguishment loss of $424,375 as a result of the exchange.

On February 17, 2021, the Company entered into debt exchange agreements with certain holders of these 12% Additional Secured Notes pursuant to which an aggregate of 288,350 shares of the Company’s Series B Stock were issued to noteholders for an aggregate of $182,500 of outstanding principal and accrued and unpaid interest. The Company recognized an extinguishment loss of $97,077 as a result of the exchange.

At December 31, 2021, the principal balance of these notes was $63,098 and the remaining balance on the associated loan discounts was $7,343.

Future Minimum Principal Payments

The principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2022	$3,828,891
2023	$996,165
2024	$46,082
2025	$–
2026 and thereafter	$–

14.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Current:
Federal	$–	$–
State and local	–	–
Foreign	–	–
Total current	–	–
Deferred:
Federal	–	–
State and local	–	–
Foreign	21,042	(224,027)
Total deferred	21,042	(224,027)
Total	$21,042	$(224,027)

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Tax benefit at the statutory federal rate	–%	–%
Increase (decrease) in rate(s) resulting from:
Foreign operations, net	(0.2)	3.8
Change in deferred taxes	21.2	17.2
Change in valuation allowance	(21.2)	(17.2)
Total	(0.2)%	3.8%

The following tables set forth the components of income taxes payable at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Federal	$–	$–
State and local	–	–
Foreign	–	–
Total	$–	$–

The following tables set forth the components of deferred income taxes at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Non-current deferred tax assets:
Retirement benefits	$105,178	$110,263
Write down of investment(s)	65,254	68,408
Deferred revenue net	142,235	149,112
Other	152,965	203,774
Net operating loss carryforwards	6,646,897	5,009,036
Less: valuation allowance	(6,646,897)	(5,009,036)
Total non-current deferred tax asset	465,632	531,557
Total deferred tax asset	$465,632	$531,557

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

As of December 31, 2021, the Company had federal, state and foreign net operating loss carryforwards of approximately $31.7 million of which $15.2 million may be available to reduce future liabilities for income taxes through 2037 and $16.5 million may be available to reduce future liabilities for income taxes indefinitely. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2015 through 2021. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.

The Company has made its assessment of the level of tax authority for each tax position, including the potential application of interest and penalties, based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist.

15.	STOCKHOLDERS’ EQUITY

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

As a result of the issuance of the Series A Stock, the Company recorded a beneficial conversion feature and other discounts as a deemed dividend in its consolidated financial statements of $740,899.

On August 6, 2020, the Company entered into exchange agreements with the holders of 925,000 issued and outstanding shares of the Company’s Series A Stock pursuant to which such shares of Series A Stock were exchanged for an aggregate of 1,202,500 shares of the Company’s Series B Stock.

At December 31, 2021 and December 31, 2020, the Company had no shares of Series A Stock issued and outstanding.

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

On May 20, 2021, the Company entered into exchange agreements with all of the holders of Series B Stock (the “Series B Holders”), pursuant to which the Series B Holders agreed to exchange all of the issued and outstanding shares of Series B Stock for shares of the Company’s newly designated Series C Stock, on a one for one basis. As a result of the exchange, all 9,215,059 issued and outstanding shares of Series B Stock was exchanged for 9,215,059 shares of Series C Stock, and all of the exchanged shares of Series B Stock were cancelled.

At December 31, 2021 and 2020, the Company had no shares and 5,625,884 shares of Series B Stock issued and outstanding, respectively.

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

The holder may, at any time after the 6-month anniversary of the issuance of the shares of Series C Preferred Stock, convert such shares into common stock at a conversion rate of $1.92 per share. In addition, the Company may, at any time after the issuance of the shares, convert any or all of the outstanding shares of Series C Preferred Stock at a conversion rate of $1.92 per share.

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

Cumulative dividends accrue on each share of Series C Stock at the rate of 8% per annum of the stated value of $1.00 per share and are payable in arrears quarterly commencing 90 days from issuance. The dividend shall be payable in shares of common stock (a “PIK Dividend”) and are be due and payable on the date on which such PIK Dividend was declared.

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

As of December 31, 2021 and 2020, the Company had 9,400,259 shares and no shares of Series C Stock issued and outstanding, respectively.

Effective December 31, 2021, the Company declared cumulative dividends totaling $459,068 for amounts accrued on its Series C Stock.

Common stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 12,698,192 and 5,886,073 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

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

Common Stock Issued as Compensation to Employees, Officers and/or Directors

During the year ended December 31, 2021, the Company issued 157,943 shares of common stock with a fair market value of $410,652 to an officer as compensation.

During the year ended December 31, 2020, the Company issued 13,125 shares of common stock with a fair market value of $35,600 to employees, officers and/or directors as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the year ended December 31, 2021, the Company issued 289,670 shares of common stock with a fair market value of $1,199,135 to contractors for services rendered.

During the year ended December 31, 2020, the Company issued 202,741 shares of common stock with a fair market value of $578,645 to contractors for services rendered.

Common Stock Issued in lieu of Cash for Loans Payable and Other Accrued Obligations

During the year ended December 31, 2020, the Company issued 15,625 shares of common stock with a fair market value of $50,000 to satisfy loans payable and other accrued obligations.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the year ended December 31, 2021, the Company issued 1,594,827 shares of common stock upon the conversion of $2,048,797 in convertible note principal and accrued interest.

During the year ended December 31, 2020, the Company issued 84,191 shares of common stock upon the conversion of $110,437 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the year ended December 31, 2021, the Company issued 17,746 shares of common stock valued at $39,750 in connection with the issuance of convertible notes.

During the year ended December 31, 2020, the Company issued 339,678 shares of common stock valued at $736,014 in connection with the issuance of convertible notes.

Common Stock Issued in the Acquisition of a Business

During the year ended December 31, 2021, the Company issued 1,771,883 shares of common stock valued at $5,000,000 in connection with the acquisition of a business.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2021 and 2020. All stock warrants are exercisable for a period ranging from three to five years from the date of issuance. See Note 13 – Debt for more information.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)
Balance January 1, 2020	177,028	$8.91	1.79
Warrants issued	52,600	$2.08
Warrants exercised	–	$–
Warrants forfeited	–	$–
December 31, 2020	229,628	$7.34	1.66
Warrants issued	4,273,733	$4.18
Warrants exercised	(249,480)	$–
Warrants forfeited	(6,711)	$–
Balance 31, 2021	4,247,170	$4.40	1.75

On June 24, 2021, the Company issued 105,648 shares of common stock to Labrys upon the cashless exercise of a warrant to purchase 117,188 shares of common stock.

On October 1, 2021, the Company issued 61,934 shares of common stock to EMA Financial upon the cashless exercise of a warrant to purchase 81,250 shares of common stock.

On October 27, 2021, the Company received gross proceeds of $33,001 and issued 17,188 shares of common stock upon the partial exercise of a warrant to purchase 17,188 shares of common stock.

On October 29, 2021, the Company issued 24,196 shares of common stock to EMA Financial upon the cashless exercise of a warrant to purchase 33,854 shares of common stock.

As of December 31, 2021, the outstanding stock purchase warrants had an aggregate intrinsic value of $7,395.

Stock Options

The following table represents all outstanding and exercisable stock options at December 31, 2021.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)
2013	241,730	(26,063)	215,667	215,667	$7.68	1.72
2016	169,406	(169,406)	–	–	$–	–
2018	1,875	–	1,875	1,875	24.96	1.33
2021	208,500	–	208,500	–	$2.98	4.58
Total	621,511	(195,469)	426,042	217,542	$5.46	2.23

On July 29, 2021, the Company granted stock options to purchase an aggregate of 208,500 shares to new employees at an exercise price of $2.98. The options vest annually in equal installments over a three-year period and expire in five 5 years from the date of grant. Using the Black Sholes model with a volatility of 326.5%, with no dividends paid since inception and a risk-free interest rate of 0.37%; resulted in stock-based compensation expense of $585,728 which will be amortized over a 36-month period, or $16,270 per month.

During the year ended December 31, 2021, the Company recorded $82,910 in stock-based compensation expense related to stock options. No stock-based compensation expense related to stock options was recorded during the year ended December 31, 2020. Stock-based compensation expense is reported in selling, general and administrative on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

As of December 31, 2021, the outstanding stock options had an aggregate intrinsic value of $0.

16.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and our subsidiaries are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, regulatory proceedings, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).

Based on our current knowledge, and taking into consideration our legal expenses, we do not believe we are a party to, nor are any of our subsidiaries the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity.

See also Note 7 (“Leases”).

See also Note 14 (“Income Taxes”).

17.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Closing of Second Tranche with L1 Capital

On January 20, 2022 (the “Second Tranche Closing”), the Company and LI Capital closed on the Second Tranche of the offering, resulting in the issuance of (i) a $1,750,000 10% Original Issue Discount Senior Secured Convertible Note, due July 20, 2023, (the “Second Tranche Note”); and (ii) a five year warrant to purchase 303,682 shares of Common Stock of the Company at an exercise price of $4.20 per share (the “Second Tranche Warrants”), in exchange for consideration of $1,575,000 (i.e. the face amount less the 10% Original Issue Discount of $175,000).

In connection with the Second Tranche Closing, the Company paid to EF Hutton a fee of $126,000.

The Second Tranche Note is convertible into common stock of the Company at a rate of $4.20 per share (the “Conversion Price”) into 416,667 shares of common stock (the “Second Tranche Conversion Shares”) and, is repayable in 16 equal monthly installments commencing on the date that the SEC declares a registration statement with respect to the resale of such shares effective, with all remaining amounts due on July 20, 2023. The Second Tranche Note is repayable by payment of cash, or, at the discretion of the Company and if the below listed “Equity Conditions” are met, by issuance of shares of the common stock at a price of 95% of the lowest daily VWAP during the ten-trading day period prior to the respective monthly redemption dates (with a floor of $1.92) multiplied by 102% of the amount due on such date. In the event that the ten-trading day VWAP drops below $1.92 the Company will have the right to pay in stock at such ten-trading day VWAP with any shortfall paid in cash. The Conversion Price may be adjusted in the event of dilutive issuances but in no event to less than $0.54 (the “Monthly Conversion Price”).

If the Company elects to repay the entire Second Tranche Note by issuance of shares, presuming recent stock prices, an aggregate of approximately 1,201,373 shares may be issued over 16 months plus interest.

The Company’s right to make monthly payments in stock in lieu of cash for the Second Tranche Note is conditioned on certain conditions (the “Equity Conditions”). The Equity Conditions required to be met each month in order to redeem the Second Tranche Note with stock in lieu of a monthly cash payment, among other conditions set forth therein, include without limitation, that a registration statement be in effect with respect to the resale of the shares issuable upon conversion or redemption of the Second Tranche Note (or, that an exemption under Rule 144 is available), that no default be in effect, that the average daily trading volume of the Company’s common stock would have to be at least $550,000 during the five trading days prior to the respective monthly redemption and that the outstanding principal amounts of the First Tranche Note and Second Tranche Note combined, shall not exceed 30% of the market capitalization of the Company’s Common Stock as reported on Bloomberg L.P., which percentage is subject to increase by LI Capital at its sole discretion.

Other provisions of the Second Tranche Note, which is similar in terms to the First Tranche Note, include that the Second Tranche Note Conversion Price is subject to full anti-dilution price protections in the event of financings that are below the Conversion Price with a floor of $0.54.

In the event of an Event of Default as defined in the notes, if the stock price is below the Conversion Price at the time of default and only for so long as a default is continuing, the Second Tranche Notes would be convertible at a rate of 80% of the lowest VWAP in the ten prior trading days, provided, that if the default is cured the default conversion rate elevates back to the normal Conversion Price

As part of the Second Tranche Closing, the Company issued Second Tranche Warrants exercisable for five years from the date of issuance, at $4.20 per share which carry the same anti-dilution protection as the Second Tranche Notes, subject to the same adjustment floor. The Second Tranche Warrants are exercisable via cashless exercise only for so long as no registration statement covering resale of the shares is in effect.

The Company is required to file a registration statement with the SEC which shall be declared effective on or prior to 75 days the closing of the Second Tranche.

The Second Tranche Note continues to be subject to (i) the repayment and performance guarantees by the subsidiaries of the Company pursuant to a subsidiary guaranty and, (ii) the Security Agreement pursuant to which the LI Capital was granted a security interest in all of the assets of the Company and certain of its subsidiaries, each as entered into in connection with the First Tranche closing on September 14, 2021.

On January 5, 2022, the Company issued 166,964 shares of common stock to L1 upon the conversion of $275,000 in principal and $5,500 in financing costs for the repayment of monthly installments required under the L1 Note.

On January 26, 2022, the Company issued 20,573 shares of common stock to a preferred stockholder upon the conversion of 39,500 shares of its Series C Stock.

On February 4, 2022, the Company issued 194,792 shares of common stock to L1 upon the conversion of $275,000 in principal and $5,500 in financing costs for the repayment of monthly installments required under the L1 Note.

On February 28, 2022, the Company was notified by L1 that repayment of its next monthly installment would be deferred given that the Company was not in compliance with the L1 Note Equity Conditions. Additionally, it provided the Company with a notice of conversion using the alternative conversion price of 80% of the lowest VWAP in the ten prior trading days as a result of the default. On February 28, 2022, the Company issued 357,143 shares of common stock to L1 upon the conversion of $300,000 in principal.

On March 8, 2022, the Company issued 175,253 shares of common stock to the holders of its Series C Stock for PIK Dividends declared and payable at December 31, 2021.

On March 10, 2022, the Company issued 461,539 shares of common stock to L1 upon the conversion of $300,000 in principal.

On March 11, 2022, the Company issued 192,308 shares of common stock to L1 upon the conversion of $125,000 in principal.

On March 17, 2022, the Company issued 461,539 shares of common stock to L1 upon the conversion of $300,000 in principal.

On March 18, 2022, the Company issued an aggregate 2,230,771 shares of common stock to L1 upon the conversion of $1,450,000 in principal.

On March 18, 2022, the Company issued an aggregate 1,384,616 shares of common stock to L1 upon the conversion of $900,000 in principal.

On March 23, 2022, the Company issued 307,693 shares of common stock to L1 upon the conversion of $200,000 in principal.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 17, 2022, we dismissed BF Borgers CPA PC as the Company's independent registered public accounting firm, effective as of such date.

The audit reports of BF Borgers CPA PC on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2020 and December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports for the years ended December 31, 2020 and December 31, 2019 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern.

During the Company's two most recent fiscal years ended December 31, 2020 and December 31, 2019 and during the subsequent interim period from January 1, 2021 through February 17, 2022, (i) there were no disagreements with BF Borgers CPA PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to BF Borgers CPA PC's satisfaction, would have caused BF Borgers CPA PC to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 17, 2022, we engaged Rosenberg Rich Baker Berman P.A. as the Company's independent registered public accounting firm for the year ending December 31, 2021.

During the two most recent fiscal years ended December 31, 2020 and December 31, 2019 and during the subsequent interim period from January 1, 2021 through February 17, 2022, neither the Company nor anyone on its behalf consulted Rosenberg Rich Baker Berman P.A. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Rosenberg Rich Baker Berman P.A. concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021, the end of the period covered by this Annual Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing. Additionally, there is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we will need to hire additional staff to provide greater segregation of duties.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management continues to take actions to remedy these weaknesses, including the process of hiring additional staff to create the necessary segregation of duties to improve controls over information processing. Additionally, management has initiated the process of building a risk management framework with plans to embed the principles of this framework across all aspects of the business.

Despite the existence of the material weakness, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, the material weakness did not result in any restatements of our consolidated financial statements or disclosures for any prior period.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2021, our disclosure controls and procedures and internal control over financial reporting were not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Remediation Plan

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we (i) expanded and improved our review process for complex transactions and related accounting standards, including the identification of third-party professionals with whom to consult regarding the application of complex accounting matters, (ii) hired qualified personnel to improve the oversight of our accounting operations, and (iii) established new processes and policies. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting, which commenced during the first quarter of 2022, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and we cannot assure you that the measures we have taken to date, or any measures we may take in the future will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Darren M. Marks	55	Chief Executive Officer, President and Director

Jason A. Williams	48	Chief Financial Officer, Treasurer and Secretary

Melvin I. Leiner	82	Chief Operating Officer, Executive Vice President and Director

Norman Rosenthal	67	Director

Robert Stevens	55	Director

Dr. Thomas J. Rutherford	67	Director

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by the Board and serve at the discretion of the Board.

Biographies

Darren M. Marks, Chief Executive Officer and President

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

Jason A. Williams, Chief Financial Officer, Treasurer and Secretary

Jason Williams has served as our Chief Financial Officer, Secretary and Treasurer since July 26, 2021. Mr. Williams has more than 20 years of leadership experience in accounting, finance, and operations. Before joining the Company, Mr. Williams served as President of WM Consulting, LLC, offering executive-level, strategic and financial consulting services since 2016. Prior to this, Mr. Williams served as Chief Financial Officer for two publicly traded companies and in varying financial leadership roles with several other entities. Mr. Williams earned his Bachelor of Science in Accounting from Florida Atlantic University in 1995 and is a Certified Public Accountant (inactive).

Melvin I. Leiner, Executive Vice President, Chief Operating Officer and Director

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

Significant Employee

Russell Hicks, President and Chief Content Officer, Curiosity Ink Media and President, Top Draw Animation

Russell Hicks has served as our President and Chief Content Officer of Curiosity Ink Media and President of Top Draw Animation since September 26, 2021. Before joining the Company, Mr. Hicks founded and served as Chief Creative Officer for Curiosity Ink Media since April 2018. Prior to this, Mr. Hicks served as President of Content Development and Production for Nickelodeon, and as Chief Creative Officer of Viacom. Mr. Hicks attended California State University, Fullerton where he studied Art & Illustration.

Jared Wolfson, Chief Executive Officer, Curiosity Ink Media and Executive Vice President, Top Draw Animation

Jared Wolfson has served as our Chief Executive Officer of Curiosity Ink Media and Executive Vice President of Top Draw Animation since September 26, 2021. Before joining the Company, Mr. Wolfson served as Senior Vice President of Media & Entertainment for Jakks Pacific from January 2018 through September 2021. Prior to this, Mr. Wolfson served as Senior Vice President of Entertainment Licensing and Business Development for Skyrocket Toys, and as President of Franchise Development, Content Distribution and Marketing of ZAG Entertainment. Mr. Wolfson earned his Bachelor of Arts in Economics from the University of California and his Master of Business Administration in Entertainment & Marketing from the University of Southern California.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons beneficially owning more than ten percent of our equity securities (“Reporting Persons”), to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of these reports and representations from the Reporting Persons that no other reports were required, we believe that, during our fiscal year ended December 31, 2021, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officers with compensation exceeding $100,000 during 2021 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Darren Marks	2021	$300,000		$10,000	$–	$410,652	$720,652
Chief Executive Officer and President	2020	$245,571	(1)	$–	$–	$–	$245,571

Melvin Leiner	2021	$300,000		$10,000	$–	$–	$310,000
Executive Vice President and Chief Financial Officer	2020	$237,369	(2)	$–	$–	$–	$237,369

Jason Williams (3)	2021	$100,500		$10,000	$–	$–	$110,500
Chief Financial Officer, Treasurer and Secretary	2020	$–		$–	$–	$–	$–

(1)	Includes $234,321 which Mr. Marks voluntarily agreed to defer.
(2)	Includes $226,119 which Mr. Leiner voluntarily agreed to defer.
(3)	As of July 26, 2021, Mr. Williams was appointed as Chief Financial Officer, Treasurer and Secretary.

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

Director Compensation

2021 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Thomas Rutherford	$6,000	$–	–	–	–	–	$6,000
Robert Stevens	$6,000	$–	–	–	–	–	$6,000
Norman Rosenthal	$6,000	$–	–	–	–	–	$6,000

All directors are reimbursed for out-of-pocket expenses related to their Board duties. Our employee directors Mr. Marks and Mr. Leiner do not receive any compensation for serving as directors. Our three independent directors receive $1,500 per quarter for their services.

Employee Benefit Plans

The Company currently has no employee benefit plans.

2020 Equity Incentive Plan

On September 14, 2020, the Board and on September 16, 2020, the shareholders approved the Company’s 2020 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock awards, restricted RSUs, performance units and performance shares (which may be designed to comply with Section 162(m) of the Internal Revenue Code and stock appreciation rights to officers, directors, key employees, consultants and directors who provide services to the Company. The Company has reserved 1,875,000 shares for issuance under the Plan. As of April 15, 2022, an aggregate 208,500 options to purchase shares of common stock have been issued under the Plan.

Outstanding Equity Awards

The Company’s Named Executive Officers had no outstanding equity awards on December 31, 2021.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 8, 2022, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Grom Social Enterprises, Inc., 2060 NW Boca Raton Blvd., #6, Boca Raton, Florida, 33431.

The percentages below are calculated based on 18,760,403 shares of common stock and 9,306,809 shares of Series C Stock issued and outstanding as of April 8, 2022.

Name of Beneficial Owner	Common Stock		Percentage of Common Stock	Series BC Preferred Stock		Percentage of Series C Stock	Combined Voting Power
Executive Officers and Directors:
Darren Marks	711,611	(1)	3.8%	–		–	49.2%	(11)
Melvin Leiner	342,495	(2)	1.8%	–		–	48.1%	(12)
Jason Williams	9,666		*	–		–	*
Robert Stevens	7,813	(3)	*	–		–	*
Norman Rosenthal	9,117	(4)	*	–		–	*
Thomas J. Rutherford	77,015		*	–		–	*
All officers and directors as a group (6 persons)	1,157,717	(5)	6.2%	–		–	50.5%	(14)

5% or Greater Holders:
Denis J. Kerasotes 31 Fairview Lane Springfield, Illinois 62711	2,329,286	(6)	11.2%	3,816,105	(13)	40.8%	–

Condor Equities, LLC (7) 2535 Webb Girth Road Gainesville, Georgia 30507	1,948,486	(8)(13)	9.5%	3,131,300	(13)	33.5%	–

Section 3 Developments (9) 2415 Alta Monte Drive Cedar Park, Texas 78613	*		**	520,000	(13)	5.6%	–

Eileen F. Kerasotes Family Trust (10) 4747 County Road 501 Bayfield, CO 81122	**		**	472,420	(13)	5.0%	–

__________

*Less than 1%

**Less than 5%

(1) Represents 711,611 shares of common stock held by Family Tys, LLC (“Family Tys”), of which Mr. Marks is the managing member and over which Mr. Marks has voting and dispositive power. Does not include an aggregate of (i) 9,306,809 shares of Series C Stock (with 1.5625 votes per share, or 14,626,264 votes in the aggregate) and (ii) 1,073,751 shares, for which Mr. Marks has a voting proxy until May 20, 2023.

(2) Represents 342,495 shares of common stock held by 4 Life LLC (“4 Life”), of which Mr. Leiner is the managing member and over which Mr. Leiner has voting and dispositive power. Does not include an aggregate of (i) 9,306,809 shares of Series C Stock (with 1.5625 votes per share, or 14,626,264 votes in the aggregate), or (ii) 1,073,751 shares of common stock, for which Mr. Marks has a voting proxy until May 20, 2023.

(3) Represents shares held by Thistle Investments, LLC, of which Mr. Stevens is managing member and over which Mr. Stevens has sole voting and dispositive power.

(4) Represents shares held by Tempest Systems, Inc., of which Mr. Rosenthal is chief executive officer and over which Mr. Rosenthal has sole voting and dispositive power.

(5) Does not include an aggregate of (i) 9,306,809 shares of Series B Stock (with 1.5625 votes per share, or 14,626,264 votes in the aggregate), and (ii) 1,073,751 shares of common stock, for which Messrs. Marks and Leiner have a voting proxy until May 20, 2023.

(6) Consists of (i) 316,731 shares of common stock, (ii) 25,000 shares held by the Denis J. Kerasotes Trust, dated June 13, 2017, of which Mr. Kerasotes as trustee has sole voting and dispositive power, and (iii) 1,987,555 shares of common stock issuable upon the conversion of 3,816,105 shares of Series C Stock at a conversion price of $1.92 per share.

(7) Dale Nabb, manager of Condor Equities, LLC (“Condor”), has sole voting and dispositive power of the shares held by Condor.

(8) Includes (ii) an aggregate of 100,000 shares underlying currently exercisable warrants at an average exercise price of $7.36 per share, (ii) 182,932 shares of common stock, and (iii) 23,438 shares of common stock held by Dale Nabb, manager of Condor, (iv) 11,229 shares held by the Dale P. Nabb Living Trust, dated November 11, 1998, of which Mr. Nabb as trustee has sole voting and dispositive power, and (v) 1,630,887 shares of common stock issuable upon the conversion of 3,131,300 shares of Series C Stock at a conversion price of $1.92 per share.

(9) Michael Tapajna, chief executive officer of Section 3 Developments, Inc. (“Section 3”), has sole voting and dispositive power of the shares held by Section 3.

(10) John G. Kerasotes, as trustee of the Eileen F. Kerasotes Trust, has sole voting and dispositive power over the shares held by such Trust.

(11) Based upon (i) 711,611 shares of common stock held by Family Tys of which Mr. Marks is the managing member and over which Mr. Marks has voting and dispositive power and (ii) the voting rights to an aggregate of (A) 1,073,751 shares of common stock held by certain holders of our Series C Stock, and (B) 9,306,809 shares of Series C Stock, having the right to 1.5625 votes for each share of Series B Stock for which Mr. Marks has a voting proxy until May 20, 2023.

(12) Based upon (i) 10,959,834 shares held by 4 Life of which Mr. Leiner is the managing member and over which Mr. Leiner has voting and dispositive power and (ii) and the voting rights to an aggregate of (A) 1,073,751 shares of common stock held by certain holders of our Series C Stock, and (B) 9,306,809 shares of Series C Stock, having the right to 1.5625 votes for each share of Series C Stock for which Mr. Leiner has a voting proxy until May 20, 2023.

(13) Darren Marks, the Company’s Chief Executive Officer, President, and a director and Melvin Leiner, the Company’s Executive Vice President, Chief Operating Officer and a director, have the voting rights to such shares of Series C Stock and common stock until May 20, 2023, pursuant to voting proxies from such shareholders.

(14) Includes 9,306,809 shares of Series C Stock (with 1.5625 votes per share, or 14,626,264 votes in the aggregate).

Series C Stock

Darren Marks, the Company’s Chief Executive Officer, President, and a director and Melvin Leiner, the Company’s Executive Vice President, Chief Operating Officer and a director, have all of the voting rights of the Series C Stock until May 20, 2023, pursuant to a proxy from the Series C shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the years ended December 31, 2021 and 2020, the Marks family was paid a total of $36,026 and $29,050, respectively.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future. Each member of the Marks family is actively involved in the creation of content for the website and mobile app, including numerous videos focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Executive Officers and Directors

Pursuant to verbal agreements, Messrs. Marks and Leiner have made loans to the Company to help fund operations. These loans are non-interest bearing and callable on demand. During the years ended December 31, 2021 and 2020, Mr. Marks made no such loans and Mr. Leiner loaned $0 and $47,707, respectively, to the Company.

At December 31, 2021 and 2020, the outstanding amounts due to Mr. Marks were $0 and $43,429 and the outstanding amounts due to Mr. Leiner were $0 and $50,312, respectively.

On July 13, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No notice of default or demand for payment has been received by the Company.

At December 31, 2021 and 2020, the aggregate related party payables were $50,000 and $143,741, respectively.

Common Stock and Stock Options Issued to Officers and Directors

On August 2, 2021, Mr. Marks was issued 157,943 shares of the Company’s restricted common stock valued at $2.60 per share or $410,652 as compensation.

Voting Proxies

On May 20, 2021, the Company entered into exchange agreements (each, an “Exchange Agreement”) with the holders of the Company’s Series B 8% Convertible Preferred Stock (“Series B Stock”), pursuant to which the holders agreed to exchange all of their shares of the Series B Stock for shares of the Company’s Series C 8% Convertible Preferred Stock (the “Series C Stock”), on a one for one basis (the “Exchange”). As a result of the Exchange, all 9,215,059 issued and outstanding shares of the Company’s Series B Stock were exchanged for 9,215,059 shares of the Company’s newly-designated Series C Stock and all of the exchanged Series B Stock was cancelled.

In connection with their entry into the Exchange Agreements, the holders delivered proxies to Darren Marks and Melvin Leiner, who are both officers and directors of the Company, granting each of them the power to vote all the holder’s shares of Series C Stock, and all other securities they hold of the Company, for a period of two years. As a result, Mr. Marks and Mr. Leiner have 50.2% of the Company’s combined voting power.

Director Independence

As of December 31, 2021, our Board is currently composed of five members, three of whom, Dr. Thomas Rutherford, Robert Stevens, and Norman Rosenthal qualify as independent in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ Capital Market independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the directors nor any of their family members, have engaged in various types of business dealings with us.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

On February 17, 2022, we dismissed BF Borgers CPA PC as the Company's independent registered public accounting firm, effective as of such date and engaged Rosenberg Rich Baker Berman P.A. as the Company's independent registered public accounting firm for the year ending December 31, 2021.

The following table reflects the aggregate fees billed for professional services rendered by Rosenberg Rich Baker Berman P.A. and BF Borgers CPA PC in years ended December 31, 2021 and 2020:

	Rosenberg Rich Baker Berman P.A.		BF Borgers CPA PC
Services	2021	2020	2021	2020
Audit Fees	$130,000	$–	$75,600	$210,600
Audit-Related Fees	–	–	164,000	–
Tax Fees	–	–	–	–
All Other Fees	–	–	–	–
Total Fees	$130,000	$–	$239,600	$210,600

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2021 and 2020 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Audit Committee’s Pre-Approval Practice

The Audit Committee of the Board has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by our independent registered public accounting firm in 2021 and 2020, consistent with the Audit Committee’s responsibility for engaging our independent registered public accounting firm. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with our independent registered public accounting firm maintaining its independence. The percentage of hours expended on our independent registered public accounting firm ’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2019)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
4.3	Certificate of Designation of Series A Convertible Preferred Stock, dated February 22, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019)
4.4	Articles of Amendment to Articles of Incorporation, dated May 31, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2019)
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2021)
4.6	Certificate of Designation of Series B 8% Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
4.7	12% Convertible Note, dated February 9, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021)
4.8	Common Stock Purchase Warrant, dated February 9, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.1	Form of Sales Rep Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.2	Consulting Agreement and Addendum (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.3	Sublease Agreement with Grom Social, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 3, 2016)
10.4	Purchase and Sale Agreement with Forcefield (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016)
10.5	Copy of Letter of Intent with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2017)
10.6	Share Exchange Agreement with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017)
10.7*	Employment Agreement, dated June 1, 2016, between the Company and Darren Marks (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.8*	Employment Agreement with Melvin Leiner (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)

10.9	Acquisition Agreement of TD Holdings (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.10	Memorandum of Understanding with Fyoosion LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2017)
10.11	Asset Purchase Agreement with Fyoosion LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2018)
10.12	Amending Agreement to the Share Sale Agreement for the Entire Issued Share Capital of TD Holdings Limited and the Secured Promissory Note (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2018)
10.17	$1.0 Million Convertible Promissory Note with TeleMate.net (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.18	Investment Banking Agreement with Newbridge Securities Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.19	Form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.20	Subscription Agreement for Series A Stock (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.21	Purchase and Sale Agreement with TeleMate.Net (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.22	Grom Educational Services Peachtree Pointe Lease (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
10.24	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2019
10.25	Form of 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.26	Form of 12% Senior Secured Convertible Promissory Note(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.27	Form of Subscription Agreement for 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.28	Intercreditor Deed (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.29	Security Agent Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.30	Third Amendment to the TDH Share Sell Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.31	Security Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.32	Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.33	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.34	Form of Exchange Agreement for Series A 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.35	Form of Subscription Agreement for Series B Convertible Stock (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)

10.36	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.37	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.38	Form of NonQualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.39	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.40	Form of Grant of Stock Appreciation Rights (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.41	Securities Purchase Agreement, dated November 30, 2020, between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.42	8% Convertible Note, dated November 30, 2020 issued to EMA Financial, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.43	Note Purchase Agreement, dated November 30, 2020, between the Company and Quick Capital, LLC (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.44	$113,587 Convertible Note, dated November 30, 2020, issued to Quick Capital, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.45	Common Stock Purchase Warrant, dated November 30, 2020, issued to Quick Capital, LLC (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.46	Securities Purchase Agreement, dated February 9, 2021, between the Company and Auctus Fund, LLC incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.47	Note Cancellation and General Release, dated March 17, 2021 from Newbridge Securities Corporation (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2021)
10.48	12% Convertible Promissory Note, dated March 11, 2021, issued to FirstFire Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.49	Common Stock Purchase Warrant, dated March 11, 2021, issued to FirstFire Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.50	Securities Purchase Agreement, dated March 11, 2021, between the Company and FirstFire Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.51	Registration Rights Agreement, dated March 11, 2021, between the Company and FirstFire Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.52	Securities Purchase Agreement, dated April 16, 2021, between the Company and Labrys Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021)
10.53	Form of Exchange Agreement for exchange of Series B Stock for Series C Stock (incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2021)
10.54	Membership Interest Purchase Agreement, dated July 29, 2021, by and among the Company, Curiosity and the Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021)
10.55	Amended and Restated Limited Liability Company Agreement dated as of August 19, 2021 by and among CIM, Grom and Sellers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.56	Employment Agreement dated as of August 19, 2021 between the Company and Russell Hicks (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)

10.57	Non-Qualified Stock Option Agreement dated August 19, 2021 between the Company and Russell Hicks (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.58	Employment Agreement dated as of August 19, 2021 between the Company and Brent Watts (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.59	Non-Qualified Stock Option Agreement dated August 19, 2021 between the Company and Brent Watts (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.60	Securities Purchase Agreement, Dated as of September 14, 2021 (“Closing Date”), between Grom Social Enterprises, Inc., a Florida corporation (the “Company”), and L1 Capital Global Master Fund (“L1 Capital”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.61	Form of Subsidiary Guaranty executed by Company subsidiaries, in favor of L1 Capital (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.62	Form of Registration Rights Agreement, dated September 14, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.63	Form of Security Agreement, dated as of September 14, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.64	Form of Intercreditor Agreement, dated as of September 14, 2021, between the Company, L1 Capital and certain pre-existing creditors of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.65	Amended and Restated Securities Purchase Agreement, dated October 20, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2021)
10.66	10% Original Issue Discount Promissory Note dated January 20, 2022, between the Company”, and L1 Global Capital Master Fund (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
10.67	Common Stock Purchase Warrant to purchase 303,682 shares of the Company’s common stock issued to L1 Global Capital Master Fund, dated January 20, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
10.68	Form of Registration Rights Agreement, dated January 20, 2022, between the Company and L1 Capital Capital Master Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act(filed herewith)
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act(filed herewith)
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Management compensation agreement

** Filed herewith

ITEM 16. FORM 10–K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Grom Social Enterprises, Inc.

Dated: April 15, 2022	By:	/s/ Darren Marks
Darren Marks Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Marks	Chief Executive Officer, President and Chairman	April 15, 2022
Darren Marks	(Principal Executive Officer)

/s/ Jason Williams	Chief Financial Officer, Treasurer and Secretary	April 15, 2022
Jason Williams	(Principal Financial and Accounting Officer)

/s/ Melvin Leiner	Chief Operating Officer, Executive Vice President and Director	April 15, 2022
Melvin Leiner

/s/ Dr. Thomas Rutherford	Director	April 15, 2022
Dr. Thomas Rutherford

/s/ Robert Stevens	Director	April 15, 2022
Robert Stevens

/s/ Norman Rosenthal	Director	April 15, 2022
Norman Rosenthal

