Form 10-Q
period 2022-03-31
Grom Social Enterprises, Inc.
filed 2022-05-16
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 18,760,403 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$6,271,328	$6,530,161
Accounts receivable, net	766,747	968,579
Inventory, net	95,533	91,361
Prepaid expenses and other current assets	503,823	457,578
Total current assets	7,637,431	8,047,679
Operating lease right of use assets	583,414	593,405
Property and equipment, net	518,729	577,988
Goodwill	22,376,025	22,376,025
Intangible assets, net	5,034,917	5,073,074
Deferred tax assets, net -- noncurrent	465,632	465,632
Other assets	839,754	721,160
Total assets	$37,455,902	$37,854,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$399,597	$467,711
Accrued liabilities	439,578	400,329
Dividend payable	176,844	459,068
Advanced payments and deferred revenues	396,155	404,428
Convertible notes, net -- current	873,896	2,604,346
Loans payable -- current	5,324	36,834
Related party payables	50,000	50,000
Lease liabilities -- current	344,492	333,020
Total current liabilities	2,685,886	4,755,736
Convertible notes, net of loan discounts	987,718	716,252
Lease liabilities	251,908	284,848
Contingent purchase consideration	5,586,493	5,586,493
Other noncurrent liabilities	387,742	390,833
Total liabilities	9,899,747	11,734,162

Commitments and contingencies (Note 15)	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; 0 zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; 0 zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,360,759 and 9,400,259 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9,361	9,400
Common stock, $0.001 par value. 500,000,000 shares authorized; 18,725,967 and 12,698,192 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	18,726	12,698
Additional paid-in capital	94,917,681	89,851,309
Accumulated deficit	(69,957,641)	(66,404,190)
Accumulated other comprehensive loss	(34,473)	(30,755)
Total Grom Social Enterprises, Inc. stockholders' equity	24,953,654	23,438,462
Noncontrolling interests	2,602,501	2,682,339
Total stockholders' equity	27,556,155	26,120,801
Total liabilities and equity	$37,455,902	$37,854,963

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021

Sales	$1,231,125	$1,875,284
Cost of goods sold	916,949	1,018,121
Gross profit	314,176	857,163
Operating expenses:
Depreciation and amortization	64,450	148,638
Selling, general and administrative	1,694,819	1,262,265
Professional fees	404,066	187,109
Total operating expenses	2,163,335	1,568,012
Loss from operations	(1,849,159)	(710,849)
Other income (expense)
Interest expense, net	(1,631,022)	(648,846)
Loss on settlement of debt	–	(947,179)
Other gains (losses)	23,736	(8,701)
Total other expense	(1,607,286)	(1,604,726)
Loss before income taxes	(3,456,445)	(2,315,575)
Provision for income taxes (benefit)	–	–
Net loss	(3,456,445)	(2,315,575)
Loss attributable to noncontrolling interest	(79,838)	–
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(3,376,607)	(2,315,575)
Preferred stock dividend payable on Series C convertible preferred stock	(176,844)	–
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	$(3,553,451)	$(2,315,575)

Basic and diluted loss per common share	$(0.25)	$(0.39)

Weighted-average number of common shares outstanding:
Basic and diluted	14,053,731	5,936,750

Comprehensive loss:
Net loss	$(3,456,445)	$(2,315,575)
Foreign currency translation adjustment	(3,718)	18,369
Comprehensive loss	(3,460,163)	(2,297,206)
Comprehensive loss attributable to noncontrolling interests	(79,838)	–
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(3,380,325)	$(2,297,206)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2020	–	$–	5,625,884	$5,626	–	$–

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	950,000	950	–	–
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	75,000	75	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,564,175	2,564	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible note(s)	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, March 31, 2021	–	$–	9,215,059	$9,215	–	$–

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2021	–	$–	–	$–	9,400,259	$9,400

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Preferred stock dividend payable on Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with Series C preferred stock dividend	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(39,500)	(39)
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Conversion of convertible note(s) and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible note(s)	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, March 31, 2022	–	$–	–	$–	9,360,759	$9,361

(continued)

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Continued)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2020	5,886,073	$5,886	$64,417,218	$(55,791,914)	$(39,334)	$–	$8,597,482

Net loss	–	–	–	(2,315,575)	–	–	(2,315,575)
Change in foreign currency translation	–	–	–	–	18,369	–	18,369
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	949,050	–	–	–	950,000
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	74,925	–	–	–	75,000
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,561,611	–	–	–	2,564,175
Issuance of common stock in exchange for consulting, professional and other services	16,782	17	80,113	–	–	–	80,130
Issuance of common stock in connection with the issuance of convertible note(s)	13,282	13	29,737	–	–	–	29,750
Issuance of common stock warrants in connection with the issuance of convertible note(s)	–	–	489,313	–	–	–	489,313
Recognition of beneficial conversion features related to convertible note(s)	–	–	249,095	–	–	–	249,095
Stock based compensation expense related to stock options	–	–	–	–	–	–	–

Balance, March 31, 2021	5,916,137	$5,916	$68,851,062	$(58,107,489)	$(20,965)	$–	$10,737,739

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2021	12,698,192	$12,698	$89,851,309	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

Net loss	–	–	–	(3,376,607)	–	(79,838)	(3,456,445)
Change in foreign currency translation	–	–	–	–	(3,718)		(3,718)
Preferred stock dividend payable on Series C preferred stock	–	–	–	(176,844)	–	–	(176,067)
Issuance of common stock in connection with Series C preferred stock dividend	175,253	175	458,893	–	–	–	459,068
Conversion of Series C preferred stock into common stock	20,573	21	18	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	74,584	75	76,747	–	–	–	76,822
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	–	–	–
Conversion of convertible note(s) and accrued interest into common stock	5,757,365	5,757	4,119,243	–	–	–	4,125,000
Recognition of beneficial conversion features related to convertible note(s)	–	–	363,329	–	–	–	363,329
Stock based compensation expense related to stock options	–	–	48,142	–	–	–	48,142

Balance, March 31, 2022	18,725,967	$18,726	$94,917,681	$(69,957,641)	$(34,473)	$2,602,501	$27,556,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities of continuing operations:
Net loss	$(3,456,445)	$(2,315,575)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	130,830	217,515
Amortization of debt discount	1,621,313	441,986
Common stock issued in exchange for fees and services	76,822	155,130
Stock based compensation	48,142	–
Loss on extinguishment of debt	–	947,179
Changes in operating assets and liabilities:
Accounts receivable	201,832	(137,717)
Inventory	(4,172)	20,859
Prepaid expenses and other current assets	(46,245)	42,911
Operating lease right of use assets	(11,523)	(1,671)
Other assets	(118,594)	–
Accounts payable	(70,542)	(348,794)
Accrued liabilities	39,250	261,402
Advanced payments and deferred revenues	(8,273)	(272,315)
Income taxes payable and other noncurrent liabilities	(3,091)	1,742
Related party payables	–	(1,225)
Net cash used in operating activities	(1,600,696)	(988,573)

Cash flows from investing activities:
Purchase of fixed assets	(25,825)	(2,391)
Net cash used in investing activities	(25,825)	(2,391)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	–	950,000
Net proceeds from issuance of convertible notes	1,444,000	666,500
Repayments of convertible notes	(35,968)	(157,141)
Repayments of loans payable	(31,510)	(25,921)
Net cash provided by financing activities	1,376,522	1,433,438

Effect of exchange rates on cash and cash equivalents	(8,834)	19,176
Net increase (decrease) in cash and cash equivalents	(258,833)	461,650
Cash and cash equivalents at beginning of period	6,530,161	120,300
Cash and cash equivalents at end of period	$6,271,328	$581,950

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,796	$74,299

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$29,750
Common stock warrants issued in connection with convertible promissory notes	$363,329	$489,313
Conversion of convertible debentures and accrued interest into common stock	$4,125,000	$–
Conversion of convertible debentures and accrued interest into preferred stock	$–	$1,616,996
Discount for beneficial conversion features on convertible notes	$–	$249,095
Preferred stock dividend payable on convertible preferred stock	$176,844	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

1.	NATURE OF OPERATIONS

Grom Social Enterprises, Inc. (the “Company”, “Grom” “we”, “us” or “our”), a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), is a media, technology and entertainment company. The Company is focused on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content.

The Company operates its business through the following five operating subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation and (ii) Top Draw Animation, Inc. (“Top Draw” or “TDA”), a Philippines corporation. The group’s principal service-based activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”) was incorporated in the State of Delaware on January 9, 2017, creates, acquires and develops the commercial potential of Kids & Family entertainment properties and associated business opportunities.

The Company owns 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity. The Company is headquartered in Boca Raton, Florida with offices in Los Angeles, California; Salt Lake City, Utah; Norcross, Georgia; and Manila, Philippines.

2.	BASIS OF PRESENTATION and SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies.

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 85.2% of the Company’s total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

In response to the outbreak and business disruption, the Company has instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of its administrative offices and production studio. The Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In January 2022, the Company started to recall artist and employees to return to the studio which is currently operating at 50% seat capacity.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. For the three months ended March 31, 2022, the condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries Grom Social, TD Holdings, GES, GNS, and Curiosity. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary, Curiosity, as equity in the consolidated financial statements separate from the parent entity’s equity. The net income (loss) attributable to noncontrolling interest is included in net income (loss) in the condensed consolidated statements of operations and comprehensive loss.

These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments, which includes intercompany balances and transactions are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at December 31, 2021, as presented in the Company’s Annual Report on Form 10-K filed on April 15, 2022 with the SEC.

Certain prior period statement of operations captions and balances have been reclassified to conform with the current year presentation, including the allocation of $98,877 from depreciation and amortization and $118,810 in certain fixed overhead costs from selling, general, and administrative expenses previously presented under operating expenses to cost of goods sold during the three months ended March 31, 2021. The changes do not have a financial impact on the Company’s reported revenue, reported net loss, or cash flows from operations.

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results for the full year.

Update to Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 15, 2022, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements – Issued, not yet Adopted

There were no new accounting pronouncements issued in the first quarter of fiscal year 2022 which could impact the Company.

Recent Accounting Pronouncements – Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. ASU 2021-04 provides guidance on modifications or exchanges of freestanding equity-classified written call options that are not within the scope of another Topic. Entities should treat a modification of the terms or conditions, or an exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange, as an exchange of the original instrument for a new instrument. ASU 2021-04 provides further guidance on measuring the effect of such modifications or exchanges, and also provides guidance on the recognition of such modifications or exchanges on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company adopted this ASU on January 1, 2022, which did not result in a material impact to the condensed consolidated financial statements and disclosures.

3.	REVENUES

The Company’s main types of revenue contracts consists of the following, which are disaggregated from the condensed consolidated statements of operations.

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

Other Revenue

Other revenue corresponds to subscription and advertising revenue from the Grom Social website and mobile application.

All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregated revenue listed above within the Sales caption in the condensed consolidated statements of operations:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Animation	$1,048,613	$1,713,658
Web Filtering	182,244	161,241
Produced and Licensed Content	–	–
Publishing	268	385
Total Sales	$1,231,125	$1,875,284

The following table sets forth the components of the Company’s accounts receivable and advanced payments and deferred revenues at March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021

Billed accounts receivable	$660,232	$822,536
Unbilled accounts receivable	147,477	187,751
Allowance for doubtful accounts	(40,962)	(41,708)
Total accounts receivable, net	$766,747	$968,579
Total advanced payments and deferred revenues	$396,155	$404,428

During the three months ended March 31, 2022, the Company had three customers that accounted for 65.9% of revenues and three customers that accounted for 61.7% of accounts receivable. During the year ended December 31, 2021, the Company had four customers that accounted for 69.1% of revenues and two customers that accounted for 61.3% of accounts receivable.

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

4.	INVENTORY

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

As of March 31, 2022 and December 31, 2021, the Company’s inventory totaled $95,533 and $91,361, respectively, and was comprised of work-in-progress of $81,673 and $77,501, respectively, and finished goods of $13,860.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,655,372	$(2,409,116)	$246,256	$2,698,172	$(2,399,978)	$298,194
Machinery and equipment	183,400	(164,201)	19,199	183,618	(162,647)	20,971
Vehicles	99,856	(80,950)	18,906	101,674	(76,497)	25,177
Furniture and fixtures	398,532	(364,230)	34,302	401,862	(365,075)	36,787
Leasehold improvements	1,138,039	(962,786)	175,253	1,086,518	(955,547)	130,971
Total fixed assets	4,475,199	(3,981,283)	493,916	4,471,844	(3,959,744)	512,100
Capital assets not subject to depreciation:
Construction in progress	24,813	–	24,813	65,888	–	65,888
Total fixed assets	$4,500,012	$(3,981,283)	$518,729	$4,537,732	$(3,959,744)	$577,988

For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $92,674 and $120,786, respectively.

6.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Capitalized website development costs	424,224	411,800
Prepublication costs	154,786	152,286
Produced and licensed content costs	186,052	76,701
Deposits	74,692	76,052
Other noncurrent assets	–	4,321
Total other assets	839,754	721,160

No amortization expense has yet to be recognized for website development costs, prepublication costs and produced and licensed content costs as these properties were still in development as of March 31, 2022.

7.	LEASES

The Company has entered into operating leases primarily for office space. These leases have terms which range from two years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. During the three months ended March 31, 2022, the Company recorded an additional $80,478 of right of use (“ROU”) assets and lease liabilities related to new operating leases.

In January 2022, the Company signed a new lease agreement to extend the term until March 2024 of the Company’s office space in Boca Raton, Florida. The total legally binding minimum lease payments for this agreement is approximately $94,898.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized $583,414 in noncurrent ROU assets, $344,492 in current lease liabilities and $251,908 in noncurrent lease liabilities from operating leases as of March 31, 2022.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Three Months Ended March 31, 2022
Cash paid for operating lease liabilities	$110,274
Weighted-average remaining lease term	1.5
Weighted-average discount rate	10%

For the three months ended March 31, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $105,340 and $90,993, respectively. Rent expenses related to lease obligations are allocated between cost of goods sold and selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

The maturities of the lease liabilities are as follows as of March 31, 2022:

Remainder of 2022	$320,246
2023	116,606
2024	52,430
2025	42,596
2026	44,726
Thereafter	42,962
Total future lease payments	623,566
Less: Imputed interest	(27,166)
Present value of lease liabilities	$596,400

8.	BUSINESS COMBINATIONS

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

In addition to the tangible assets, goodwill totaling $14,271,969 was recorded in connection with the acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents potential future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not expected to be deductible for tax purposes.

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

As of March 31, 2022, the initial accounting for the acquisition remains incomplete as the Company expects to finalize the purchase price allocation and valuations by June 30, 2022 to conclude its fair value assessment of the assets acquired and liabilities assumed, including any separately identifiable intangible assets.

The Company’s results of operations for the three months ended March 31, 2022 include results of operations for Curiosity. No pro forma information is presented for the Company’s results of operations as if the acquisition of Curiosity had occurred on January 1, 2021 as results of its operations are not considered material to the condensed consolidated financial statements as of and for the three months ended March 31, 2021.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At March 31, 2022 and December 31, 2021, the carrying amount of the Company’s goodwill was $22,376,025.

The following table sets forth the components of the Company’s intangible assets at March 31, 2022 and December 31, 2021:

	Current Year Period					Prior Year End
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	1,526,282	(877,612)	–	648,670	1,600,286	(876,457)	(37,002)	686,827
Mobile software applications	2.00	–	–	–	–	282,500	(282,500)	–	–
NetSpective webfiltering software	2.00	–	–	–	–	1,134,435	(1,134,435)	–	–
Noncompete agreements	1.50	–	–	–	–	846,638	(846,638)	–	–
Subtotal	–	1,526,282	(877,612)	–	648,670	3,863,859	(3,140,030)	(37,002)	686,827
Intangible assets not subject to amortization:
Trade names	–	4,386,247	–	–	4,386,247	4,455,595	–	(69,348)	4,386,247
Total intangible assets	–	5,912,529	(877,612)	–	5,034,917	8,319,454	(3,140,030)	(106,350)	5,073,074

For the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $38,157 and $96,728, respectively.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

Remainder of 2022	$114,471
2023	152,628
2024	152,628
2025	152,628
2026	76,314
Total remaining intangible assets subject to amortization	$648,670

10.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Executive and employee compensation	$231,390	$238,669
Interest on convertible notes and promissory notes	30,079	31,997
Other accrued expenses and liabilities	178,109	129,663
Total accrued liabilities	$439,578	$400,329

11.	RELATED PARTY PAYABLES

Darren Marks’s Family

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social website and mobile application. These individuals create and produce original short form content focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events. Sarah Marks, the wife of Mr. Marks, and Zach Marks, Luke Marks, Jack Marks, Dawson Marks, Caroline Marks and Victoria Marks, each Mr. Marks’s children, are, or have been, employed by or independently contracted with the Company.

For the three months ended March 31, 2022 and 2021, the Marks family was paid a total of $7,500, respectively.

Effective January 1, 2021, the Company entered into a marketing agreement with Caroline Marks, daughter of Mr. Marks, for a period of 60 months in exchange for 52,084 shares of the Company’s common stock. On March 2, 2022, the Board of Directors of the Company approved the issuance the shares of common stock at a fair market value of $53,647.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future.

Liabilities Due to Executive Officers and Directors

On July 11, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No notice of default or demand for payment has been received by the Company.

As of March 31, 2022 and December 31, 2021, the aggregate related party payables balance was $50,000, respectively.

12.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
8% Unsecured Convertible Note (Curiosity)	$278,000	$278,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 Capital Global Master Fund or “L1”)	–	4,125,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 – Second Tranche)	1,750,000	–
12% Senior Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	300,143	330,039
12% Senior Secured Convertible Notes (Additional Secured Notes)	56,636	63,099
Loan discounts	(598,165)	(1,550,540)
Total convertible notes, net	1,861,614	3,320,598
Less: current portion of convertible notes, net	(873,896)	(2,604,346)
Convertible notes, net	$987,718	$716,252

8% Unsecured Convertible Notes – Curiosity

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

As of March 31, 2022, the principal balance of the Curiosity note was $278,000.

10% Senior Secured Convertible Note with Original Issuance Discount (L1)

On September 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with L1 Capital Global Master Fund (“L1”) pursuant to which it issued (i) a 10% original issue discount senior secured convertible note in the principal amount of $4,400,000 to L1 (the “L1 Note”) and (ii) a 5 five-year warrant to purchase 813,278 shares of the Company’s common stock at an exercise price of $4.20 per share (“Warrant Shares”) in exchange for $3,960,000 (the “First Tranche Financing”). The Purchase Agreement also provided, subject to shareholder approval, for the issuance, subject to certain conditions, of an additional $1,500,000 of notes and warrants to purchase 277,777 shares of common stock (the “Second Tranche Financing”) on the same terms.

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

During the three months ended March 31, 2022, the Company issued an aggregate 5,757,365 shares of common stock to L1 upon the conversion of $4,125,000 of outstanding principal. As of March 31, 2022, the principal balance was $0 and all associated loan discounts were fully amortized.

10% Senior Secured Convertible Note with Original Issuance Discount (L1– Second Tranche)

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

The Second Tranche Note is convertible into common stock of the Company at a rate of $4.20 per share (the “Conversion Price”) into 416,667 shares of common stock (the “Second Tranche Conversion Shares”) and, is repayable in equal monthly installments of $111,563 commencing on the date that the SEC declares a registration statement with respect to the resale of such shares effective, with all remaining amounts due on July 20, 2023. The Second Tranche Note is repayable by payment of cash, or, at the discretion of the Company and if the below listed “Equity Conditions” are met, by issuance of shares of the common stock at a price of 95% of the lowest daily VWAP during the ten-trading day period prior to the respective monthly redemption dates (with a floor of $1.92) multiplied by 102% of the amount due on such date. In the event that the ten-trading day VWAP drops below $1.92 the Company will have the right to pay in stock at such ten-trading day VWAP with any shortfall paid in cash. The Conversion Price may be adjusted in the event of dilutive issuances but in no event to less than $0.54 (the “Monthly Conversion Price”).

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

As of March 31, 2022, the principal balance of these notes was $1,750,000 and remaining balance on the associated loan discounts was $557,774.

10% Secured Convertible Notes with Original Issuance Discounts (“OID Notes”)

On August 6, 2020, the Company entered into debt exchange agreements with certain holders of these 10% convertible notes pursuant to which an aggregate of 647,954 shares of the Company’s Series B preferred stock (“Series B Stock”) were issued to noteholders for an aggregate of $411,223 of outstanding principal and accrued and unpaid interest.

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

As of March 31, 2022, the principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

As of March 31, 2022, the principal balance of these notes was $300,143 and the remaining balance on the associated loan discounts was $34,271.

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

As of March 31, 2022, the principal balance of these notes was $56,636 and the remaining balance on the associated loan discounts was $6,511.

Future Minimum Principal Payments

The remaining principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

Remainder of 2022	$1,340,940
2023	1,042,793
2024	76,046
2025 and thereafter	–
Total Convertible notes principal amount payable.	$2,459,779

13.	INCOME TAXES

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company’s interim effective tax rate, inclusive of discrete items, for the three-month periods ended March 31, 2022 and 2021 was 0%, respectively. The decrease in the interim effective tax rate for the three months ended March 31, 2022 is primarily due to recurrent net losses for the periods presented.

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company had no shares of Series A Stock issued and outstanding.

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

As of March 31, 2022 and December 31, 2021, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

On January 24, 2022, the Company issued 20,573 shares of common stock to a stockholder upon the conversion of 39,500 shares of Series C preferred stock.

As of March 31, 2022 and December 31, 2021, the Company had 9,360,759 and 9,400,259 shares of Series C Stock issued and outstanding, respectively.

For the three months ended March 31, 2022, the Company declared cumulative dividends totaling $176,844 for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 18,725,967 and 12,698,192 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three months ended March 31, 2022, the Company issued 74,584 shares of common stock with a fair market value of $76,822 to contractors for services rendered.

During the three months ended March 31, 2021, the Company issued 16,782 shares of common stock with a fair market value of $80,130 to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the three months ended March 31 2022, the Company issued 5,757,365 shares of common stock upon the conversion of $4,125,000 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Issuance of Convertible Notes

During the three months ended March 31, 2021, the Company issued 13,282 shares of common stock valued at $29,750 in connection with the issuance of convertible notes.

Common Stock Issued in Connection with Series C Stock Dividends

During the three months ended March 31, 2022, the Company issued 175,253 shares of common stock valued at $459,068 for cumulative dividends declared as of December 31, 2021 on its Series C Stock.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at March 31, 2022 and December 31, 2021. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2021	229,628	$7.34	1.66
Warrants issued	4,273,733	4.18
Warrants exercised	(249,480)	–
Warrants forfeited	(6,711)	–
December 31, 2021	4,247,170	$4.40	1.75
Warrants issued	303,682	$4.20
Warrants exercised	–	–
Warrants forfeited	–	–
Balance March 31, 2022	4,550,852	$4.39	1.61

As of March 31, 2022, the outstanding stock purchase warrants had an aggregate intrinsic value of $7,395.

Stock Options

The following table represents all outstanding and exercisable stock options as of March 31, 2022.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)

2013	241,730	(26,063)	215,667	215,667	$7.68	1.47
2018	1,875	–	1,875	1,875	24.96	1.08
2021	208,500	–	208,500	208,500	$2.98	4.33
Total	452,105	(26,063)	426,042	426,042	$5.46	1.98

During the three months ended March 31, 2022, the Company recorded $48,142 in stock-based compensation costs related to stock options. No stock-based compensation costs related to stock options was recorded during the three months ended March 31, 2021.

As of March 31, 2022, there were $454,675 in total unrecognized stock-based compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.3 years.

As of March 31, 2022, the outstanding stock options had an aggregate intrinsic value of $0.

15.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company and its subsidiaries are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, regulatory proceedings, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).

Based on the Company’s current knowledge, and taking into consideration its legal expenses, the Company does not believe it is a party to, nor are any of its subsidiaries the subject of, any legal proceeding that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.

See also Note 7 (“Leases”).

See also Note 13 (“Income Taxes”).

16.	SUBSEQUENT EVENTS

Executive Separation Agreement and Departure of Director

On April 22, 2022, Grom Social Enterprises, Inc. (the “Company”), Grom Social, Inc. and Melvin Leiner entered into an Executive Separation Agreement (the “Separation Agreement”), pursuant to which Mr. Leiner retired from his positions as the Company’s Executive Vice President and Chief Operating Officer. Pursuant to the Separation Agreement, Mr. Leiner’s employment with the Company ended on April 22, 2022 and Mr. Leiner is to receive separation payments over a nine (9) month period equal to his base salary, as well as certain limited health benefits.

In accordance with the Separation Agreement, the Company will pay to Mr. Leiner the sum of $236,250 in biweekly installments over the nine (9) month period beginning on the first regular Company pay period after April 22, 2022 and ending on January 13, 2023. The Separation Agreement also contains non-disparagement covenants and a mutual release of claims by the parties thereto.

On the same day, Mr. Leiner resigned from the Company’s Board of Directors, effectively immediately. Mr. Leiner did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the Securities and Exchange Commission on April 15, 2022, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

The share and per share information in the following discussion reflects a reverse stock split of our outstanding common stock at a 1-for-32 ratio, effective as of May 13, 2021.

Overview

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We operate our business through the following subsidiaries:

•	Grom Social, Inc. was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation and (ii) Top Draw Animation, Inc., a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”) was incorporated in the State of Delaware on January 9, 2017, creates, acquires, and develops the commercial potential of Kids & Family entertainment properties and associated business opportunities.

We own 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity. We are headquartered in Boca Raton, Florida with offices in Los Angeles, California; Salt Lake City, Utah; Norcross, Georgia; and Manila, Philippines.

Impact of COVID-19

We have experienced significant disruptions to our and operations due to circumstances related to COVID-19, and delays as a result of government-imposed quarantines, office closings and travel restrictions, which affect both us and our service providers. We have significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, our animation studio, located in Manila, Philippines, which accounts for approximately 89% of our total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021. In January 2022, we started to recall artist and employees to return to the studio which is currently operating at 50% seat capacity.

In response to the outbreak and business disruption, hawse have instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of our administrative offices and production studio. has Additionally, we have implemented a range of actions aimed at temporarily reducing costs and preserving liquidity.

Recent Events

L1 Capital Financing

Closing of Second Tranche

The Purchase Agreement, as amended on October 20, 2021, with L1 Capital contemplated a closing of a second tranche of the offering (the “Second Tranche”) of up to an additional $6,000,000 principal amount of Notes identical to the First Tranche Note, and warrants exercisable for five years to purchase up to 1,041,194 shares at an exercise price of $4.20 per share.

On January 20, 2022 (the “Second Tranche Closing”), we closed on the Second Tranche of the offering with L1 Capital, resulting in the issuance of (i) a $1,750,000 10% original issue discount senior secured convertible note, due July 20, 2023, (the “Second Tranche Note”); and (ii) a five year warrant to purchase 303,682 shares of our common stock at an exercise price of $4.20 per share (the “Second Tranche Warrants”), in exchange for consideration of $1,575,000 (i.e. the face amount less the 10% original issue discount of $175,000).

In connection with the Second Tranche Closing, we paid to EF Hutton a fee of $126,000.

The Second Tranche Note is convertible into our common stock at a rate of $4.20 per share (the “Conversion Price”) into 416,667 shares of common stock (the “Second Tranche Conversion Shares”) and, is repayable in equal monthly installments of $111,563 commencing on the date that the SEC declares a registration statement with respect to the resale of such shares effective, with all remaining amounts due on July 20, 2023. The Second Tranche Note is repayable by payment of cash, or, at our discretion and if the below listed “Equity Conditions” are met, by issuance of shares of our common stock at a price of 95% of the lowest daily VWAP during the ten-trading day period prior to the respective monthly redemption dates (with a floor of $1.92) multiplied by 102% of the amount due on such date. In the event that the ten-trading day VWAP drops below $1.92 we will have the right to pay in stock at such ten-trading day VWAP with any shortfall paid in cash. The Conversion Price may be adjusted in the event of dilutive issuances but in no event to less than $0.54 (the “Monthly Conversion Price”).

Our right to make monthly payments in stock in lieu of cash for the Second Tranche Note is conditioned on certain conditions (the “Equity Conditions”). The Equity Conditions required to be met each month in order to redeem the Second Tranche Note with stock in lieu of a monthly cash payment, among other conditions set forth therein, include without limitation, that a registration statement be in effect with respect to the resale of the shares issuable upon conversion or redemption of the Second Tranche Note (or, that an exemption under Rule 144 is available), that no default be in effect, that the average daily trading volume of our common stock would have to be at least $550,000 during the five trading days prior to the respective monthly redemption and that the outstanding principal amounts of the First Tranche Note and Second Tranche Note combined, shall not exceed 30% of the market capitalization of our common stock as reported on Bloomberg L.P., which percentage is subject to increase by the investor at its sole discretion.

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

As part of the Second Tranche Closing, we issued Second Tranche Warrants exercisable for five years from the date of issuance, at $4.20 per share which carry the same anti-dilution protection as the Second Tranche Notes, subject to the same adjustment floor. The Second Tranche Warrants are exercisable via cashless exercise only for so long as no registration statement covering resale of the shares is in effect.

The Second Tranche Note continues to be subject to (i) the repayment and performance guarantees by our subsidiaries pursuant to a subsidiary guaranty and, (ii) the security agreement pursuant to which the LI Capital was granted a security interest in all of our assets and certain of our subsidiaries, each as entered into in connection with the First Tranche closing on September 14, 2021.

Executive Separation Agreement and Departure of Director

On April 22, 2022, we entered into an Executive Separation Agreement with Melvin Leiner (the “Separation Agreement”), pursuant to which Mr. Leiner retired from his positions as our Executive Vice President and Chief Operating Officer. Pursuant to the Separation Agreement, Mr. Leiner’s employment with us ended on April 22, 2022 and Mr. Leiner is to receive separation payments over a nine (9) month period equal to his base salary, as well as certain limited health benefits.

In accordance with the Separation Agreement, we will pay to Mr. Leiner the sum of $236,250 in biweekly installments over the nine (9) month period beginning on our first regular pay period after April 22, 2022 and ending on January 13, 2023. The Separation Agreement also contains non-disparagement covenants and a mutual release of claims by the parties thereto.

On the same day, Mr. Leiner resigned from our Board of Directors, effectively immediately. Mr. Leiner did not resign as a result of any disagreement with us on any matter relating to our operations, policies or practices.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenue

Revenue for the three months ended March 31, 2022 was $1,231,125, compared to revenue of $1,875,284 during the three months ended March 31, 2021, representing a decrease of $644,159 or 34.4%.

Animation revenue for the three months ended March 31, 2022 was $1,048,613, compared to animation revenue of $1,713,958 during the three months ended March 31, 2021, representing a decrease of $665,045 or 38.8%. The decrease in animation revenue is primarily attributable to client delays in providing us with necessary productions materials and content and in the execution and commencement of previously negotiated contracts.

Web filtering revenue for the three months ended March 31, 2022 was $182,244, compared to web filtering revenue of $161,241 during the three months ended March 31, 2021, representing an increase of $21,003 or 13.0%. The increase is primarily due to an increase in organic sales growth, and the timing of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social mobile application has been nominal. Subscription and advertising revenue for the three months ended March 31, 2022 was $268 compared to subscription and advertising revenue of $384 during the three months ended March 31, 2021, representing a decrease of $116 or 30.2%, primarily attributable to a decrease in marketing and promotion activities.

No revenue was generated from produced and licensed content and publications during the three months ended March 31, 2022 and 2021.

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

Gross profit for the three months ended March 31, 2022 and 2021 were $314,1750, or 25.5%, and $857,163, or 45.7%, respectively. The decrease in gross profit is primarily attributable to lower contract margins in our animation business due to the absorption of fixed overhead expenses against reduced revenue levels and certain projects exceeding budgeted costs.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $2,163,335, compared to operating expenses of $1,568,012 during the three months ended March 31, 2021, representing an increase of $595,323 or 38.0%. The increase is primarily attributable to an increase in selling, general and administrative costs and fees for professional services rendered during the three months ended March 31, 2022 due to the change and transition to new professional service providers, our debt financing transactions and related registered offerings, an increase in employee headcount, compensation and benefits from the acquisition of Curiosity, and stock-based compensation from the grant of stock and stock option awards.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $1,694,819 for the three months ended March 31, 2022, compared to $1,262,265 for the three months ended March 31, 2021, representing an increase of $432,554 or 34.3%.

Stock-based compensation, a non-cash component of our SG&A, was $48,142 for the three months ended March 31, 2022, compared to $0 for the three months ended March 31, 2021. The increase is attributable to options to purchase shares of our common stock in connection with certain employment agreements entered into in connection with our acquisition of Curiosity.

Professional fees are comprised of accounting and compliance services, legal services, investor relations and other advisory fees. Professional fees were $404,066 for the three months ended March 31, 2022, compared to $187,109 for the three months ended March 31, 2021, representing an increase of $216,957 or 116.0%.

Depreciation and amortization included in operating expenses was $64,450 for the three months ended March 31, 2022, compared to $118,638 for the three months ended March 31, 2021, representing a decrease of $54,188 or 45.7%.

Other Income (Expense)

Net other expense for the three months ended March 31, 2022 was $1,607,286, compared to a net other expense of $1,604,726 for the three months ended March 31, 2021, representing an increase of $2,560 or 0.2%. The nominal increase in other income (expense) is primarily attributable to increased interest expense related to the amortization and write off of debt discounts on convertible notes due to conversions.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $1,631,022 for the three months ended March 31, 2022, compared to $648,846 during the three months ended March 31, 2021, representing an increase of $982,176 or 151.4%. For the three months ended March 31, 2021, a one-time extinguishment loss of $947,179 was recognized related to the exchange of $1,447,996 in principal and interest accrued under certain convertible notes for 2,395,175 shares of our Series B Stock.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $3,553,451, or $0.25 per share, for the three months ended March 31, 2022, compared to a net loss attributable to common stockholders of $2,315,575, or $0.39 per share, during the three months ended March 31, 2021, representing an increase in net loss attributable to common stockholders of $1,237,876 or 53.5%.

Liquidity and Capital Resources

At March 31, 2022, we had cash and cash equivalents of $6,271,328.

Net cash used in operating activities for the three months ended March 31, 2022 was $1,600,696, compared to net cash used in operating activities of $988,573 during the three months ended March 31, 2021, representing an increase in cash used of $612,123, primarily due to the increase in our net loss, change in our operating assets and liabilities, and amortization of debt discounts.

Net cash used in investing activities for the three months ended March 31, 2022 was $25,825, compared to net cash used in investing activities of $2,391 during the three months ended March 31, 2021 representing an increase in cash used of $23,434. This change is attributable to an increase in the amount of fixed assets purchased and/or leasehold improvements made by our animation studio in Manilla, Philippines during the three months ended March 31, 2022.

Net cash provided by financing activities for the three months ended March 31, 2022 was $1,376,522, compared to net cash provided by financing activities of $1,433,438 for the three months ended March 31, 2021, representing a decrease in cash provided of $56,916. Our primary sources of cash from financing activities during the three months ended March 31, 2022 were attributable to $1,444,000 in proceeds from second tranche of convertible notes issued to L1 Capital, as compared to $666,500 in proceeds from the sale of 12% senior secured convertible notes during the three months ended March 31, 2021. These increases were offset, in part, by the repayment of convertible notes and loans payable of $67,478 during the three months ended March 31, 2022, as compared to repayments of convertible notes and loans for $183,062 during the three months ended March 31, 2021.

We believe we have adequate working capital to meet our operational needs for the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position.

In the three months ended March 31, 2022, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022, the end of the period covered by this Quarterly Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

Remediation Plan

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we (i) expanded and improved our review process for complex transactions and related accounting standards, including the identification of third-party professionals with whom to consult regarding the application of complex accounting matters, (ii) hired qualified personnel to improve the oversight of our accounting operations, and (iii) established new processes and policies. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and we cannot assure you that the measures we have taken to date, or any measures we may take in the future will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting during our first fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on April 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On January 24, 2022, the Company issued 20,573 shares of common stock to a stockholder upon the conversion of 39,500 shares of Series C preferred stock.

On March 3, 2022, the Company issued 52,085 shares of common stock to a related party for marketing and promotional services provided to the Company.

On March 3, 2022, the Company issued 22,500 shares of common stock to an investor and public relations firm for services provided to the Company.

On March 18, 2022, the Company issued 2,000,001 shares of common stock to a noteholder upon the conversion of $1,300,000 in convertible note principal.

On March 21, 2022, the Company issued 1,384,616 shares of common stock to a noteholder upon the conversion of $900,000 in convertible note principal.

On March 23, 2022, the Company issued 307,693 shares of common stock to a noteholder upon the conversion of $200,000 in convertible note principal.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	10% Original Issue Discount Promissory Note dated January 20, 2022, between Grom Social Enterprises, Inc. and L1 Global Capital Master Fund (“L1 Global”) (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on January 26, 2022).
10.2	Common Stock Purchase Warrant to purchase 303,682 shares of the Company’s Common Stock issued to L1 Global, dated January 20, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on January 26, 2022).
10.3	Registration Rights Agreement, dated as of January 20, 2022, between the Company L1 Global (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on January 26, 2022).
10.4	Executive Separation Agreement, dated April 22, 2022, by and among Grom Social Enterprises, Inc. and Melvin Leiner (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on April 28, 2022).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

