Form 10-Q
period 2022-06-30
Grom Social Enterprises, Inc.
filed 2022-08-16
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 21,347,117 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,174,763	$6,530,161
Accounts receivable, net	672,971	968,579
Inventory, net	155,188	91,361
Prepaid expenses and other current assets	604,922	457,578
Total current assets	5,607,844	8,047,679
Operating lease right of use assets	483,766	593,405
Property and equipment, net	409,945	577,988
Goodwill	21,907,599	22,376,025
Intangible assets, net	5,449,241	5,073,074
Deferred tax assets, net -- noncurrent	435,938	465,632
Other assets	1,011,831	721,160
Total assets	$35,306,164	$37,854,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$314,541	$467,711
Accrued liabilities	514,730	400,329
Dividend payable	187,216	459,068
Advanced payments and deferred revenues	580,841	404,428
Convertible notes, net -- current	1,462,046	2,604,346
Loans payable -- current	1,989	36,834
Related party payables	50,000	50,000
Derivative liabilities	739,311	–
Lease liabilities -- current	263,657	333,020
Total current liabilities	4,114,331	4,755,736
Convertible notes, net of loan discounts	144,416	716,252
Lease liabilities	212,370	284,848
Contingent purchase consideration	5,586,493	5,586,493
Other noncurrent liabilities	386,942	390,833
Total liabilities	10,444,552	11,734,162

Commitments and contingencies (Note 17)

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,360,759 and 9,400,259 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9,361	9,400
Common stock, $0.001 par value. 500,000,000 shares authorized; 19,780,053 and 12,698,192 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	19,780	12,698
Additional paid-in capital	95,661,982	89,851,309
Accumulated deficit	(73,253,212)	(66,404,190)
Accumulated other comprehensive loss	(87,776)	(30,755)
Total Grom Social Enterprises, Inc. stockholders' equity	22,350,135	23,438,462
Noncontrolling interests	2,511,477	2,682,339
Total stockholders' equity	24,861,612	26,120,801
Total liabilities and equity	$35,306,164	$37,854,963

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30	Six Months Ended June 30
	2022	2021	2022	2021

Sales	$1,139,582	$1,388,551	$2,370,707	$3,263,835
Cost of goods sold	947,459	995,843	1,864,408	2,013,964
Gross profit	192,123	392,708	506,299	1,249,871
Operating expenses:
Depreciation and amortization	64,163	133,326	128,613	251,964
Selling, general and administrative	1,778,696	1,400,485	3,473,515	2,662,750
Professional fees	299,941	325,922	704,007	513,031
Total operating expenses	2,142,800	1,859,733	4,306,135	3,427,745
Loss from operations	(1,950,677)	(1,467,025)	(3,799,836)	(2,177,874)
Other income (expense)
Interest income (expense), net	(1,314,508)	(1,094,916)	(2,945,530)	(1,743,762)
Loss on settlement of debt	–	–	–	(947,179)
Loss on settlement of derivative transaction	(39,624)	–	(39,624)	–
Unrealized gain on change in fair value of derivative liabilities	57,124	–	57,124	–
Other gains (losses)	48,305	57,436	72,041	48,735
Total other income (expense)	(1,248,703)	(1,037,480)	(2,855,989)	(2,642,206)
Loss before income taxes	(3,199,380)	(2,504,505)	(6,655,825)	(4,820,080)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(3,199,380)	(2,504,505)	(6,655,825)	(4,820,080)
Loss attributable to noncontrolling interest	(91,025)	–	(170,863)	–
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(3,108,355)	(2,504,505)	(6,484,962)	(4,820,080)
Preferred stock dividend payable on Series C convertible preferred stock	(187,216)	–	(364,060)	–
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	$(3,295,571)	$(2,504,505)	$(6,849,022)	$(4,820,080)

Basic and diluted loss per common share	$(0.17)	$(0.42)	$(0.42)	$(0.79)

Weighted-average number of common shares outstanding:
Basic and diluted	18,832,087	5,936,750	16,430,415	6,125,941

Comprehensive loss:
Net loss	$(3,199,380)	$(2,504,505)	$(6,655,825)	$(4,820,080)
Foreign currency translation adjustment	(53,303)	3,500	(57,021)	21,869
Comprehensive loss	$(3,252,683)	$(2,501,005)	$(6,712,846)	$(4,798,211)
Comprehensive loss attributable to noncontrolling interests	(91,025)	$–	$(170,863)	$–
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(3,161,658)	$(2,501,005)	$(6,541,983)	$(4,798,211)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, March 31, 2021	–	$–	9,215,059	$9,215	–	$–

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Exchange of Series B preferred stock for Series C preferred stock	–	–	(9,215,059)	(9,215)	9,215,059	9,215
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	–	–	100,000	100
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock in exchange of consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–

Balance, June 30, 2021	–	$–	–	$–	9,315,059	$9,315

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, March 31, 2022	–	$–	–	$–	9,360,759	$9,361
.
Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Preferred stock dividend payable on Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with Series C preferred stock dividend	–	–	–	–	–	–
Issuance of common stock in exchange of consulting, professional and other services	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–
Balance, June 30, 2022	–	$–	–	$–	9,360,759	$9,361

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2020	–	$–	5,625,884	$5,626	–	$–

Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	950,000	950	–	–
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	75,000	75	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,564,175	2,564	–	–
Exchange of Series B preferred stock for Series C preferred stock	–	–	(9,215,059)	(9,215)	9,215,059	9,215
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	–	–	100,000	100
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–

Balance, June 30, 2021	–	$–	–	$–	9,315,059	$9,315

	Preferred Stock		Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2021	–	$–	–	$–	9,400,259	$9,400

Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Preferred stock dividend payable on Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with Series C preferred stock dividend	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(39,500)	(39)
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common notes	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, June 30, 2022	–	$–	–	$–	9,360,759	$9,361

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, March 31, 2021	5,916,137	$5,916	$68,851,062	$(58,107,489)	$(20,965)	$–	$10,737,739

Net income (loss)	–	–	–	(2,504,505)	–	–	(2,504,505)
Change in foreign currency translation	–	–	–	–	3,500	–	3,500
Exchange of Series B preferred stock for Series C preferred stock	–	–	–	–	–	–	–
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	99,900	–	–	–	100,000
Issuance of common stock in connection with sales made under public offerings	2,409,639	2,410	8,951,206	–	–	–	8,953,616
Issuance of common stock in connection with the exercise of common stock purchase warrants	105,648	106	(106)	–	–	–	–
Issuance of common stock in exchange of consulting, professional and other services	47,089	47	176,184	–	–	–	176,231
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	205,331	–	–	–	205,331
Conversion of convertible notes and accrued interest into common stock	1,081,561	1,081	1,101,824	–	–	–	1,102,905
Recognition of beneficial conversion features related to convertible notes	–	–	69,521	–	–	–	69,521

Balance, June 30, 2021	9,560,074	$9,560	$79,454,922	$(60,611,994)	$(17,465)	$–	$18,844,338

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, March 31, 2022	18,725,967	$18,726	$94,917,681	$(69,957,641)	$(34,473)	$2,602,501	$27,556,155
.
Net income (loss)	–	–	–	(3,108,355)	–	(91,024)	(3,199,380)
Change in foreign currency translation	–	–	–	–	(53,303)	–	(53,303)
Preferred stock dividend payable on Series C preferred stock	–	–	–	(187,216)	–	–	(187,216)
Issuance of common stock in connection with Series C preferred stock dividend	176,847	177	187,278	–	–	–	187,455
Issuance of common stock in exchange of consulting, professional and other services	43,906	44	18,616	–	–	–	18,660
Conversion of convertible notes and accrued interest into common stock	833,333	833	449,166	–	–	–	450,000
Stock based compensation expense related to stock options	–	–	89,241	–	–	–	89,241
Balance, June 30, 2022	19,780,053	$19,780	$95,661,982	$(73,253,212)	$(87,776)	$2,511,477	$24,861,612

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2020	5,886,073	$5,886	$64,417,218	$(55,791,914)	$(39,334)	$–	$8,597,482

Net income (loss)	–	–	–	(4,820,080)	–	–	(4,820,080)
Change in foreign currency translation	–	–	–	–	21,869	–	21,869
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	949,050	–	–	–	950,000
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	74,925	–	–	–	75,000
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,561,611	–	–	–	2,564,175
Exchange of Series B preferred stock for Series C preferred stock	–	–		–	–	–	–
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	99,900	–	–	–	100,000
Issuance of common stock in connection with sales made under public offerings	2,409,639	2,410	8,951,206	–	–	–	8,953,616
Issuance of common stock in connection with the exercise of common stock purchase warrants	105,648	106	(106)	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	63,871	64	256,297	–	–	–	256,361
Issuance of common stock in connection with the issuance of convertible notes	13,282	13	29,737	–	–	–	29,750
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	694,644	–	–	–	694,644
Conversion of convertible notes and accrued interest into common stock	1,081,561	1,081	1,101,824	–	–	–	1,102,905
Recognition of beneficial conversion features related to convertible notes	–	–	318,616	–	–	–	318,616

Balance, June 30, 2021	9,560,074	$9,560	$79,454,922	$(60,611,994)	$(17,465)	$–	$18,844,338

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2021	12,698,192	$12,698	$89,851,309	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

Net income (loss)	–	–	–	(6,484,962)	–	(170,862)	(6,655,825)
Change in foreign currency translation	–	–	–	–	(57,021)	–	(57,021)
Preferred stock dividend payable on Series C preferred stock	–	–	–	(364,060)	–	–	(364,060)
Issuance of common stock in connection with Series C preferred stock dividend	352,100	352	646,171	–	–	–	646,523
Conversion of Series C preferred stock into common stock	20,573	21	18	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	118,490	119	95,363	–	–	–	95,482
Conversion of convertible notes and accrued interest into common stock	6,590,698	6,590	4,568,409	–	–	–	4,574,999
Recognition of beneficial conversion features related to convertible notes	–	–	363,329	–	–	–	363,329
Stock based compensation expense related to stock options	–	–	137,383	–	–	–	137,383

Balance, June 30, 2022	19,780,053	$19,780	$95,661,982	$(73,253,212)	$(87,776)	$2,511,477	$24,861,612

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30	Six Months Ended June 30
	2022	2021
Cash flows from operating activities of continuing operations:
Net loss	$(6,655,825)	$(4,820,080)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	265,804	424,498
Amortization of debt discount	1,852,816	1,239,740
Common stock issued in exchange for fees and services	95,482	331,361
Convertible notes issued for financing costs	–	61,633
Derivative expense	1,052,350	–
Stock based compensation	137,383	–
Amortization of rights-of-use assets	190,117	148,839
Loss on disposal of property and equipment	2,296	–
Loss on extinguishment of debt	–	947,179
Loss on settlement of derivative transaction	39,624	–
Unrealized gain on change in fair value of derivative liabilities	(57,124)	–
Changes in operating assets and liabilities:
Accounts receivable	287,341	(117,389)
Inventory	(83,237)	21,409
Prepaid expenses and other current assets	(174,109)	61,418
Other assets	(291,170)	11,204
Accounts payable	(180,381)	(628,233)
Accrued liabilities	127,903	225,822
Advanced payments and deferred revenues	208,716	(329,875)
Income taxes payable and other noncurrent liabilities	(3,974)	3,061
Operating lease liability	(197,243)	(152,163)
Related party payables	–	(51,247)
Net cash used in operating activities	(3,383,231)	(2,622,823)

Cash flows from investing activities:
Purchase of fixed assets	(47,377)	(2,790)
Proceeds from sale of property and equipment	14,069	–
Net cash used in financing activities	(33,308)	(2,790)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	–	1,050,000
Proceeds from issuance of common stock, net of issuance costs	–	8,953,616
Proceeds from issuance of convertible notes	1,444,000	908,500
Repayments of convertible notes	(72,623)	(225,946)
Repayments of loans payable	(34,846)	(41,626)
Payment of settlement of derivative liability upon note conversion	(295,539)	–
Net cash provided by financing activities	1,040,992	10,644,544

Effect of exchange rates on cash and cash equivalents	20,149	22,677
Net increase (decrease) in cash and cash equivalents	(2,355,398)	8,041,608
Cash and cash equivalents at beginning of period	6,530,161	120,300
Cash and cash equivalents at end of period	$4,174,763	$8,161,908

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,780	$74,299

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$29,750
Common stock issued related to Series C preferred stock dividend	646,523	–
Common stock warrants issued in connection with convertible promissory notes	363,329	694,644
Conversion of convertible notes and accrued interest into common stock	4,574,999	1,102,905
Conversion of convertible notes and accrued interest into preferred stock	–	1,616,996
Discount for beneficial conversion features on convertible notes	–	318,616
Operating leases rights-of-sue assets obtained in exchange for lease liabilities	80,478	–
Preferred stock dividend payable on convertible preferred stock	187,216	–

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

The Company operates its business through the following five operating subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012 and operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation, and (ii) Top Draw Animation, Inc. (“Top Draw” or “TDA”), a Philippines corporation. The group’s principal service-based activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”) was incorporated in the State of Delaware on January 9, 2017. Curiosity creates, acquires and develops the commercial potential of kids & family entertainment properties and associated business opportunities.

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

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 85.3% of the Company’s total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

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

While restrictions have eased, the risk continues as new variants are being discovered. The full extent of potential impacts on the Company’s business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition and results of operations.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. For the three and six months ended June 30, 2022, the condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries Grom Social, TD Holdings, GES, GNS, and Curiosity. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary, Curiosity, as equity in the consolidated financial statements separate from the parent entity’s equity. The net income (loss) attributable to noncontrolling interest is included in net income (loss) in the condensed consolidated statements of operations and comprehensive loss.

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

Certain prior period statement of operations and statement of cash flows captions and balances have been reclassified to conform with the current year presentation, including the allocation of $73,657 and $172,534, respectively from depreciation and amortization and $88,505 and $207,315, respectively in certain fixed overhead costs from selling, general, and administrative expenses previously presented under operating expenses to cost of goods sold during the three and six months ended June 30, 2021. In the statement of cash flow, the amortization of rights-of-use assets is presented as an adjustment to reconcile net loss to cash used in operating activities and changes to operating lease liabilities are presented as a change in operating assets and liabilities. These two reclassifications were previously presented as a net movement titled operating lease right-of-use assets under changes in operating assets and liabilities. The changes do not have any financial impact on the Company’s reported revenue, reported net loss, or cash flows from operations.

Use of Estimates

The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The results of operations for the three months and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full year.

Update to Significant Accounting Policies

The Company has changed its accounting policy related to Publishing Revenue, refer to Revenues – Publishing Revenue note (Note 3) for the new significant accounting policy. This change did not have a significant impact on our operations for the three and six months ended June 30, 2022 and 2021.

Other than noted above, there have been no other new or material changes to the significant accounting policies discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 15, 2022, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements – Issued, not yet Adopted

There were no new accounting pronouncements issued in the three and six months ended June 30, 2022, which could impact the Company.

Recently Issued Accounting Pronouncements Adopted

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

Publishing Revenue

The Company has engaged the services of a third-party entity to manage the printing, publishing and distribution of the Company’s publishing content. In accordance with the terms agreed with the third party, the Company’s revenue is recognized as 50% of revenue from sales per title after the third-party vendor earns back the costs to develop, author, publish, market, promote and distribute each title, inclusive of any royalties owed to rights holders, following a six months period in market to allow for returns.

Publishing revenues are eligible for recognition upon the completion of a six-month sales period to provide for any potential returns and notification from the third-party entity that it has earned back all of its related publishing costs.

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

All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregated revenue listed above within the Sales caption in the condensed consolidated statements of operations:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Animation	$1,025,966	$1,276,555	$2,074,579	$2,990,213
Web Filtering	113,472	111,507	295,716	272,748
Produced and Licensed Content	–	–	–	–
Publishing	–	–	–	–
Other	144	489	412	874
Total Sales	$1,139,582	$1,388,551	$2,370,707	$3,263,835

The following table sets forth the components of the Company’s accounts receivable and advanced payments and deferred revenues at June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021

Billed accounts receivable	$426,649	$822,536
Unbilled accounts receivable	285,067	187,751
Allowance for doubtful accounts	(38,745)	(41,708)
Total accounts receivable, net	$672,971	$968,579
Total advanced payments and deferred revenues	$580,841	$404,428

During the three and six months ended June 30, 2022, the Company had three customers that accounted for 57.3% and 60.8%, respectively, of total revenues. During the three and six months ended June 30, 2021, the Company had four customers that account for 81.7% and 76.5%, respectively, of total revenues.

As of June 30, 2022 and December 31, 2021, the Company had three and two customers, respectively that accounted for 47.5% and 61.3% of accounts receivable.

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

Inventory consists of costs incurred to produce animated content for third party customers. Costs incurred to produce the animated content to customers, which include direct production costs, production overhead and supplies are recognized as work-in-progress inventory. As animated content is completed in accordance with the terms stated by the customer, inventory is classified as finished products and subsequently recognized as cost of services as animated content is accepted by and available to the customer. Carrying amounts of animated content are recorded at the lower of cost or net realizable value. Cost is determined using a weighted average cost method for direct production costs, productions overhead and supplies used for completing animation projects.

As of June 30, 2022 and December 31, 2021, the Company’s inventory totaled $155,188 and $91,361, respectively, and was comprised of work-in-progress of $141,328 and $77,501, respectively, and finished goods of $13,860 for both periods.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,516,560	$(2,321,180)	$195,380	$2,698,172	$(2,399,978)	$298,194
Machinery and equipment	175,721	(159,823)	15,898	183,618	(162,647)	20,971
Vehicles	37,802	(32,614)	5,188	101,674	(76,497)	25,177
Furniture and fixtures	383,202	(355,620)	27,582	401,862	(365,075)	36,787
Leasehold improvements	1,078,442	(936,015)	142,427	1,086,518	(955,547)	130,971
Total fixed assets	4,191,727	(3,805,252)	386,475	4,471,844	(3,959,744)	512,100
Capital assets not subject to depreciation:
Construction in progress	23,470	–	23,470	65,888	–	65,888
Total fixed assets	$4,215,197	$(3,805,252)	$409,945	$4,537,732	$(3,959,744)	$577,988

For the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $80,373 and $230,040, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $173,047 and $422,493, respectively.

6.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Capitalized website development costs	575,908	411,800
Prepublication costs	158,788	152,286
Produced and licensed content costs	207,202	76,701
Deposits	69,933	76,052
Other noncurrent assets	–	4,321
Total other assets	1,011,831	721,160

For the three and six months ended June 30, 2022, the Company’s recognized $499 of amortization expense of prepublication costs. Amortization costs related to the publication of an individual property during the three and six months ended June 30, 2022. Amortization expense has yet to be recognized for capitalized website development costs and produced and licensed content costs as these properties were still in development as of June 30, 2022.

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

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized $483,766 in noncurrent right of use (“ROU”) assets, $263,657 in current lease liabilities and $212,370 in noncurrent lease liabilities from operating leases as of June 30, 2022.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Six Months Ended June 30, 2022
Cash paid for operating lease liabilities	$230,389
Weighted-average remaining lease term	1.2
Weighted-average discount rate	10%

For the three months ended June 30, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $115,292 and $90,994, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $220,632 and $181,987, respectively. Rent expenses related to lease obligations are allocated between cost of goods sold and selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

The following table presents the future minimum payment obligations and aggregate present value of lease liabilities for operating leases as of June 30, 2022:

Remainder of 2022	$203,980
2023	114,411
2024	50,235
2025	40,291
2026	42,305
Thereafter	44,421
Total future lease payments	495,643
Less: Imputed interest	(19,616)
Present value of lease liabilities	$476,027

8.	BUSINESS COMBINATIONS

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

During the second quarter of 2022, the Company finalized the purchase price allocation during the measurement period and obtained new fair value information related to certain identifiable intangible assets of Curiosity. As a result, in the second quarter of 2022 we adjusted the purchase price allocation by decreasing Goodwill by $468,426 and increasing Intangible Assets by $468,426. Amortization expense for $15,944 was recognized during the second quarter of 2022 to account for the amortization of intangible assets subject to amortization. From the total amortization recognized, $7,247 corresponds to the year ended 2021 and recognized during the second quarter of 2022. See Goodwill and Intangible Assets note (Note 9) for detail. These adjustments did not have a significant impact on our operations for the three and six months ended June 30, 2022. The following table summarizes the individually identifiable intangible assets recognized:

Licensing agreements	$341,728
Books and stories content	126,698
Total identifiable intangible assets	$468,426

The Company’s results of operations for the three and six months ended June 30, 2022 include results of operations for Curiosity. No pro forma information is presented for the Company’s results of operations as if the acquisition of Curiosity had occurred on January 1, 2021 as results of its operations are not considered material to the condensed consolidated financial statements as of and for the three and six months ended June 30, 2021.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At June 30, 2022 and December 31, 2021, the carrying amount of the Company’s goodwill was $21,907,599 and $22,376,025, respectively.

The following table sets forth the components of the Company’s intangible assets at June 30, 2022 and December 31, 2021:

	Current Year Period					Prior Year End
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,600,286	$(952,772)	$(37,002)	$610,513	$1,600,286	$(876,457)	$(37,002)	$686,827
Mobile software applications	2.00	282,500	(282,500)	–	–	282,500	(282,500)	–	–
NetSpective webfiltering software	2.00	1,134,435	(1,134,435)	–	–	1,134,435	(1,134,435)	–	–
Noncompete agreements	1.50	846,638	(846,638)	–	–	846,638	(846,638)	–	–
Licensing agreement	19.60	341,728	(15,944)	–	325,784	–	–	–	–
Subtotal		4,205,587	(3,232,289)	(37,002)	936,297	3,863,859	(3,140,030)	(37,002)	686,827
Intangible assets not subject to amortization:
Trade names	–	4,455,595	–	(69,348)	4,386,247	4,455,595	–	(69,348)	4,386,247
Books and stories content	–	126,698	–	–	126,698	–	–	–	–
Total intangible assets		$8,787,880	$(3,232,289)	$(106,350)	$5,449,241	$8,319,454	$(3,140,030)	$(106,350)	$5,073,074

For the three months ended June 30, 2022 and 2021, the Company recorded amortization expense of $54,101 and $92,258, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded amortization expense of $92,258 and $193,458, respectively.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

Remainder of 2022	$85,011
2023	170,022
2024	170,022
2025	170,022
2026	93,708
Thereafter	247,512
Total remaining intangible assets subject to amortization	$936,297

10.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Executive and employee compensation	$269,698	$238,669
Interest on convertible notes and promissory notes	50,184	31,997
Other accrued expenses and liabilities	194,848	129,663
Total accrued liabilities	$514,730	$400,329

11.	RELATED PARTY TRANSACTIONS AND PAYABLES

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

For the three months ended June 30, 2022 and 2021, the Marks family was paid a total of $7,500, respectively. For the six months ended June 30, 2022 and 2021, the Marks family was paid a total of $15,000, respectively.

Effective January 1, 2021, the Company entered into a marketing agreement with Caroline Marks, daughter of Mr. Marks, for a period of 60 months in exchange for 52,084 shares of the Company’s common stock. On March 2, 2022, the Board of Directors of the Company approved the issuance the shares of common stock at a fair market value of $53,647. Caroline serves as an ambassador for the Grom Social mobile app with her own profile and Grom TV channel.

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

As of June 30, 2022 and December 31, 2021, the aggregate related party payables balance was $50,000, respectively.

12.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
8% Unsecured Convertible Note (Curiosity)	$278,000	$278,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 Capital Global Master Fund or “L1”)	–	4,125,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 – Second Tranche)	1,300,000	–
12% Senior Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	269,340	330,039
12% Senior Secured Convertible Notes (Additional Secured Notes)	51,175	63,099
Loan discounts	(367,053)	(1,550,540)
Total convertible notes, net	1,606,462	3,320,598
Less: current portion of convertible notes, net	(1,462,046)	(2,604,346)
Convertible notes, net	$144,416	$716,252

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

As of June 30, 2022, the principal balance of the Curiosity note was $278,000.

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

During the three months ended March 31, 2022, the Company issued an aggregate 5,757,365 shares of common stock to L1 upon the conversion of $4,125,000 of outstanding principal. As of June 30, 2022, the principal balance was $0 and all associated loan discounts were fully amortized.

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

As of June 30, 2022, the principal balance of these notes was $1,300,000 and remaining balance on the associated loan discounts was $331,477.

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

As of June 30, 2022, the principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

As of June 30, 2022, the principal balance of these notes was $269,340 and the remaining balance on the associated loan discounts was $29,896.

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

As of June 30, 2022, the principal balance of these notes was $51,175 and the remaining balance on the associated loan discounts was $5,680.

Future Minimum Principal Payments

The remaining future principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

Remainder of 2022	$1,079,676
2023	817,793
2024	76,046
2025 and thereafter	–
Total Convertible notes principal amount payable.	$1,973,515

13.	DERIVATIVE LIABILITY

On January 20, 2022, the Company closed a Second Tranche transaction with L1 Capital, as described within Note 12 (“Convertible Notes”). Terms of the transaction included a provision that in the event the stock price is below $0.54 (the “Conversion Price”) at the time for so long as stock price continues below the Conversion Price, the Second Tranche Notes would be convertible at a rate of 80% of the lowest VWAP in the ten prior trading days, provided, that if the stock prices elevate back to the normal Conversion Price. On May 9, 2022, stock price felt below $0.54 and default provision was triggered.

As a result of the May 9, 2022 triggering event, the Company recorded a derivative liability for $1,052,350 which represents the fair value transferred to the note holder from the down round feature being triggered. The Company calculated the fair value of the derivative using a Monte Carlo simulation.

On June 28, 2022, L1 Capital converted $450,000 of the Second Tranche convertible note for 833,333 shares and a cash settlement of $295,539, resulting in a $39,624 loss on settlement of derivative. Fair value of the derivative was remeasured using the remaining maximum shares to be delivered as of June 30, 2022, resulting in an unrealized gain on change of derivative transaction of $57,124 and remaining derivative liability of $739,311.

The fair value of derivative liability as of May 9, 2022 and June 30, 2022 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	May 9, 2022	June 30, 2022
Stock price	$0.57	$0.41
Strike price	0.54	0.54
Risk-free rate	2.12%	2.77%
Annualized volatility	150%	120%
Forecast horizon in years	1.20	1.05
Alternative Conversion Discount	20.0%	20.0%
Maximum Shares to be Delivered	3,240,741	2,407,407

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input (probability of a down round event) used in the fair value measurement is the estimation of the likelihood of the occurrence of a change in the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood or in the volatility assumptions would result in a higher (lower) fair value measurement.

14.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, non on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, include the Company’s own credit risk.

The Company applied FASB Accounting Standards Codification (“ASC”) 820 – Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1 – Unadjusted inputs based on quoted markets for identical assets or liabilities.

•	Level 2 – Observable inputs, either direct or indirect, not including Level 1 measurements, corroborated by market data or based upon quoted prices in non-active markets

•	Level 3 – Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

Contingent Consideration

The fair value of the Company’s contingent consideration payable was based on the Company’s evaluation as to the probability and amount of any earn-out that could have ultimately been payable. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration recorded at initial acquisition date and at each subsequent reporting period. The fair value of contingent consideration is measured at each reporting period and adjusted as necessary. The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date.

Derivative Liability

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 13 (“Derivative Liability”), for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company’s financial instruments carried at fair value at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative Liabilities	$739,311	$–	$–	$739,311
Contingent Purchase Consideration	5,586,493	–	–	5,586,493
Total Liabilities	$6,325,804	$–	$–	$6,325,804

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative Liabilities	$–	$–	$–	$–
Contingent Purchase Consideration	5,586,493	–	–	5,586,493
Total Liabilities	$5,586,493	$–	$–	$5,586,493

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and six months ended June 30, 2022:

	Level 3 Financial Liabilities for the Three Months Ended June 30, 2022
	Balance as of March 31, 2022	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance as of June 30, 2022
Liabilities:
Derivative Liabilities	$–	$39,624	$1,052,350	$(295,539)	$(57,124)	$739,311
Contingent Purchase Consideration	5,586,493	–	–	–	–	5,586,493
Total Liabilities	$5,586,493	$39,624	$1,052,350	$(295,539)	$(57,124)	$6,325,804

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2022
	Balance as of March 31, 2022	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance as of June 30, 2022
Liabilities:
Derivative Liabilities	$–	$39,624	$1,052,350	$(295,539)	$(57,124)	$739,311
Contingent Purchase Consideration	5,586,493	–	–	–	–	5,586,493
Total Liabilities	$5,586,493	$39,624	$1,052,350	$(295,539)	$(57,124)	$6,325,804

15.	INCOME TAXES

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

The Company’s interim effective tax rate, inclusive of discrete items, for the three and six months ended June 30, 2022 and 2021 was 0%, respectively, due to recurrent net losses for the periods presented.

16.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had no shares of Series A Stock issued and outstanding.

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

As of June 30, 2022 and December 31, 2021, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company had 9,360,759 and 9,400,259 shares of Series C Stock issued and outstanding, respectively.

For the three months and six ended June 30, 2022, the Company declared cumulative dividends totaling $187,216 and $364,060, respectively, for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 19,780,053 and 12,698,192 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three and six months ended June 30, 2022, the Company issued 43,906 and 118,490 shares of common stock, respectively, with a fair market value of $18,660 and $95,482, respectively, to contractors for services rendered.

During the three and six months ended June 30, 2021, the Company issued 47,089 and 63,871 shares of common stock, respectively, with a fair market value of $176,231 and $256,361, respectively, to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the three and six months ended June 30, 2022, the Company issued 833,333 and 6,590,698 shares of common stock, respectively, upon the conversion of $450,000 and $4,575,000, respectively, in convertible note principal and accrued interest.

During the three and six months ended June 30, 2021, the Company issued 1,081,561 shares of common stock, upon the conversion of $1,102,905, in convertible note principal and accrued interest.

Common Stock Issued in Connection with Series C Stock Dividends

During the three and six months ended June 30, 2022, the Company issued 176,847 and 352,100 shares of common stock, respectively, valued at $187,455 and $646,523, respectively, for cumulative dividends declared as of December 31, 2021 on its Series C Stock.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2022 and December 31, 2021. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2021	229,628	$7.34	1.66
Warrants issued	4,273,733	4.18
Warrants exercised	(249,480)	–
Warrants forfeited	(6,711)	–
December 31, 2021	4,247,170	$4.40	1.75
Warrants issued	303,682	$4.20
Warrants exercised	–	–
Warrants forfeited	(57,813)	–
Balance June 30, 2022	4,493,039	$4.34	1.36

As of June 30, 2022, the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

The following table represents all outstanding and exercisable stock options as of June 30, 2022.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)

2013	241,730	(26,063)	215,667	215,667	$7.68	1.22
2018	1,875	–	1,875	1,875	24.96	0.84
2021	208,500	–	208,500	208,500	$2.98	4.08
Total	452,105	(26,063)	426,042	426,042	$5.46	1.73

During the three and six months ended June 30, 2022, the Company recorded $89,241 and $137,383, respectively, in stock-based compensation costs related to stock options. No stock-based compensation costs related to stock options was recorded during the three and six months ended June 30, 2021. Stock-based compensation expense is reported in selling, general and administrative on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

As of June 30, 2022, there were $365,434 in total unrecognized stock-based compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.08 years.

As of June 30, 2022, the outstanding stock options had an aggregate intrinsic value of $0.

17.	COMMITMENTS AND CONTINGENCIES

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

See also Note 7 (“Leases”).

See also Note 8 (“Business Combination”)

See also Note 15 (“Income Taxes”).

18.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2022 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except as follows:

On July 11, 2022, L1 Capital converted $400,000 from its Second Tranche convertible note for 740,741 shares and a cash settlement of $245,993.

On July 25, 2022, L1 Capital converted $400,000 from its Second Tranche convertible note for 740,741 shares and a cash settlement of $242,548.

On August 13, 2022, L1 Capital converted $400,000 from its Second Tranche convertible note for 740,741 shares and a cash settlement of $2809,989.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in our Form S-1/A which we filed with the Securities and Exchange Commission on June 13, 2022, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of kids & family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We operate our business through the following subsidiaries:

•	Grom Social, Inc. was incorporated in the State of Florida on March 5, 2012 and operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation, and (ii) Top Draw Animation, Inc., a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”) was incorporated in the State of Delaware on January 9, 2017. Curiosity creates, acquires, and develops the commercial potential of kids & family entertainment properties and associated business opportunities.

We own 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity. We are headquartered in Boca Raton, Florida with offices in Los Angeles, California; Salt Lake City, Utah; Norcross, Georgia; and Manila, Philippines.

Business Description

Grom Social

Grom Social is a growing social media platform and original content provider of entertainment for children under 13 years of age, which provides safe and secure digital environments for kids that can be monitored by their parents or guardians. We initially launched our mobile app in 2019. We continue to invest in research, development, and technology to enhance the user experience. We remain committed to increasing user growth and expanding our reach in an effort to monetize the app.

Top Draw Animation

Top Draw Animation is an award-winning, full-service production and pre-production animation studio that specializes in providing two-dimensional digital production services for animated television series and movies on a contract basis or under co-production arrangements. Top Draw’s pre-production services include planning and creating storyboards, location design, model and props design, background color and color styling. Its production services focus on library creation, digital asset management, background layout scene assembly, posing, animation and after-effects.

As part of its COVID-19 protocols, Top Draw continues to operate at approximately 50% seat capacity at its studio. However, it supplements its reduced studio capacity through its work-from-home program. For the three and six months ended June 30, 2022, our animation services revenues trailed the levels that we recognized during the corresponding periods of 2021. This is largely attributable to changes in our production schedule resulting from customer delays in providing us with necessary materials and content, changes to project start dates, or cancellation of an anticipated project. As a byproduct, we realized higher production costs by deploying the resources necessary to service our customers’ needs efficiently and effectively prior to these changes to our schedule.

During the six months ended June 30, 2022, we announced approximately $3.9 million in new contracts for Top Draw. These projects are all expected to commence during the year and have service periods up to twelve months in length. Based upon our current production schedule, we believe that our efficiency and productivity will increase through December 31, 2022.

Grom Educational Services

Grom Educational Services provides scalable network monitoring and security solutions that are compliant with Children Internet Protection Act (CIPA) guidelines. Our goal is to enhance safety, good digital citizenship, education, and social responsibility by giving schools and parents the ability to monitor and filter their students’ and children’s access to technology while simultaneously educating them.

Our products include web filtering appliances and software, reporting and event management solutions, and our Digital Citizenship License (DCL) Program. The proprietary DCL program is a series of videos design to teach minors about appropriate online behavior.

On January 28, 2022, the Company announced the early release of enhancements to its DCL Program as part of strengthening the security features of its web filtering solutions.

Curiosity Ink Media

Curiosity Ink Media is a global media company that develops, acquires, builds, grows and maximizes the short, mid, and long-term commercial potential of kids & family entertainment properties and associated business opportunities. Driven by a best-in-class leadership team, Curiosity’s multi-faceted intellectual property library is designed to amass ongoing value through strategic stewardship, partnerships, and highly targeted market entry.

Depending upon the nature, Curiosity’s original properties can require a substantial amount of time to develop and produce. The Company continuously evaluates the viability of its entertainment properties, and works with its strategic partners and advisors to determine the appropriate form of media and channels of distribution for each property to ensure their greatest potential for success.

We are preparing to relaunch our Santa.com website in the fourth quarter of 2022. The enhanced digital holiday entertainment hub will include a bold new look, including a marketplace where consumers can fulfill all of their holiday needs, and an improved user experience featuring a virtual North Pole with curated gifting ideas, decor and entertainment tips, alongside other immersive content for kids and adults. Furthermore, we continue to develop Santa.com into an original animated musical holiday special for future release.

Curiosity has released two graphic novels, Thunderous and The Legion of Forgettable Supervillains, in 2022. It continues to develop concepts and seek partnerships for additional and subsequent series publications. On May 17, 2022, Curiosity and Dynamite Entertainment announced a project with the United States Postal Service to introduce a new children’s book series based on a modern-day adaptation of Mr. Zip, the iconic 1960’s cartoon figure initially used by the U.S. Post Office Department to help introduce and promote ZIP Code use.

In addition, Curiosity has started to broaden its business opportunities and relationships by offering licensing agent services. On May 23, 2022, Curiosity announced that it will partner with Cepia LLC to serve as a licensing agent for the Cats vs Pickles franchise.

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies.

We have experienced significant disruptions to our business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affect both us and our service providers. We have significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, our Manila-based animation studio, which accounts for approximately 85% of our total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

In response to the outbreak and business disruption, we have instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of its administrative offices and production studio. We have implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In January 2022, we started to recall artist and employees to return to the studio which is currently operating at 50% seat capacity.

While restrictions have eased, the risk continues as new variants are being discovered. The full extent of potential impacts on our business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on our business, operations, financial condition and results of operations.

Recent Events

L1 Capital Financing

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

Executive Separation Agreement and Departure of Director

On April 22, 2022, we entered into an Executive Separation Agreement with Melvin Leiner (the “Separation Agreement”), pursuant to which Mr. Leiner retired from his positions as our Executive Vice President and Chief Operating Officer. Pursuant to the Separation Agreement, Mr. Leiner’s employment with us ended on April 22, 2022 and he is to receive separation payments over a nine (9) month period equal to his base salary, as well as certain limited health benefits.

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

Notice of Delisting of Failure to Satisfy a Continue Listing Rule or Standard

On May 24, 2022, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the Company's common stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Notice, or until November 21, 2022, to regain compliance with Nasdaq Listing Rule 5550(a)(2). If at any time before November 21, 2022, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Requirement, and the matter would be resolved.

If the Company does not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

The Company intends to actively monitor the closing bid price of the common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. However, there can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

If the common stock ceases to be listed for trading on the Nasdaq Capital Market, the Company would expect that the common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

Revenue

Revenue for the three months ended June 30, 2022 was $1,139,582, compared to revenue of $1,388,551 during the three months ended June 30, 2021, representing a decrease of $248,969 or 17.9%.

Animation revenue for the three months ended June 30, 2022 was $1,025,966, compared to animation revenue of $1,276,555 during the three months ended June 30, 2021, representing a decrease of $250,589 or 19.6%. The decrease in animation revenue is primarily attributable to client delays in providing us with necessary productions materials and content and in the execution and commencement of previously negotiated contracts.

Web filtering revenue for the three months ended June 30, 2022 was $113,472, compared to web filtering revenue of $111,507 during the three months ended June 30, 2021, representing an increase of $1,965 or 1.8%. The increase is primarily due to the timing of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social mobile app has been nominal. Subscription and advertising revenue for the three months ended June 30, 2022 was $144 compared to subscription and advertising revenue of $489 during the three months ended June 30, 2021, representing a decrease of $345 or 70.6%, primarily attributable to a decrease in marketing and promotion activities.

Gross Profit

Our gross profits vary significantly by subsidiary. In recent years, our animation business has realized gross profits between 35% and 40%, while our web filtering business has realized gross profits between 91% and 94%. Our gross profits may vary from period to period due to the nature of the business of each subsidiary, and the timing and volume of customer contracts and projects. Current gross margins percentages may not be indicative of future gross margin performance.

Gross profit for the three months ended June 30, 2022 and 2021 were $192,123, or 16.9%, and $392,708, or 28.3%, respectively. The decrease in gross profit is primarily attributable to lower contract margins in our animation business due to the absorption of fixed overhead expenses against reduced revenue levels and certain projects exceeding budgeted costs.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $2,142,800, compared to operating expenses of $1,859,733 during the three months ended June 30, 2021, representing an increase of $283,067 or 15.2%. The increase is primarily attributable to an increase in selling, general and administrative costs incurred during the three months ended June 30, 2022 due to an increase in research and development, employee headcount, compensation and benefits from the acquisition of Curiosity, and stock-based compensation from the grant of stock and stock option awards.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $1,778,696 for the three months ended June 30, 2022, compared to $1,400,485 for the three months ended June 30, 2021, representing an increase of $378,211 or 27.0%.

Professional fees are comprised of accounting and compliance services, legal services, investor relations and other advisory fees. Professional fees were $299,941 for the three months ended June 30, 2022, compared to $325,922 for the three months ended June 30, 2021, representing a decrease of $25,981 or 8.0%.

Depreciation and amortization included in operating expenses was $64,163 for the three months ended June 30, 2022, compared to $133,326 for the three months ended June 30, 2021, representing a decrease of $69,163 or 51.9%. The decrease is attributable to certain fixed assets that are fully depreciated having reached the end of their estimated useful lives and certain intangible assets that were impaired during the fourth quarter of 2021. These fixed and intangible assets were subject to depreciation and amortization during the three months ended June 30, 2021.

Other Income (Expense)

Net other expense for the three months ended June 30, 2022 was $1,248,703, compared to a net other expense of $1,037,480 for the three months ended June 30, 2021, representing an increase of $211,223 or 20.4%. The increase in other expense is primarily attributable to recognition of interest expense of $1,052,350 related to the derivative liability recognized during the three months ended June 30, 2022, offset by a decrease interest expense related to payment of principal balance and decrease in convertible notes outstanding balance due to conversions recorded during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $1,314,508 for the three months ended June 30, 2022, compared to $1,094,916 during the three months ended June 30, 2021, representing an increase of $219,592 or 20.1%.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $3,295,571, or $0.17 per share, for the three months ended June 30, 2022, compared to a net loss attributable to common stockholders of $2,504,505, or $0.42 per share, during the three months ended June 30, 2021, representing an increase in net loss attributable to common stockholders of $791,066 or 31.6%.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

Revenue

Revenue for the six months ended June 30, 2022 was $2,370,707, compared to revenue of $3,263,835 during the six months ended June 30, 2021, representing a decrease of $893,128 or 27.4%.

Animation revenue for the six months ended June 30, 2022 was $2,074,579, compared to animation revenue of $2,990,213 during the six months ended June 30, 2021, representing a decrease of $915,634 or 30.6%. The decrease in animation revenue is primarily attributable to client delays in providing us with necessary productions materials and content and in the execution and commencement of previously negotiated contracts.

Web filtering revenue for the six months ended June 30, 2022 was $295,716, compared to web filtering revenue of $272,748 during the six months ended June 30, 2021, representing an increase of $22,968 or 8.4%. The increase is primarily due to the timing of multi-year contract renewals.

Subscription and advertising revenue from our Grom Social mobile app has been nominal. Subscription and advertising revenue for the six months ended June 30, 2022 was $412 compared to subscription and advertising revenue of $874 during the six months ended June 30, 2021, representing a decrease of $462 or 52.9%, primarily attributable to a decrease in marketing and promotion activities.

Gross Profit

Our gross profits vary significantly by subsidiary. In recent years, our animation business has realized gross profits between 35% and 40%, while our web filtering business has realized gross profits between 91% and 94%. Our gross profits may vary from period to period due to the nature of the business of each subsidiary, and the timing and volume of customer contracts and projects. Current gross margins percentages may not be indicative of future gross margin performance.

Gross profit for the six months ended June 30, 2022 and 2021 were $506,299, or 21.4%, and $1,249,871, or 38.3%, respectively. The decrease in gross profit is primarily attributable to lower contract margins in our animation business due to the absorption of fixed overhead expenses against reduced revenue levels and certain projects exceeding budgeted costs.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $4,306,135, compared to operating expenses of $3,427,745 during the six months ended June 30, 2021, representing an increase of $878,390 or 25.6%. The increase is primarily attributable to an increase in selling, general and administrative costs and fees for professional services rendered during the six months ended June 30, 2022 due to an increase in research and development, employee headcount, compensation and benefits from the acquisition of Curiosity, and stock-based compensation from the grant of stock and stock option awards.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $3,473,515 for the six months ended June 30, 2022, compared to $2,662,750 for the six months ended June 30, 2021, representing an increase of $810,765 or 30.5%.

Professional fees are comprised of accounting and compliance services, legal services, investor relations and other advisory fees. Professional fees were $704,007 for the six months ended June 30, 2022, compared to $513,031 for the six months ended June 30, 2021, representing an increase of $190,976 or 37.2%.

Depreciation and amortization included in operating expenses was $128,613 for the six months ended June 30, 2022, compared to $251,964 for the six months ended June 30, 2021, representing a decrease of $123,351 or 49.0%. The decrease is attributable to certain fixed assets that are fully depreciated having reached the end of their estimated useful lives and certain intangible assets that were impaired during the fourth quarter of 2021. These fixed and intangible assets were subject to depreciation and amortization during the six months ended June 30, 2021.

Other Income (Expense)

Net other expense for the six months ended June 30, 2022 was $2,855,989, compared to a net other expense of $2,642,206 for the six months ended June 30, 2021, representing an increase of $213,783 or 8.1%. The increase in net other expense is primarily attributable recognition of interest expense of $1,052,350 related to the derivative liability recognized during the six months ended June 30, 2022, offset by an extinguishment loss of $947,179 related to the exchange of $1,447,996 in principal and interest accrued under certain convertible notes for 2,395,175 shares of our Series B Stock during 2021.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $2,945,530 for the six months ended June 30, 2022, compared to $1,743,762 during the six months ended June 30, 2021, representing an increase of $1,201,768 or 68.9%. The increase is primarily attributable to recognition of interest expense of $1,052,350 related to the derivative liability and increase in amortization expense associated with debt discount recorded during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $6,849,022, or $0.42 per share, for the six months ended June 30, 2022, compared to a net loss attributable to common stockholders of $4,820,080, or $0.79 per share, during the six months ended June 30, 2021, representing an increase in net loss attributable to common stockholders of $2,028,942 or 42.1%.

Liquidity and Capital Resources

At June 30, 2022, we had cash and cash equivalents of $4,174,763.

Net cash used in operating activities for the six months ended June 30, 2022 was $3,383,231, compared to net cash used in operating activities of $2,662,823 during the six months ended June 30, 2021, representing an increase in cash used of $760,408, primarily due to the increase in our net loss, recognition of a derivative liability, change in our operating assets and liabilities, stock-based compensation and amortization of debt discounts.

Net cash used in investing activities for the six months ended June 30, 2022 was $33,308, compared to net cash used in investing activities of $2,790 during the six months ended June 30, 2021 representing an increase in cash used of $30,518. This change is attributable to an increase in the amount of fixed assets purchased and/or leasehold improvements made by our animation studio in Manilla, Philippines during the six months ended June 30, 2022.

Net cash provided by financing activities for the six months ended June 30, 2022 was $1,040,992, compared to net cash provided by financing activities of $10,644,544 for the six months ended June 30, 2021, representing a decrease in cash provided of $9,308,013. The primary reason for the decrease is attributable to our public equity offering completed in June 2021.

Our primary sources of cash from financing activities during the six months ended June 30, 2022 were attributable to $1,444,000 in proceeds from second tranche of convertible notes issued to L1 Capital, as compared to $8,953,616 in proceeds from the sale of our common stock, $950,000 and $100,000 in proceeds from the sale of our Series B Stock and Series C Stock, respectively, and $908,500 in proceeds from the sale of 8% to 12% senior secured convertible notes during the six months ended June 30, 2021. These sources of cash were offset, in part, by the repayment of convertible notes and loans payable of $107,469 and cash settlement of a derivative liability of $295,539 in accordance with a note conversion during the six months ended June 30, 2022, as compared to repayments of convertible notes and loans for $267,572 during the six months ended June 30, 2021.

We believe we have adequate working capital to meet our operational needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position.

During the three and six months ended June 30, 2022, there were no significant changes to the critical accounting estimates disclosed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022, the end of the period covered by this Quarterly Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting during our first two fiscal quarters, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's and its subsidiaries’ property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Not applicable as we are a small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On June 17, 2022, the Company issued 176,844 shares of common stock to the holders of its Series C Stock for PIK dividends.

On June 17, 2022, the Company issued 43,909 shares of common stock to a consultant for investor relations services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32**	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith.

**Furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2022	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: August 16, 2022	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

