Form 10-Q
period 2022-09-30
Grom Social Enterprises, Inc.
filed 2022-11-07
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, 22,781,918 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,311,495	$6,530,161
Accounts receivable, net	1,035,081	968,579
Inventory, net	103,594	91,361
Prepaid expenses and other current assets	792,161	457,578
Total current assets	3,242,331	8,047,679
Operating lease right of use assets	384,117	593,405
Property and equipment, net	312,631	577,988
Goodwill	21,907,599	22,376,025
Intangible assets, net	5,406,737	5,073,074
Deferred tax assets, net	411,681	465,632
Other assets	1,438,117	721,160
Total assets	$33,103,213	$37,854,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$752,876	$467,711
Accrued liabilities	403,973	400,329
Dividend payable	186,163	459,068
Advanced payments and deferred revenues	615,316	404,428
Convertible notes, net -- current	589,949	2,604,346
Loans payable -- current	–	36,834
Related party payables	50,000	50,000
Derivative liabilities	48,988	–
Lease liabilities -- current	201,592	333,020
Total current liabilities	2,848,857	4,755,736
Convertible notes, net of loan discounts	107,732	716,252
Lease liabilities	160,828	284,848
Contingent purchase consideration	5,586,493	5,586,493
Other noncurrent liabilities	405,257	390,833
Total liabilities	9,109,167	11,734,162

Commitments and contingencies (Note 17)

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,281,759 and 9,400,259 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9,282	9,400
Common stock, $0.001 par value. 500,000,000 shares authorized; 22,562,297 and 12,698,192 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	22,562	12,698
Additional paid-in capital	97,156,458	89,851,309
Accumulated deficit	(75,450,170)	(66,404,190)
Accumulated other comprehensive loss	(160,116)	(30,755)
Total Grom Social Enterprises, Inc. stockholders' equity	21,578,016	23,438,462
Noncontrolling interests	2,416,030	2,682,339
Total stockholders' equity	23,994,046	26,120,801
Total liabilities and equity	$33,103,213	$37,854,963

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021

Sales	$1,484,958	$1,514,692	$3,855,665	$4,778,527
Cost of goods sold	912,010	917,124	2,776,418	2,931,088
Gross profit	572,948	597,568	1,079,247	1,847,439
Operating expenses:
Depreciation and amortization	59,586	116,359	188,199	368,323
Selling, general and administrative	1,952,670	2,307,830	5,426,185	4,970,580
Professional fees	259,142	326,800	963,149	839,831
Total operating expenses	2,271,398	2,750,989	6,577,533	6,178,734
Loss from operations	(1,698,450)	(2,153,421)	(5,498,286)	(4,331,295)
Other income (expense)
Interest expense, net	(366,840)	(492,783)	(3,312,370)	(2,236,545)
Loss on settlement of debt	–	–	–	(947,179)
Loss on settlement of derivative transaction	(80,130)	–	(119,754)	–
Unrealized gain (loss) on change in fair value of derivative liabilities	(8,077)	–	49,047	–
Other gains	47,255	313,787	119,297	362,522
Total other income (expense)	(407,792)	(178,996)	(3,263,780)	(2,821,202)
Loss before income taxes	(2,106,242)	(2,332,417)	(8,762,066)	(7,152,497)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(2,106,242)	(2,332,417)	(8,762,066)	(7,152,497)
Loss attributable to noncontrolling interest	(95,447)	(23,576)	(266,309)	(23,576.00)
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(2,010,795)	(2,308,841)	(8,495,757)	(7,128,921)
Preferred stock dividend payable on Series C convertible preferred stock	(186,163)	–	(550,223)	–
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	$(2,196,958)	$(2,308,841)	$(9,045,980)	$(7,128,921)

Basic and diluted loss per common share	$(0.10)	$(0.21)	$(0.50)	$(0.91)

Weighted-average number of common shares outstanding:
Basic and diluted	21,514,289	11,118,290	18,143,662	7,808,344

Comprehensive loss:
Net loss	$(2,106,242)	$(2,332,417)	$(8,762,066)	$(7,152,497)
Foreign currency translation adjustment	(72,340)	(67,596)	(129,361)	(45,727)
Comprehensive loss	$(2,178,582)	$(2,400,013)	$(8,891,427)	$(7,198,224)
Comprehensive loss attributable to noncontrolling interests	(95,447)	(23,576)	(266,309)	(23,576)
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(2,083,135)	$(2,376,437)	$(8,625,118)	$(7,174,648)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, June 30, 2021	–	$–	–	$–	9,315,059	$9,315

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	–	–	85,200	85
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange of consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock in connection with the acquisition of a business	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, September 30, 2021	–	$–	–	$–	9,400,259	$9,400

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, June 30, 2022	–	$–	–	$–	9,360,759	$9,361

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Preferred stock dividend payable on Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with Series C preferred stock dividend	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(79,000)	(79)
Issuance of common stock in exchange of consulting, professional and other services	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–
Balance, September 30, 2022	–	$–	–	$–	9,281,759	$9,282

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, June 30, 2021	9,560,074	$9,560	$79,454,922	$(60,611,994)	$(17,465)	$–	$18,844,338

Net loss	–	–	–	(2,308,841)	–	(23,576)	(2,332,417)
Change in foreign currency translation	–	–	–	–	(67,596)	–	(67,596)
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	85,165	–	–	–	85,250
Issuance of common stock in connection with sales made under public offerings	361,445	361	1,361,347	–	–	–	1,361,708
Issuance of common stock as compensation to employees, officers and/or directors	157,943	158	426,288	–	–	–	426,446
Issuance of common stock in exchange of consulting, professional and other services	86,522	86	255,011	–	–	–	255,097
Issuance of common stock in connection with the issuance of convertible notes	4,464	5	9,995	–	–	–	10,000
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	1,200,434	–	–	–	1,200,434
Issuance of common stock in connection with the acquisition of a business	1,771,883	1,772	4,998,228	–	–	–	5,000,000
Conversion of convertible notes and accrued interest into common stock	383,405	384	665,008	–	–	–	665,392
Stock based compensation expense related to stock options	–	–	33,698	–	–	–	33,698

Balance, September 30, 2021	12,325,736	$12,326	$88,490,096	$(62,920,855)	$(85,061)	$(23,576)	$25,482,330

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, June 30, 2022	19,780,053	$19,780	$95,661,982	$(73,253,212)	$(87,776)	$2,511,477	$24,861,612

Net loss	–	–	–	(2,010,795)	–	(95,447)	(2,106,242)
Change in foreign currency translation	–	–	–	–	(72,340)	–	(72,340)
Preferred stock dividend payable on Series C preferred stock	–	–	–	(186,163)	–	–	(186,163)
Issuance of common stock in connection with Series C preferred stock dividend	458,875	459	186,757	–	–	–	187,216
Conversion of Series C preferred stock into common stock	41,146	41	38	–	–	–	–
Issuance of common stock in exchange of consulting, professional and other services	60,000	60	21,194	–	–	–	21,254
Conversion of convertible notes and accrued interest into common stock	2,222,223	2,222	1,197,778	–	–	–	1,200,000
Stock based compensation expense related to stock options	–	–	88,709	–	–	–	88,709
Balance, September 30, 2022	22,562,297	$22,562	$97,156,458	$(75,450,170)	$(160,116)	$2,416,030	$23,994,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2020	–	$–	5,625,884	$5,626	–	$–

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	950,000	950	–	–
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	75,000	75	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,564,175	2,564	–	–
Exchange of Series B preferred stock for Series C preferred stock	–	–	(9,215,059)	(9,215)	9,215,059	9,215
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	–	–	85,200	85
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	–	–	100,000	100
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock in connection with the acquisition of a business	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, September 30, 2021	–	$–	–	$–	9,400,259	$9,400

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2021	–	$–	–	$–	9,400,259	$9,400

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Preferred stock dividend payable on Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with Series C preferred stock dividend	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(118,500)	(118)
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, September 30, 2022	–	$–	–	$–	9,281,759	$9,282

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2020	5,886,073	$5,886	$64,417,218	$(55,791,914)	$(39,334)	$–	$8,597,482

Net loss	–	–	–	(7,128,921)	–	(23,576)	(7,152,497)
Change in foreign currency translation	–	–	–	–	(45,727)	–	(45,727)
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	949,050	–	–	–	950,000
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	74,925	–	–	–	75,000
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,561,611	–	–	–	2,564,175
Exchange of Series B preferred stock for Series C preferred stock	–	–	–	–	–	–	–
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	85,165	–	–	–	85,250
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	99,900	–	–	–	100,000
Issuance of common stock in connection with sales made under public offerings	2,771,084	2,771	10,312,553	–	–	–	10,315,324
Issuance of common stock in connection with the exercise of common stock purchase warrants	105,648	106	(106)	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	157,943	158	426,288	–	–	–	426,446
Issuance of common stock in exchange for consulting, professional and other services	150,393	150	511,308	–	–	–	511,458
Issuance of common stock in connection with the issuance of convertible notes	17,746	18	39,732	–	–	–	39,750
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	1,895,078	–	–	–	1,895,078
Issuance of common stock in connection with the acquisition of a business	1,771,883	1,772	4,998,228	–	–	–	5,000,000
Conversion of convertible notes and accrued interest into common stock	1,464,966	1,465	1,766,832	–	–	–	1,768,297
Recognition of beneficial conversion features related to convertible notes	–	–	318,616	–	–	–	318,616
Stock based compensation expense related to stock options	–	–	33,698	–	–		33,698

Balance, September 30, 2021	12,325,736	$12,326	$88,490,096	$(62,920,855)	$(85,061)	$(23,576)	$25,482,330

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2021	12,698,192	$12,698	$89,851,309	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

Net loss	–	–	–	(8,495,757)	–	(266,309)	(8,762,066)
Change in foreign currency translation	–	–	–	–	(129,361)	–	(129,361)
Preferred stock dividend payable on Series C preferred stock	–	–	–	(550,223)	–	–	(550,223)
Issuance of common stock in connection with Series C preferred stock dividend	810,975	811	832,928	–	–	–	833,739
Conversion of Series C preferred stock into common stock	61,719	62	56	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	178,490	178	116,558	–	–	–	116,736
Conversion of convertible notes and accrued interest into common stock	8,812,921	8,813	5,766,187	–	–	–	5,775,000
Recognition of beneficial conversion features related to convertible notes	–	–	363,329	–	–	–	363,329
Stock based compensation expense related to stock options	–	–	226,091	–	–	–	226,091

Balance, September 30, 2022	22,562,297	$22,562	$97,156,458	$(75,450,170)	$(160,116)	$2,416,030	$23,994,046

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities of continuing operations:
Net loss	$(8,762,066)	$(7,152,497)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	384,351	620,666
Amortization of debt discount	2,181,869	1,623,921
Common stock issued for financing costs	–	10,000
Common stock issued in exchange for fees and services	116,736	586,457
Convertible notes issued for financing costs	–	59,633
Deferred taxes	–	29,412
Derivative expense	1,052,350	–
Stock based compensation	226,091	460,146
Amortization of rights-of-use assets	289,766	223,262
Loss on disposal of property and equipment	2,237	–
Loss on extinguishment of debt	–	718,267
Loss on settlement of derivative transaction	119,754	–
Unrealized gain on change in fair value of derivative liabilities	(49,047)	–
Changes in operating assets and liabilities:
Accounts receivable	(74,769)	115,873
Inventory	(31,643)	33,979
Prepaid expenses and other current assets	(361,348)	(326,067)
Operating lease right of use assets	–	(5,014)
Other assets	(718,161)	2,437
Accounts payable	262,514	(485,433)
Accrued liabilities	17,146	(1,148,692)
Advanced payments and deferred revenues	243,191	(409,525)
Income taxes payable and other noncurrent liabilities	13,748	(11,489)
Operating lease liability	(344,721)	(267,776)
Related party payables	–	(51,247)
Net cash used in operating activities	(5,432,002)	(5,373,687)

Cash flows from investing activities:
Cash consideration for acquisition of business	–	(400,000)
Purchase of fixed assets	(84,300)	(25,789)
Proceeds from sale of property and equipment	13,085	–
Net cash used in financing activities	(71,215)	(425,789)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	–	1,050,000
Proceeds from issuance of common stock, net of issuance costs	–	10,317,324
Proceeds from issuance of convertible notes	1,444,000	4,516,700
Repayments of convertible notes	(109,997)	(1,058,307)
Repayments of loans payable	(36,834)	(56,982)
Payment for settlement of derivative liability upon note conversion	(1,074,069)	–
Net cash provided by financing activities	223,100	14,768,735

Effect of exchange rates on cash and cash equivalents	61,451	(13,239)
Net increase (decrease) in cash and cash equivalents	(5,218,666)	8,956,020
Cash and cash equivalents at beginning of period	6,530,161	146,708
Cash and cash equivalents at end of period	$1,311,495	$9,102,728

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,020	$74,299
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$–	$5,000,000
Common stock issued related to Series C preferred stock dividend	$833,739	$–
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$29,750
Common stock warrants issued in connection with convertible promissory notes	$363,329	$1,895,078
Conversion of convertible notes and accrued interest into common stock	$5,775,000	$1,766,297
Conversion of convertible notes and accrued interest into preferred stock	$–	$1,616,996
Debt issued related to acquisition of a business	$–	$278,000
Discount for beneficial conversion features on convertible notes	$–	$318,616
Operating leases rights-of-use assets obtained in exchange for lease liabilities	$80,478	$–
Preferred stock dividend payable on convertible preferred stock	$186,163	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

The Company operates its business through the following subsidiaries:

•	Grom Social, Inc. (“Grom Social”) was incorporated in the State of Florida on March 5, 2012. Grom Social operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation, and (ii) Top Draw Animation, Inc. (“Top Draw” or “TDA”), a Philippines corporation. The group’s principal service-based activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”) was incorporated in the State of Delaware on January 9, 2017. Curiosity creates, acquires and develops the commercial potential of kids & family entertainment properties and associated business opportunities.

The Company owns 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity. The Company is headquartered in Boca Raton, Florida with offices in Los Angeles, California; Salt Lake City, Utah; Norcross, Georgia; and Manila, Philippines.

2.	GOING CONCERN

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through sales of its common stock in public markets and proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products and services, the expansion of sales and marketing activities, the timing and extent of spending on content development efforts and the continuing market acceptance of the Company’s products and services. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. It is probable that management will continue to obtain new sources of financing that will enable the Company to meet its obligations for the twelve-month period. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies.

The Company has experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 88% of the Company’s total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. For the three and nine months ended September 30, 2022, the condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries Grom Social, TD Holdings, GES, GNS, and Curiosity. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary, Curiosity, as equity in the consolidated financial statements separate from the parent entity’s equity. The net income (loss) attributable to noncontrolling interest is included in net income (loss) in the condensed consolidated statements of operations and comprehensive loss.

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

Certain prior period statement of operations and statement of cash flows captions and balances have been reclassified to conform with the current year presentation, including the allocation of $79,810 and $252,343, respectively from depreciation and amortization and $95,899 and $303,214, respectively in certain fixed overhead costs from selling, general, and administrative expenses previously presented under operating expenses to cost of goods sold during the three and nine months ended September 30, 2021. In the statement of cash flow, the amortization of rights-of-use assets is presented as an adjustment to reconcile net loss to cash used in operating activities and changes to operating lease liabilities are presented as a change in operating assets and liabilities. These two reclassifications were previously presented as a net movement titled operating lease right-of-use assets under changes in operating assets and liabilities. The changes do not have any financial impact on the Company’s reported revenue, reported net loss, or cash flows from operations.

Use of Estimates

The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The results of operations for the three months and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full year.

Update to Significant Accounting Policies

The Company has changed its accounting policy related to Publishing Revenue, refer to Revenues – Publishing Revenue note (Note 3) for the new significant accounting policy. This change did not have a significant impact on our operations for the three and nine months ended September 30, 2022 and 2021.

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

Recent Accounting Pronouncements – Issued, not yet Adopted

There were no new accounting pronouncements issued in the three and nine months ended September 30, 2022, which could impact the Company.

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

The Company’s main types of revenue contracts consist of the following categories, which are disaggregated from the condensed consolidated statements of operations.

Animation Revenue

Animation revenue is primarily generated from contracts with customers for preproduction and production services related to the development of animated movies and television series. Preproduction activities include producing storyboards, location design, model and props design, background color and color styling. Production focuses on library creation, digital asset management, background layout scene assembly, posing, animation and after effects. The Company provides services under fixed-price contracts. Under these fixed-price contracts, the Company agrees to perform a specified scope of work for a pre-determined price. To the extent actual costs vary from estimated costs, the Company’s profit may increase, decrease, or result in a loss.

Web Filtering Revenue

Web filtering revenue is subscription based and recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer hardware and a software and support service license for a period of use between one year to five years. The subscriber is billed in full at the time of the sale. The Company immediately recognizes revenue attributable to the computer hardware as it is non-refundable and control passes to the customer. The advanced billing component for software and service is initially recorded as deferred revenue and subsequently recognized as revenue on a straight-line basis over the subscription period.

Produced and Licensed Content Revenue

Produced and licensed content revenue is generated from the licensing of internally-produced films and episodic television programs.

Each individual film or television series episode delivered represents a separate performance obligation, and revenues are recognized when the film or episode is made available to the licensee for exhibition. For license agreements containing multiple deliverables, revenues are allocated based on the relative standalone selling price of each film or episode of a television series, which is based on licenses for comparable films or series within the marketplace. Agreements to license programming are often long term, with collection terms ranging from one to five years.

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

Other Revenue

Other revenue corresponds to subscription and advertising revenue from the Grom Social mobile application.

All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregated revenue listed above within the Sales caption in the condensed consolidated statements of operations:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Animation	$1,419,153	$1,383,196	$3,493,732	$4,373,409
Web Filtering	63,234	130,928	358,950	403,676
Produced and Licensed Content	–	–	–	–
Publishing	2,321	–	2,321	–
Other	250	568	662	1,442
Total Sales	$1,484,958	$1,514,692	$3,855,665	$4,778,527

The following table sets forth the components of the Company’s accounts receivable and advanced payments and deferred revenues at September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021

Billed accounts receivable	$507,784	$822,536
Unbilled accounts receivable	563,570	187,751
Allowance for doubtful accounts	(36,273)	(41,708)
Total accounts receivable, net	$1,035,081	$968,579
Total advanced payments and deferred revenues	$615,316	$404,428

During the three and nine months ended September 30, 2022, the Company had four customers that accounted for 81.8% and 71.4%, respectively, of total revenues. During the three and nine months ended September 30, 2021, the Company had four customers that account for 81.7% and 76.5%, respectively, of total revenues.

As of September 30, 2022 and December 31, 2021, the Company had one and two customers, respectively that accounted for 18.9% and 61.3%, respectively, of accounts receivable.

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

As of September 30, 2022 and December 31, 2021, the Company’s inventory totaled $103,594 and $91,361, respectively, and was comprised of work-in-progress of $90,394 and $77,501, respectively, and finished goods of $13,200 and $13,860, respectively.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,363,546	$(2,219,765)	$143,781	$2,698,172	$(2,399,978)	$298,194
Machinery and equipment	164,509	(153,903)	10,606	183,618	(162,647)	20,971
Vehicles	35,390	(30,533)	4,857	101,674	(76,497)	25,177
Furniture and fixtures	355,786	(334,478)	21,308	401,862	(365,075)	36,787
Leasehold improvements	1,010,155	(900,049)	110,106	1,086,518	(955,547)	130,971
Total fixed assets	3,929,386	(3,638,728)	290,658	4,471,844	(3,959,744)	512,100
Capital assets not subject to depreciation:
Construction in progress	21,973	-	21,973	65,888	–	65,888
Total fixed assets	$3,951,359	$(3,638,728)	$312,631	$4,537,732	$(3,959,744)	$577,988

For the three months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $75,337 and $97,139, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $248,384 and $330,679, respectively.

6.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Capitalized website development costs	916,118	411,800
Prepublication costs	160,083	152,286
Produced and licensed content costs	296,441	76,701
Deposits	65,475	76,052
Other noncurrent assets	-	4,321
Total other assets	1,438,117	721,160

For the three and nine months ended September 30, 2022, the Company recorded amortization expense of $704 and $1,203, respectively. Amortization expense related to the publication of an individual property during the three and nine months ended September 30, 2022. No amortization expense has been recognized for either capitalized website development costs or produced and licensed content costs as these properties were still in development at September 30, 2022.

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

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized $384,117 in noncurrent right of use (“ROU”) assets, $201,592 in current lease liabilities and $160,828 in noncurrent lease liabilities from operating leases as of September 30, 2022.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Nine Months Ended September 30, 2022
Cash paid for operating lease liabilities	$344,721
Weighted-average remaining lease term	1.0
Weighted-average discount rate	10%

For the three months ended September 30, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $109,829 and $90,993, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $330,462 and $272,980, respectively. Rent expenses related to lease obligations are allocated between cost of goods sold and selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

The following table presents the future minimum payment obligations and aggregate present value of lease liabilities for operating leases as of September 30, 2022:

Remainder of 2022	$101,990
2023	114,411
2024	50,235
2025	40,291
2026	42,306
Thereafter	44,421
Total future lease payments	393,654
Less: Imputed interest	(31,234)
Present value of lease liabilities	$362,420

8.	BUSINESS COMBINATIONS

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

During the quarter ended June 30, 2022, the Company finalized the purchase price allocation, during the permissible measurement period, and obtained new fair value information for certain identifiable intangible assets related to its acquisition of Curiosity. The revised purchase price allocation decreased goodwill by $468,426 and increased intangible assets by $468,426. Additionally, the Company recorded amortization expense of $15,944 related to intangible assets subject to amortization during the quarter ended June 30, 2022 (of which $7,247 corresponded to the year ended December 31, 2021). See Note 9 – Goodwill and Intangible Assets for more detail. These adjustments did not have a significant impact on the Company’s operations for the three and nine months ended September 30, 2022. The following table summarizes the individually identifiable intangible assets recognized:

Licensing agreements	$341,728
Books and stories content	126,698
Total identifiable intangible assets	$468,426

The Company’s results of operations include results of operations for Curiosity for the three and nine months ended September 30, 2022. No pro forma information is presented for the Company’s results of operations as if the acquisition of Curiosity had occurred on January 1, 2021 as results of its operations are not considered material to the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. At September 30, 2022 and December 31, 2021, the carrying amount of the Company’s goodwill was $21,907,599 and $22,376,025, respectively.

The following table sets forth the components of the Company’s intangible assets at September 30, 2022 and December 31, 2021:

	Current Year Period				Prior Year End
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,526,282	$(953,926)	$572,356	$1,600,286	$(876,457)	$(37,002)	$686,827
Mobile software applications	2.00	–	–	–	282,500	(282,500)	–	–
NetSpective web-filtering software	2.00	–	–	–	1,134,435	(1,134,435)	–	–
Noncompete agreements	1.50	–	–	–	846,638	(846,638)	–	–
Licensing agreement	19.60	341,728	(20,292)	321,436	–	–	–	–
Subtotal		1,868,010	(974,218)	893,792	3,863,859	(3,140,030)	(37,002)	686,827
Intangible assets not subject to amortization:
Trade names	–	4,386,247	–	4,386,247	4,455,595	–	(69,348)	4,386,247
Books and stories content	–	126,698	–	126,698	–	–	–	–
Total intangible assets		$6,380,955	$(974,218)	$5,406,737	$8,319,454	$(3,140,030)	$(106,350)	$5,073,074

For the three months ended September 30, 2022 and 2021, the Company recorded amortization expense of $42,505 and $99,729, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense of $134,764 and $290,187, respectively.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for the remainder of 2022 and each of the following years ending December 31:

Remainder of 2022	$42,505
2023	170,022
2024	170,022
2025	170,022
2026	93,708
Thereafter	247,513
Total remaining intangible assets subject to amortization	$893,792

10.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Executive and employee compensation	$187,211	$238,669
Interest on convertible notes and promissory notes	78,425	31,997
Other accrued expenses and liabilities	138,337	129,663
Total accrued liabilities	$403,973	$400,329

11.	RELATED PARTY TRANSACTIONS AND PAYABLES

Darren Marks’s Family

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social mobile application. These individuals create and produce original short form content focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events. Sarah Marks, the wife of Mr. Marks, and Zach Marks, Luke Marks, Jack Marks, Dawson Marks, Caroline Marks and Victoria Marks, each Mr. Marks’s children, are, or have been, employed by or independently contracted with the Company.

For the three months ended September 30, 2022 and 2021, the Marks family was paid a total of $7,500, respectively. For the nine months ended September 30, 2022 and 2021, the Marks family was paid a total of $22,500, respectively.

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

As of September 30, 2022 and December 31, 2021, the aggregate related party payables balance was $50,000, respectively.

12.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
8% Unsecured Convertible Note (Curiosity)	$278,000	$278,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 Capital Global Master Fund or “L1”)	–	4,125,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 – Second Tranche)	100,000	–
12% Senior Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	237,604	330,039
12% Senior Secured Convertible Notes (Additional Secured Notes)	45,132	63,099
Loan discounts	(38,055)	(1,550,540)
Total convertible notes, net	697,681	3,320,598
Less: current portion of convertible notes, net	(589,949)	(2,604,346)
Convertible notes, net	$107,732	$716,252

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

As of September 30, 2022, the principal balance of the Curiosity note was $278,000.

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

During the three months ended March 31, 2022, the Company issued an aggregate 5,757,365 shares of common stock to L1 upon the conversion of $4,125,000 of outstanding principal. As of September 30, 2022, the principal balance was $0 and all associated loan discounts were fully amortized.

10% Senior Secured Convertible Note with Original Issuance Discount (L1– Second Tranche)

On January 20, 2022 (the “Second Tranche Closing”), the Company and L1 Capital closed on the Second Tranche of the offering, resulting in the issuance of (i) a $1,750,000 10% Original Issue Discount Senior Secured Convertible Note, due July 20, 2023, (the “Second Tranche Note”); and (ii) a five year warrant to purchase 303,682 shares of Common Stock of the Company at an exercise price of $4.20 per share (the “Second Tranche Warrants”), in exchange for consideration of $1,575,000 (i.e. the face amount less the 10% Original Issue Discount of $175,000).

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

The Company’s right to make monthly payments in stock in lieu of cash for the Second Tranche Note is conditioned on certain conditions (the “Equity Conditions”). The Equity Conditions required to be met each month in order to redeem the Second Tranche Note with stock in lieu of a monthly cash payment, among other conditions set forth therein, include without limitation, that a registration statement be in effect with respect to the resale of the shares issuable upon conversion or redemption of the Second Tranche Note (or, that an exemption under Rule 144 is available), that no default be in effect, that the average daily trading volume of the Company’s common stock would have to be at least $550,000 during the five trading days prior to the respective monthly redemption and that the outstanding principal amounts of the First Tranche Note and Second Tranche Note combined, shall not exceed 30% of the market capitalization of the Company’s common stock as reported on Bloomberg L.P., which percentage is subject to increase by L1 Capital at its sole discretion.

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

The Second Tranche Note continues to be subject to (i) the repayment and performance guarantees by the subsidiaries of the Company pursuant to a subsidiary guaranty and, (ii) the Security Agreement pursuant to which the L1 Capital was granted a security interest in all of the assets of the Company and certain of its subsidiaries, each as entered into in connection with the First Tranche closing on September 14, 2021.

During the nine months ended September 30, 2022, the Company issued an aggregate 3,055,556 shares of common stock and repaid $1,074,069 in cash to L1 upon the conversion of $1,650,000 of outstanding principal. As of September 30, 2022, the principal balance of these notes was $100,000 and remaining balance on the associated loan discounts was $7,685.

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

As of September 30, 2022, the principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

As of September 30, 2022, the principal balance of these notes was $237,604 and the remaining balance on the associated loan discounts was $25,521.

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

As of September 30, 2022, the principal balance of these notes was $45,132 and the remaining balance on the associated loan discounts was $4,849.

Future Minimum Principal Payments

The remaining future principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

Remainder of 2022	$441,897
2023	217,793
2024	76,046
2025 and thereafter	–
Total	$735,736

13.	DERIVATIVE LIABILITY

On January 20, 2022, the Company closed a Second Tranche transaction with L1 Capital, as described within Note 12 (“Convertible Notes”). The terms of the transaction included a provision that in the event the stock price is below $0.54 (the “Conversion Price”) at the time for so long as stock price continues below the Conversion Price, the Second Tranche Notes would be convertible at a rate of 80% of the lowest VWAP in the ten prior trading days, provided, that if the stock prices elevate back to the normal Conversion Price. On May 9, 2022, stock price fell below $0.54 and the default provision was triggered.

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

On July 11, 2022, L1 Capital converted $400,000 of the Second Tranche convertible note for 740,741 shares and a cash settlement of $245,993, resulting in a $12,436 loss on settlement of derivative.

On July 25, 2022, L1 Capital converted $400,000 of the Second Tranche convertible note for 740,741 shares and a cash settlement of $242,548, resulting in a $1,420 loss on settlement of derivative.

On August 11, 2022, L1 Capital converted $400,000 of the Second Tranche convertible note for 740,741 shares and a cash settlement of $289,989, resulting in a $66,274 loss on settlement of derivative.

At September 30, 2022, the fair value of the derivative was remeasured using the remaining maximum shares to be delivered resulting in an unrealized gain on change of derivative transaction of $49,047 and remaining derivative liability of $48,988.

The fair value of derivative liability as of May 9, 2022 and September 30, 2022 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	May 9, 2022	September 30, 2022
Stock price	$0.57	$0.33
Strike price	0.54	0.54
Risk-free rate	2.12%	3.67%
Annualized volatility	150%	107%
Forecast horizon in years	1.20	0.80
Alternative Conversion Discount	20.0%	20.0%
Maximum Shares to be Delivered	3,240,741	185,185

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

The fair value of the Company’s financial instruments carried at fair value at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative Liabilities	$48,988	$–	$–	$48,988
Contingent Purchase Consideration	5,586,493	–	–	5,586,493
Total Liabilities	$5,635,481	$–	$–	$5,635,481

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative Liabilities	$–	$–	$–	$–
Contingent Purchase Consideration	5,586,493	–	–	5,586,493
Total Liabilities	$5,586,493	$–	$–	$5,586,493

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and nine months ended September 30, 2022:

	Level 3 Financial Liabilities for the Three Months Ended September 30, 2022
	Balance as of June 30, 2022	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance as of September 30, 2022
Liabilities:
Derivative Liabilities	$739,311	$80,130	$–	$(778,530)	$8,077	$48,988
Contingent Purchase Consideration	5,586,493	–	–	–	–	5,586,493
Total Liabilities	$6,325,804	$80,130	$–	$(778,530)	$8,077	$5,635,481

	Level 3 Financial Liabilities for the Nine Months Ended September 30, 2022
	Balance as of December 31, 2021	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance as of September 30, 2022
Liabilities:
Derivative Liabilities	$–	$119,754	$1,052,350	$(1,074,069)	$(49,047)	$48,988
Contingent Purchase Consideration	5,586,493	–	–	–	–	5,586,493
Total Liabilities	$5,586,493	$119,754	$1,052,350	$(1,074,069)	$(49,047)	$5,635,481

15.	INCOME TAXES

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

The Company’s interim effective tax rate, inclusive of discrete items, for the three and nine months ended September 30, 2022 and 2021 was 0%, respectively, due to recurrent net losses for the periods presented.

16.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had no shares of Series A Stock issued and outstanding.

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

As of September 30, 2022 and December 31, 2021, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

On July 29, 2022, the Company issued 41,146 shares of common stock to a stockholder upon the conversion of 79,000 shares of Series C preferred stock.

As of September 30, 2022 and December 31, 2021, the Company had 9,281,759 and 9,400,259 shares of Series C Stock issued and outstanding, respectively.

For the three months and nine ended September 30, 2022, the Company declared cumulative dividends totaling $186,163 and $550,223, respectively, for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 22,562,297 and 12,698,192 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

Registered Offering

On June 21, 2021, the Company sold an aggregate of 2,409.639 units (“Units”), at a price to the public of $4.15 per Unit (the “Offering”), each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.565 per share (the “Warrants”), pursuant to an underwriting agreement, dated as of June 16, 2021 (the “Underwriting Agreement”), between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative (“EF Hutton”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the Underwriting Agreement, the Company granted EF Hutton a 45-day option (the “Over-Allotment Option”) to purchase up to 361,445 additional Units, to cover over-allotments in connection with the Offering, which EF Hutton exercised with respect to Warrants exercisable for up to an additional 361,445 shares of common stock. The Company received gross proceeds of approximately $10,000,000 in the Offering, before deducting underwriting discounts and commissions and other offering expenses.

On July 15, 2021, EF Hutton exercised in full the Over-Allotment Option with respect to all 361,445 additional shares of the Company’s common stock for total gross proceeds to the Company of approximately $1,500,000 before deducting underwriting discounts and commissions and other offering expenses.

Common Stock Issued as Compensation Employees, Officers and/or Directors

During the three and nine months ended September 30, 2021, the Company issued 157,943 shares of common stock with a fair market value of $426,446 to an officer as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three and nine months ended September 30, 2022, the Company issued 60,000 and 178,490 shares of common stock, respectively, with a fair market value of $21,254 and $116,736, respectively, to contractors for services rendered.

During the three and nine months ended September 30, 2021, the Company issued 86,522 and 150,943 shares of common stock, respectively, with a fair market value of $255,097 and $511,458, respectively, to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the three and nine months ended September 30, 2022, the Company issued 2,222,223 and 8,812,921 shares of common stock, respectively, upon the conversion of $1,200,000 and $5,775,000, respectively, in convertible note principal and accrued interest.

During the three and nine months ended September 30, 2021, the Company issued 383,405 shares of common stock, upon the conversion of $665,392, in convertible note principal and accrued interest.

Common Stock Issued in Connection with Series C Stock Dividends

During the three and nine months ended September 30, 2022, the Company issued 458,875 and 810,975 shares of common stock, respectively, valued at $187,216 and $833,739, respectively, for cumulative dividends declared on its Series C Stock.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the three and nine months ended September 30, 2021, the Company issued 4,464 and 17,746 shares of common stock, respectively, valued at $10,000 and $39,750, respectively, in connection with the issuance of convertible notes.

Common Stock Issued in the Acquisition of a Business

During the three and nine months ended September 30, 2021, the Company issued 1,771,883 shares of common stock valued at $5,000,000 in connection with the acquisition of a business.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at September 30, 2022 and December 31, 2021. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2021	229,628	$7.34	1.66
Warrants issued	4,273,733	4.18
Warrants exercised	(249,480)	–
Warrants forfeited	(6,711)	–
December 31, 2021	4,247,170	$4.40	1.75
Warrants issued	303,682	$4.20
Warrants exercised	–	–
Warrants forfeited	(154,687)	–
Balance September 30, 2022	4,396,162	$4.26	2.26

As of September 30, 2022, the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

The following table represents all outstanding and exercisable stock options as of September 30, 2022.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)

2013	241,730	(26,063)	215,667	215,667	$7.68	0.97
2018	1,875	–	1,875	1,875	24.96	0.58
2021	208,500	–	208,500	208,500	2.98	3.83
Total	452,105	(26,063)	426,042	426,042	$5.46	1.48

During the three and nine months ended September 30, 2022, the Company recorded $88,709 and $226,091, respectively, in stock-based compensation costs related to stock options.

During the three and nine months ended September 30, 2021, the Company recorded $33,698 in stock-based compensation costs related to stock options.

Stock-based compensation expense is reported in selling, general and administrative on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. As of September 30, 2022, there were $276,193 in total unrecognized stock-based compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.42 years.

As of September 30, 2022, the outstanding stock options had an aggregate intrinsic value of $0.

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

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2022 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except as follows:

On October 6, 2022, L1 Capital converted $100,000 from its Second Tranche convertible notes for 185,186 shares and a cash settlement of $72,832.

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

Overview

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of kids & family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We operate our business through the following subsidiaries:

•	Grom Social, Inc. was incorporated in the State of Florida on March 5, 2012. Grom Social operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”) was incorporated in Hong Kong on September 15, 2005. TD Holdings operates through its two subsidiary companies: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation, and (ii) Top Draw Animation, Inc., a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”) was incorporated in the State of Florida on January 17, 2017. GES operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”) was incorporated in the State of Florida on April 19, 2017. GNS intends to market and distribute nutritional supplements to children. GNS has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”) was incorporated in the State of Delaware on January 9, 2017. Curiosity creates, acquires, and develops the commercial potential of kids & family entertainment properties and associated business opportunities.

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

As part of its COVID-19 protocols, Top Draw continues to operate at approximately 50% seat capacity at its studio. However, it supplements its reduced studio capacity through its work-from-home program. For the three and nine months ended September 30, 2022, our animation services revenues trailed the levels that we recognized during the corresponding periods of 2021. This is largely attributable to changes in our production schedule resulting from customer delays in providing us with necessary materials and content, changes to project start dates, or cancellation of an anticipated project. As a byproduct, we realized higher production costs by deploying the resources necessary to service our customers’ needs efficiently and effectively prior to these changes to our schedule.

During the nine months ended September 30, 2022, we announced approximately $5.8 million in new contracts for Top Draw. These projects are all expected to commence during the remaining year and have service periods up to twelve months in length. Based upon our current production schedule, we believe that our efficiency and productivity will increase through December 31, 2022.

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

On January 28, 2022, we announced the early release of enhancements to our DCL Program as part of strengthening the security features of our web filtering solutions.

On November 2, 2022, we announced that we expanded our educational services product offering by teaming up with tech management company, Radix, to offer its cloud-based classroom management solution, TeacherView. Radix’s TeacherView is equipped with a built-in video conference system to enable remote (at home), local or hybrid learning. The program gives educators an "over the shoulder" teaching experience to help oversee an enhanced learning experience.

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

On October 27, 2022, we relaunched our Santa.com website. The enhanced digital holiday entertainment hub includes a bold new look, featuring a marketplace where consumers can fulfill all of their holiday needs, and an improved user experience immersed in a virtual North Pole with curated gifting ideas, decor and entertainment tips, alongside other immersive content for kids and adults. Furthermore, we continue to develop Santa.com into an original animated musical holiday special for future release.

Curiosity’s publishing arm released two graphic novels, Thunderous and The Legion of Forgettable Supervillains, in 2022. We continue to develop concepts and seek partnerships for additional and subsequent series publications. On May 17, 2022, Curiosity and Dynamite Entertainment announced a project with the United States Postal Service to introduce a new children’s book series based on a modern-day adaptation of Mr. Zip, the iconic 1960’s cartoon figure initially used by the U.S. Post Office Department to help introduce and promote ZIP Code use. On August 19, 2022, we announced that that Baldwin’s Big Adventure, the debut book in one of our preschool intellectual property franchises, would commence selling in October 2022. On August 25, 2022, we announced that Santa’s Secret Society, the first title of our book franchise The Adventures of Herbert Henry, would also commence selling in October 2022.

In addition, Curiosity’s animated series and feature films efforts continue to advance. On June 30, 2022, we announced an expanded relationship with creator Dustin Ellis (also working with us on Laugh on Lorp and Aloha Hoku) to develop an original animated comedy feature, Heston of the Apes, that Curiosity is preparing for theatrical distribution. On September 1, 2022, Curiosity announced that celebrated kids’ TV writer, McPaul Smith, was engaged to develop its animated preschool series, Baldwin, based on its intellectual property of the same name. On September 26, 2022, we announced that we secured the husband-wife writing team and best-selling authors, Chelsea and Matt Giegerich, to script the storyline for The Pirate Princess, an original, heartwarming coming-of-age tale about a fearless teenager raised by a notorious, but loving band of pirates.

Furthermore, Curiosity has started to broaden its business opportunities and relationships by offering licensing agent services. On May 23, 2022, Curiosity announced that it will partner with Cepia LLC to serve as a licensing agent for the Cats vs Pickles franchise.

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies.

We have experienced significant disruptions to our business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affect both us and our service providers. We have significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, our Manila-based animation studio, which accounts for approximately 88% of our total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

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

Notice of Delisting of Failure to Satisfy a Continued Listing Rule or Standard

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

Reverse Stock Split

On October 4, 2022, the Board of Directors (“Board”) and majority shareholders of the Company’s approved a reverse stock split of the issued and outstanding shares of Common Stock, by a ratio of no less than 1-for-2 and no more than 1-for-30, with the exact ratio to be determined by the Board in its sole discretion (the “Reverse Split”) and with such Reverse Split to be effective at such time and date determined by the Board in its sole discretion.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

Revenue

Revenue for the three months ended September 30, 2022 was $1,484,958, compared to revenue of $1,514,692 during the three months ended September 30, 2021, representing a decrease of $29,734 or 2.0%.

Animation revenue for the three months ended September 30, 2022 was $1,419,153, compared to animation revenue of $1,383,196 during the three months ended September 30, 2021, representing an increase of $35,957 or 2.6%. The increase in animation revenue is primarily attributable to commencement of previously negotiated contracts and clients providing necessary materials for projects previously delayed.

Web filtering revenue for the three months ended September 30, 2022 was $63,234, compared to web filtering revenue of $130,928 during the three months ended September 30, 2021, representing a decrease of $67,694 or 51.7%. The decrease is primarily due to a decline in organic sales growth, and the timing or loss of multi-year contract renewals.

Publishing revenue and other revenue have been nominal. Publication revenue for the three months ended September 30, 2022 was $2,321, compared to $0 for the three months ended September 30, 2021. Publishing revenues were generated from the sales of newly released graphic novels and other published content. Subscriptions and advertisement from our Grom Social app for the three months ended September 30, 2022 was $250, compared to subscription and advertising revenue of $568 during the three months ended September 30, 2021, representing a decrease of $318 or 56.0%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the three months ended September 30, 2022 and 2021 were $572,948, or 38.6%, and $597,568, or 39.5%, respectively. The decrease in gross profit is primarily attributable change in the mix of revenue streams as compared to the prior quarter as revenue web filtering revenue carries a higher gross profit as compared to animation revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $2,271,398, compared to operating expenses of $2,750,989 during the three months ended September 30, 2021, representing a decrease of $479,591 or 17.4%. The decrease is primarily attributable to a decrease in selling, general and administrative costs incurred during the three months ended September 30, 2022 resulting from a reduction in stock-based compensation from the grant of stock and stock option awards.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $1,952,670 for the three months ended September 30, 2022, compared to $2,307,830 for the three months ended September 30, 2021, representing a decrease of $355,160 or 15.4%.

Professional fees are comprised of accounting and compliance services, legal services, investor relations and other advisory fees. Professional fees were $259,142 for the three months ended September 30, 2022, compared to $326,800 for the three months ended September 30, 2021, representing a decrease of $67,658 or 20.7%. The decrease is largely attributable to reduced legal and accounting fees incurred during the three months ended September 30, 2022. During the three months ended September 30, 2021, we incurred higher fees as the result of our financing efforts and acquisition of Curiosity Ink Media.

Depreciation and amortization included in operating expenses was $59,586 for the three months ended September 30, 2022, compared to $116,359 for the three months ended September 30, 2021, representing a decrease of $56,773 or 48.8%. The decrease is attributable to certain fixed assets that are fully depreciated having reached the end of their estimated useful lives and certain intangible assets that were impaired during the fourth quarter of 2021. These fixed and intangible assets were subject to depreciation and amortization during the three months ended September 30, 2021.

Other Income (Expense)

Net other expense for the three months ended September 30, 2022 was $407,792, compared to a net other expense of $178,996 for the three months ended September 30, 2021, representing an increase of $228,796 or 127.8%. The increase in other expense is primarily attributable to the recognition of certain realized and unrealized losses on settlement of a derivative liability during the three months ended September 30, 2022 and a gain of $228,912 related to the forgiveness of PPP loans recognized during the three months ended September 30, 2021.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $366,840 for the three months ended September 30, 2022, compared to $492,783 during the three months ended September 30, 2021, representing a decrease of $125,943 or 25.6%. The decrease is primarily attributable to the recognition of less amortization of debt discounts and less interest expense resulting from lower principal balances on convertible notes principal during the three months ended September 30, 2022.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $2,196,958, or $0.10 per share, for the three months ended September 30, 2022, compared to a net loss attributable to common stockholders of $2,308,841, or $0.21 per share, during the three months ended September 30, 2021, representing a decrease in net loss attributable to common stockholders of $111,883 or 4.9%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Revenue

Revenue for the nine months ended September 30, 2022 was $3,855,665, compared to revenue of $4,778,527 during the nine months ended September 30, 2021, representing a decrease of $922,862 or 19.3%.

Animation revenue for the nine months ended September 30, 2022 was $3,493,732, compared to animation revenue of $4,373,409 during the nine months ended September 30, 2021, representing a decrease of $879,677 or 20.1%. The decrease in animation revenue is primarily attributable to client delays in providing us with necessary productions materials and content and in the execution and commencement of previously negotiated contracts.

Web filtering revenue for the nine months ended September 30, 2022 was $358,950 compared to web filtering revenue of $403,676 during the nine months ended September 30, 2021, representing a decrease of $44,726 or 11.1%. The decrease is primarily due to a decline in organic sales growth, and the timing or loss of multi-year contract renewals.

Publishing revenue and other revenue have been nominal. Publication revenue for the nine months ended September 30, 2022 was $2,321, compared to $0 for the nine months ended September 30, 2021. Publishing revenues were generated from the sales of newly released graphic novels and other published content. Subscriptions and advertisement from our Grom Social app for the nine months ended September 30, 2022 was $662, compared to subscription and advertising revenue of $1,442 during the nine months ended September 30, 2021, representing a decrease of $780 or 54.1%, primarily attributable to a decrease in marketing and promotion activities.

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

Gross profit for the nine months ended September 30, 2022 and 2021 were $1,079,247, or 28.0%, and $1,847,439, or 38.7%, respectively. The decrease in gross profit is primarily attributable to lower contract margins in our animation business due to the absorption of fixed overhead expenses against reduced revenue levels and certain projects exceeding budgeted costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $6,577,533, compared to operating expenses of $6,178,734 during the nine months ended September 30, 2021, representing an increase of $398,799 or 6.5%. The increase is primarily attributable to an increase in selling, general and administrative costs and fees for professional services rendered during the nine months ended September 30, 2022 due to an increase in research and development, employee headcount, compensation and benefits from the acquisition of Curiosity, and stock-based compensation from the grant of stock option awards.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $5,426,185 for the nine months ended September 30, 2022, compared to $4,970,580 for the nine months ended September 30, 2021, representing an increase of $455,605 or 9.2%.

Professional fees are comprised of accounting and compliance services, legal services, investor relations and other advisory fees. Professional fees were $963,149 for the nine months ended September 30, 2022, compared to $839,831 for the nine months ended September 30, 2021, representing an increase of $123,318 or 14.7%.

Depreciation and amortization included in operating expenses was $188,199 for the nine months ended September 30, 2022, compared to $368,323 for the nine months ended September 30, 2021, representing a decrease of $180,124 or 48.9%. The decrease is attributable to certain fixed assets that are fully depreciated having reached the end of their estimated useful lives and certain intangible assets that were impaired during the fourth quarter of 2021. These fixed and intangible assets were subject to depreciation and amortization during the nine months ended September 30, 2021.

Other Income (Expense)

Net other expense for the nine months ended September 30, 2022 was $3,263,780, compared to a net other expense of $2,821,202 for the nine months ended September 30, 2021, representing an increase of $442,578 or 15.7%. The increase in net other expense is primarily attributable recognition of interest expense of $1,052,350 related to the recognition of a derivative liability and a loss of $119,754 on the settlement of a substantial portion of the derivative liability recognized during the nine months ended September 30, 2022.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $3,312,370 for the nine months ended September 30, 2022, compared to $2,236,545 during the nine months ended September 30, 2021, representing an increase of $1,075,825 or 48.1%. The increase is primarily attributable to the recognition of interest expense of $1,052,350 related to the recognition of a derivative liability and an increase in amortization of debt discounts during the nine months ended September 30, 2022.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $9,045,980, or $0.50 per share, for the nine months ended September 30, 2022, compared to a net loss attributable to common stockholders of $7,128,941, or $0.91 per share, during the nine months ended September 30, 2021, representing an increase in net loss attributable to common stockholders of $1,917,059 or 26.9%.

Liquidity and Capital Resources

At September 30, 2022, we had cash and cash equivalents of $1,311,495

Net cash used in operating activities for the nine months ended September 30, 2022 was $5,432,002, compared to net cash used in operating activities of 5,373,687 during the nine months ended September 30, 2021, representing an increase in cash used of $58,315, primarily due to the increase in our net loss, recognition of a derivative liability, change in our operating assets and liabilities, stock-based compensation and amortization of debt discounts.

Net cash used in investing activities for the nine months ended September 30, 2022 was $71,215, compared to net cash used in investing activities of $425,789 during the nine months ended September 30, 2021 representing a decrease in cash used of $354,574. This decrease is directly attributable to $400,000 of cash consideration paid for the acquisition of Curiosity Ink Media during the nine months ended September 30, 2021, offset in part by an increase of $58,511 in the amount of fixed assets purchased and/or leasehold improvements made by our animation studio in Manilla, Philippines during the nine months ended September 30, 2022.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $223,100, compared to net cash provided by financing activities of $14,768,735 for the nine months ended September 30, 2021, representing a decrease in cash provided of $13,471,566. The primary reason for the decrease is attributable to our public equity offering and issuance of convertible notes completed in 2021.

Our primary sources of cash from financing activities during the nine months ended September 30, 2022 were attributable to $1,444,000 in proceeds from second tranche of convertible notes issued to L1 Capital, as compared to $8,953,616 in proceeds from the sale of our common stock, $950,000 and $100,000 in proceeds from the sale of our Series B Stock and Series C Stock, respectively, and $908,500 in proceeds from the sale of 8% to 12% senior secured convertible notes during the nine months ended September 30, 2021. These sources of cash were offset, in part, by the repayment of convertible notes and loans payable of $146,831 and cash settlement of a derivative liability of $1,074,069 in accordance with note conversions during the nine months ended September 30, 2022, as compared to repayments of convertible notes and loans for $1,058,307 during the nine months ended September 30, 2021.

We believe that based on our current operating levels that we will need to raise additional funds by selling additional equity or incurring debt. To date, hawse have funded our operations primarily through sales of our common stock in public markets and proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. We have a substantial doubt about the our ability to continue as a going concern for the twelve months from the date of this report.

Our management intends to raise additional funds through the issuance of equity securities or debt. There can be no assurance that, in the event that we require additional financing, such financing will be available at terms acceptable to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. As a result, the substantial doubt about our ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

During the three and nine months ended September 30, 2022, there were no significant changes to the critical accounting estimates disclosed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022, the end of the period covered by this Quarterly Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting during our first three fiscal quarters, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32**	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_______________________

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2022	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

