Form 10-K
period 2022-12-31
Grom Social Enterprises, Inc.
filed 2023-04-17
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  001-40409

Grom Social Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-5542401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 NW Boca Raton Blvd., Suite #6, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 287-5776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	GROM	The Nasdaq Capital Market
Warrants to purchase shares of Common Stock, par value $0.001 per share	GROMW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,321,417.

As of April 14, 2023, there were 7,288,177 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report, including the documents that we have incorporated by reference, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Discussions containing forward-looking statements may be found in the material set forth under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in other sections of this Annual Report.

Forward-looking statements are necessarily subjective, are based upon our current plans, intentions, objectives, goals, strategies, beliefs, projections and expectations, and involve known and unknown risks, uncertainties and other important factors.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors" in this Annual Report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ii

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in the State of Florida on April 14, 2014 under the name Illumination America, Inc.

On August 17, 2017, we acquired Grom Holdings, Inc., a Delaware corporation (“Grom Holdings”), pursuant to a share exchange agreement (the “Share Exchange Agreement”) entered into on May 15, 2017 (the “Share Exchange”). In connection with the Share Exchange, the Company acquired 100% of the outstanding shares of capital stock of Grom Holdings from Grom Holdings’ stockholders in exchange for an aggregate of 115,473 shares of common stock, par value $0.001 per share, of the Company. As a result of the Share Exchange, the stockholders of Grom Holdings acquired approximately 92% of the Company’s then-issued and outstanding shares of common stock and Grom Holdings became a wholly-owned subsidiary of the Company. In connection with the Share Exchange, on August 17, 2017, we changed our name to Grom Social Enterprises, Inc.

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We conduct our business through our following subsidiaries:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“Top Draw HK”), and (ii) Top Draw Animation, Inc., a Philippines corporation (“Top Draw Philippines”). The group’s principal activities are the production of animated films and television series.

•	Grom Educational Services, Inc. (“GES”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 5, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

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

Strategy

•	Advertising Revenue. We believe that our app will enable us to begin to generate advertising revenue and the growth of our database may attract high-profile companies to advertise on our Grom Social website and mobile platforms, although there can be no assurances that advertisers will use our website or mobile app. We intend to emphasize to advertisers what we believe is the unique level of parental involvement on Grom Social. We currently have an agreement with SuperAwesome one of the largest COPPA complaint kid advertising companies in the world. A number of SuperAwesome’s clients, including Disney, Nickelodeon, and McDonalds are currently advertising on our platform. In addition, we currently have several advertisers that are advertising on our newly created Grom Safe Ads advertising program that allows pre-approved (by Grom) COPPA complaint ads to run on our platforms

•	Subscription Based Premium Content. Although we currently do not charge a subscription fee, we hope to be able to move to a subscription-based model in the future. We are continuously making software upgrades which we hope will enable us to offer premium content to users for which they will be charged a monthly subscription fee. Users that sign up for a premium program will become Grom Club Members which will enable them to utilize current and new features to:

➢	Create and view interactive videos that can be shared with other Grom Club Members, with non-paying Grom users and with any other third parties in their approved network;

➢	Receive exclusive Gromatar options and accessories including masks, voice modification, face modification, special effects, and numerous filters.

➢	Have unlimited access to new premium games;

➢	Engage in exclusive chats with athletes and celebrities that we hope to engage in the future;

➢	Receive discounts on Grom Social merchandise;

➢	Turn off ads; and

➢	Participate in Bookstore pre/reviews and live readings.

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

TD Holdings Limited and Subsidiaries

TD Holdings is a holding company that operates through its two wholly-owned subsidiaries (i) Top Draw Animation Hong Kong Ltd and (ii) Top Draw Animation, Inc. Based in Manila, Philippines, the group’s principal activities are the production of animated television series and movies. Top Draw Animation Hong Kong, which owns our animation studio in Manila, Philippines, contracts with third parties for the production of animated television series and movies. Through an intercompany agreement, Top Draw Animation then does the production work at our studio in Manila, Philippines.

Top Draw Animation is a full-service production and pre-production animation studio working with a diverse roster of global clients. It specializes in providing two-dimensional digital production services for animated television series and movies on a contract basis or under co-production arrangements.

Top Draw Philippines’ pre-production services include planning and creating storyboards, location design, model and props design, background color and color styling. Its production services focus on library creation, digital asset management, animation layout, background, library development, background layout scene assembly, posing, animation, composting and after-effects. Top Draw Philippines currently provides services to high-profile brands and properties, as well as all-new, original intellectual properties. Its studio produces over 200 half-hour segments of animated content annually which we believe makes it one of the top global producers of animation for television worldwide.

The following table depicts some of Top Draw Philippines’ recent notable projects:

Show	Client	Number of Series in Years	Period
My Little Pony	DHX Media	10	2010-2019
My Little Pony - Equestria Girls	DHX Media	7	2012-2013, 2015-2019
Tom and Jerry Seasons 2 - 5	Slap Happy Cartoons	4	2015-2019
Penn Zero: Part-Time Hero	Disney	1	2016-2017
Polly Pocket Seasons 1 - 4	WildBrain (formerly DHX Media)	3	2017-2021
Glitch Techs	Nickelodeon	1	2018-2019
Carmen Sandiego	WildBrain (formerly DHX Media)	2	2019-2020
Rhyme Time Town	DreamWorks	1	2019-2020
Viking Skool	Samka Production	1	2020
Archibald’s Next Big Thing Is Here	DreamWorks	1	2020-2021
Polly Pocket Season 3	DHX Media	3	2021
The Loud House Movie	New Nickelodeon Animation	1	2021
Bionic Max	Gaumont Animation	1	2021
Jamie’s Got Tentacles Seasons 1 - 3	Samka Production	3	2013, 2016, and 2021
The Guava Juice Show Seasons 1 - 2	Main Frame Studios	1	2021-2022
Half Heros Season 2	Cyber Group Studios	1	2021-2022
Strawberry Shortcake Seasons 1 - 2	WildBrain	1	2021-2022
Star Trek: Lower Decks	Titmouse	1	2022

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

Curiosity Ink Media, LLC

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

Acquisition of TD Holdings Limited

On July 1, 2016, we entered into a share sale agreement (the “TDH Share Sale Agreement”) for the acquisition of 100% of the capital stock of TD Holdings for which we paid $4,000,000 in cash, issued a 5% secured promissory note in the principal amount of $4,000,000 which originally matured on July 1, 2018 (the “TDH Note”), and 7,367,001 shares of our common stock valued at $4,240,000, or approximately $0.58 per share, to the selling shareholders of TDH (“TDH Sellers”). The TDH Share Sale Agreement was subsequently amended and on August 18, 2021, the Company paid the holders of the TDH Notes an aggregate of $834,760, representing all remaining amounts due and payable under the TDH Note.

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

Under the terms of the purchase agreement, the Note is convertible into shares of common stock of the Company at a conversion price of $98.40 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Note may be prepaid at any time, in whole or in part. The Note is subordinate to the Company’s senior indebtedness.

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

Grom Social, Inc.

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

TD Holdings Limited and Subsidiaries

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

Grom Educational Services, Inc.

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

Grom Nutritional Services, Inc.

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

Curiosity Ink Media, LLC

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

Trademarks

We currently own nine trademarks as follows:

Country	Mark	Status	Class	Serial Number	Filing Date	Registration Number	Registration Date	Owner Name	Expiration Date
US	GROM	Registered	042	85808178	12/20/2012	4464931	01/14/2014	Grom Social, Inc.	01/14/2024
US	GROM SKATE	Registered	009, 041	90530702	2/16/2021	6626893	1/25/2022	Grom Social, Inc.	1/25/2028
US	GROM SOCIAL	Registered	045	85562637	03/07/2012	4236835	11/06/2012	Grom Social, Inc.	11/06/2032
US	GROM SOCIAL AND DESIGN	Registered	042, 045	88256892	01/10/2019	6217313	12/08/2020	Grom Social Enterprises Inc.	12/08/2026

US	GROMPOUND	Registered	041	85865569	03/04/2013	4380376	08/06/2013	Grom Social, Inc.	08/06/2023
US	MAKING HAPPY HAPPEN	Pending	035, 041	97591379	09/14/2022	N/A	N/A	Grom Social Enterprises, Inc.	N/A
US	MAMABEAR	Registered	009	85631796	05/22/2012	4351472	06/11/2013	Grom Holdings Inc.	06/11/2023
US	NOGGIN JOGGIN LOGO	Pending Application	005	90197048	09/21/2020	N/A	N/A	Grom Nutritional Services, Inc.	05/11/2023
US	TECHTOPIA	Registered	009	86346608	07/24/2014	4820748	09/29/2015	Grom Social, Inc.	09/29/2025

Copyrights

We currently own twelve copyrights as follows:

Title	Claimant	Filing Date	Registration Number	Registration Date
CoCo	Grom Social Enterprises, Inc.	05/03/2022	VA 2-302-486	05/03/2022
Drone 2	Grom Social Enterprises, Inc.	05/03/2022	VA 2-302-307	05/03/2022
Drone 3	Grom Social Enterprises, Inc.	05/03/2022	VA 2-302-305	05/03/2022
Grom Social Characters	Grom Social, Inc.	07/20/2012	VA 1-861-879	07/20/2012
Grom Social Characters – Fall 2015	Grom Social, Inc.	01/12/2016	VA 2-000-079	01/12/2016
Hall	Grom Social Enterprises, Inc.	02/24/2022	VA 2-294-237	04/06/2022
Noswad	Grom Social, Inc.	04/09/2014	VAu 1-171-758	04/09/2014
Ollie	Grom Social, Inc.	03/11/2014	VAu 1-160-606	03/11/2014
Santa Claus	Grom Social Enterprises, Inc.	02/24/2022	VA 2-294-243	04/06/2022
Santa.com North Pole	Grom Social, Inc.	02/24/2022	VA 2-293-035	04/06/2022
YoYo	Grom Social Enterprises, Inc.	05/03/2022	VA 2-302-477	05/03/2022
Herbert Henry and Santa’s Secret Socitey	Curiosity Ink Media, LLC	11/28/2018	TX0008682635	03/05/2019

Employees

As of April 7, 2023, the Company had 22 full-time employees, 3 part-time employees and 2 independent contractors in the United States and 68 full-time employees and 37 part-time and 198 contracted employees in the Philippines.

Item 1A Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this Annual Report we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case the trading price of our common stock and warrants could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Related to Our Business

Our independent auditors concurred with our management’s assessment that raises concern as to our ability to continue as a going concern.

On a consolidated basis, we have incurred significant operating losses since inception. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2022, we have an accumulated deficit of $83.5 million.

Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring alternative sources of financing. Historically, we have raised capital through private placements of our equity securities and convertible notes and through officer loans as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and by obtaining short-term loans. We will be required to continue to do so until our consolidated operations become profitable.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Our future performance will depend on the continued engagement of key members of our management team.

Our future performance depends to a large extent on the continued services of members of our current management and other key personnel. While we have employment agreements with certain of our executive officers and key employees, the failure to secure the continued services of these or other key personnel for any reason, could have a material adverse effect on our business, operations, and prospects. We currently do not carry “key man insurance” on any of our executives.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results. To manage our growth effectively, we must continually evaluate and evolve our business and manage our employees, operations, finances, technology and development, and capital investments efficiently. Our efficiency, productivity and the quality of our Grom Social platform, original content and intellectual properties, animation business and web filtering user services and content may be adversely impacted if we fail to appropriately coordinate across our business operations. Additionally, rapid growth may place a strain on our resources, infrastructure, and ability to maintain the quality of our Grom Social platform. If and when our structure becomes more complex as we add additional staff, we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating revenues.

Future business acquisitions, strategic investments or alliances, if any, as well as business acquisition transactions, could disrupt our business and may not succeed in generating the intended benefits and may, therefore, adversely affect our business, revenue and results of operations.

We completed the acquisition of TD Holdings in 2016, and acquired 80% of Curiosity Ink Media, LLC in 2021. In the future, we may explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

•	our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, accounting practices or employee issues;

•	failure to successfully integrate acquired businesses;

•	diversion of management’s attention from operating our business to addressing acquisition integration challenges;

•	difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds;

•	anticipated benefits may not materialize;

•	retention of employees from the acquired company;

•	integration of the acquired company’s accounting, management information, human resources, and other administrative systems;

•	coordination of product development and sales and marketing functions;

•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement, claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

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

Some of our current and potential competitors have significantly greater resources and better competitive positions than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, our users, content providers or application developers may use information shared by our users through Grom Social in order to develop products or features that compete with us. Certain competitors, including Facebook, could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate, including by creating a social networking experience similar to ours with similar content and features. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which may negatively affect our business and financial results.

We believe that our ability to compete effectively depends upon many factors, including:

•	the age appropriateness, attractiveness, safety, ease of use, performance, and reliability of the Grom Social platform, our content and products compared to our competitors;

•	the size and composition of our user base;

•	the engagement of our users with our products;

•	the timing and market acceptance of content, services, and products, including developments and enhancements to our or our competitors’ content, services and products;

•	our ability to monetize our products, including our ability to successfully monetize mobile usage;

•	the frequency, size, and relative prominence of the ads and other commercial content displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts;

•	responding to changes mandated by legislation or regulatory authorities, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly programmers;

•	our ability to cost-effectively manage and grow our operations; and

•	our ability to cost-effectively manage and grow our operations; and

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

Our intellectual property rights are critical to our success, and the loss of such rights or the ability to obtain, maintain and protect our intellectual property rights could materially adversely affect our business.

We regard our trademarks, copyrights, and other intellectual property rights as critical to our success and attempt to obtain, maintain and protect such intellectual property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. Our success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our property and technology. We rely on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology and prevent others from duplicating our products. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

If our trademarks and tradenames are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these trademarks or trade names, which we need to build name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, or dilution claims brought by owners of other trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our rights related to trademarks, trade secrets, domain names or other intellectual property rights may be ineffective, could result in substantial costs and diversion of resources and could adversely affect our business, financial condition and results of operations.

We may be subject to claims alleging the intellectual property subject to our licensing agreements is violating the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and intellectual property rights of others. We could be required to participate in interference proceedings involving issued patents and pending applications of another entity. The cost to us of any such proceeding could be substantial. An adverse outcome in an interference proceeding could require us to cease using the technology, to substantially modify it or to license rights from prevailing third parties. There is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license is made available to us or could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our services, technologies or other matters.

Risks Related to Grom Social

If we fail to retain existing users or add new users, or if our users decrease their level of engagement, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success. We have over 28 million Grom Social users under the age of 13 and an almost equal number of parents in our database as of October 2022.. Our future financial performance will be significantly determined by our success in adding, retaining, and engaging users. We define a “user” as any child under the age of 13 who joins Grom Social through the website or downloads the Grom Social app from a mobile app store, and any parent who joins Grom Social and any student or faculty that uses our NetSpective web filtering platform. If people do not perceive our site and the content that we offer to be enjoyable, engaging, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their interaction on our website. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A decrease in user retention, growth, or engagement could render us less attractive to developers and advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect our ability to attract and retain user and to increase their engagement on the website, including, if:

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

We believe that maintaining and enhancing the Grom Social brand is central to expanding our base of users and advertisers. Many of our new users are referred by existing users, and therefore we strive to ensure that our users remain favorably inclined towards our brand. Maintaining and enhancing our brand will depend largely on our ability to continue to provide age-appropriate, enjoyable, reliable, trustworthy, and innovative content and services, which we may not do successfully. We may introduce new content or terms of service that users do not like, which may negatively affect our brand. Additionally, the actions of third-party developers may affect our brand if users do not have a positive experience using third-party apps and websites integrated with our website. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our brand may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain the Grom Social brand or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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

A variety of federal, state and foreign laws and regulations govern privacy and the collection, use, retention, sharing and security of personal information. We collect, process, use, share and retain personal information and other user data, including information about our users as they interact with our platform, and we have a privacy policy concerning our use of data on our platform. We are subject to COPPA which regulates the collection, use, and disclosure of personal information from children under 13 years of age and CIPA, which addresses concerns about children’s access to obscene or harmful content over the Internet.

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

If any of our relationships with internet search websites terminate, if such websites’ methodologies are modified or if we are outbid by competitors, traffic to our websites could decline.

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

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computer power we will need. We could incur substantial costs if we need to modify our websites or our infrastructure to adapt to technological changes. If we do not maintain our network infrastructure successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users’ experience could decline. Maintaining an efficient and technologically advanced network infrastructure is particularly critical to our business because of the pictorial nature of the products and services provided on our websites. A decline in quality could damage our reputation and lead us to lose current and potential users and advertisers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

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

Although we report our results of operations in U.S. dollars, approximately 88% of our revenue is currently denominated in foreign currencies. We do not hedge against currency fluctuations and unfavorable fluctuations in foreign currency exchange rates. Such fluctuations could have a material adverse effect on our results of operations.

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

During the year ended December 31, 2022, Top Draw accounted for approximately 88.4% of our consolidated revenue. During the same period, four of Top Draw’s clients accounted for approximately 70.8% of our consolidated revenue. Although the relative percentages by client may change from quarter to quarter, the reliance upon a limited number of clients is not expected to change for the foreseeable future. As a result, a decrease in business or revenue from any one or more of these key clients could materially negatively impact Top Draw’s and our revenue, results of operation, and financial condition.

The success of Top Draw, and consequently our success, depends on certain key employees.

The success of Top Draw, and consequently our success depends to a significant extent on the performance of certain senior management personnel and other key employees. In particular, we are dependent upon the services of Russell Hicks or Jared Wolfson to operate and manage Top Draw. The loss of the services of Russell Hicks or Jared Wolfson could have a material adverse effect on our business, revenue, and results of operations.

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

Our common stock is listed on The Nasdaq Capital Market under the symbol “GROM.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to remain in compliance with Nasdaq’s listing standards or if we do later fail to comply and subsequently regain compliance with Nasdaq’s listing standards, that we will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our common stock will be delisted from Nasdaq.

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

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of our common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

The voting and conversion rights of our issued and outstanding shares of Series C Stock will have the effect of diluting the voting power of existing common stockholders.

Our authorized capital stock includes 25,000,000 shares of preferred stock, of which 2,000,000 shares are designated as Series A Stock, 10,000,000 shares are designated as Series B Stock, and 10,000,000 shares are designated as Series C Stock. As of April 7, 2023, no shares of our Series A Stock or Series B Stock, and 9,281,809 shares of Series C Stock, are issued and outstanding. The holders of our outstanding shares of Series C Stock may at any time, after the 6-month anniversary of the issuance of their shares of Series C Stock, convert such shares into shares of our common stock at a conversion price equal to $57.60. In addition, the Company may, at any time, require conversion of all or any of the Series C Stock then outstanding at a conversion price equal to $57.60. The conversion of shares of our Series C Stock will dilute your interests. If all of the shares of our Series C Stock were converted, we would have 161,143 additional shares of common stock issued and outstanding, which, based on the 7,288,177 shares outstanding as of April 7, 2023, would represent approximately 2.2% of our shares of common stock outstanding, if all of the shares of our Series C Stock were converted.

In addition, the holders of shares of our Series C Stock vote together as a single class with the holders of shares of our common stock, with each share entitling the holder to 1.5625 votes per share. Therefore, as of April 7, 2023, the holders of our 9,281,809 shares of Series C Stock, have an aggregate of approximately 14,502,828 votes, representing approximately 56% of our voting power.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control, including:

•	The announcement of new products by our competitors;

•	The release of new products by our competitors;

•	Developments in our industry or target markets; and

•	General market conditions including factors unrelated to our operating performance.

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

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock,” a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”). Complying with these laws and regulations requires the time and attention of our board of directors and management and increases our expenses. Among other things, we are required to:

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to functional controls and segregation of duties. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could result in a material adverse effect on our business. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In addition, we would likely incur additional accounting, legal and other costs in connection with any remediation steps. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, in connection with, PCAOB Auditing Standard No. 5 which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and concluded that our internal controls and procedures were not effective.

Risks Related to COVID-19

The uncertainty and extent of the COVID-19 pandemic may continue to have an adverse effect on our operations and on the global capital markets.

The current outbreak of COVID-19 could continue to have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of production facilities. Any such disruption or delay would likely impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

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

Our animation business leases an aggregate of approximately 26,600 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila for administration and production purposes. We currently pay approximately $20,500 per month for such space (which increases by approximately 5% per year). These leases expire in December 2027.

Our web filtering business leases approximately 1,400 square feet in Norcross, Georgia, for approximately $2,250 per month pursuant to a five-year lease which expires in May 2023. The lease payments increase by approximately 3% annually.

Our original content business leases approximately 1,700 square feet in Los Angeles, California, for approximately $4,800 per month pursuant to a two-year lease which expires in October 2023. The lease payments increase by approximately 3.5% annually.

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

The last reported sales price of our common stock on the Nasdaq Capital Market on April 14, 2023, was $0.63.

Holders

As of April 7, 2022, there were 444 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,950	(1)	$89.40	50,285

Equity compensation plans not approved by security holders (1)	7,251	(2)	$460.80	–

______________

(1) Represents options to purchase an aggregate of 6,950 shares of common stock issued to officers and employees for services provided to the Company at an exercise price of $89.40.

(2) Represents (i) options to purchase an aggregate of 5,622 shares of common stock issued to officers and employees for services provided to the Company at exercise prices between $230.40 and $748.80 and (ii) options to purchase an aggregate of 1,629 shares of common stock issued to consultants and contractors for services provided to the Company at an exercise price of $230.40.

Unregistered Sales of Equity Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On November 21, 2022, we sold 18,727 shares of common stock for gross proceeds of $100,000 to an accredited investor in a private offering.

On November 29, 2022, we sold an aggregate of 32,771 shares of common stock for aggregate gross proceeds of $175,000 to two accredited investors in a private offering.

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

ITEM 6.  [Reserved]

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

The share and per share information in the following discussion reflects a reverse stock split of our outstanding common stock at a 1-for-30 ratio, effective as of December 9, 2022.

Overview

We were incorporated in the State of Florida on April 14, 2014 under the name Illumination America, Inc.

On August 17, 2017, we acquired Grom Holdings, Inc., a Delaware corporation (“Grom Holdings”), pursuant to a share exchange agreement (the “Share Exchange Agreement”) entered into on May 15, 2017 (the “Share Exchange”). In connection with the Share Exchange, the Company acquired 100% of the outstanding shares of capital stock of Grom Holdings from Grom Holdings’ stockholders in exchange for an aggregate of 115,473 shares of common stock, par value $0.001 per share, of the Company. As a result of the Share Exchange, the stockholders of Grom Holdings acquired approximately 92% of the Company’s then-issued and outstanding shares of common stock and Grom Holdings became a wholly-owned subsidiary of the Company. In connection with the Share Exchange, on August 17, 2017, we changed our name to Grom Social Enterprises, Inc.

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We conduct our business through our following subsidiaries:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“Top Draw HK”), and (ii) Top Draw Animation, Inc., a Philippines corporation (“Top Draw Philippines”). The group’s principal activities are the production of animated films and television series.

•	Grom Educational Services, Inc. (“GES”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 5, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

We own 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity.

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to affect the United States and global economies.

We experienced significant disruptions to our business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affect both us and our service providers. We have significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, our animation studio, located in Manila, Philippines, which accounts for approximately 88% of our total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

In response to the outbreak and business disruption, we instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of our administrative offices and production studio. We also implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In January 2022, we started to recall artist and employees to return to the studio which is currently operating at 50% seat capacity.

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

Recent Developments

PIPE Offering and Related Waiver

On January 25, 2023, we consummated a private investment in public equity financing (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement, dated January 25, 2023, as amended (the “2023 SPA”), by and between us and the purchaser named therein (the “2023 SPA Selling Stockholder”) and issued (i) 100,000 shares of common stock; (ii) 1,327,434 warrants (the “Purchase Warrants”) to purchase an aggregate of 2,323,010 shares of common stock; and (iii) 1,227,434 prefunded warrants (the “Pre-Funded Warrants,” and together with the Purchase Warrants, the “Warrants”) to purchase an aggregate of 1,227,434 shares of common stock. The purchase price of each share of common stock and associated Purchase Warrant was $2.26. The purchase of each Pre-Funded Warrant and associated Purchase Warrant was $2.25. The aggregate gross proceeds of the PIPE Offering was approximately $3 million, before deducting fees to the placement agent and other expenses payable by us. EF Hutton, division of Benchmark Investments, LLC, acted as the exclusive placement agent in connection with the PIPE Offering.

In connection with the PIPE Offering, we entered into a waiver agreement (the “Waiver”) with L1 Capital Global Opportunities Master Fund (“L1”) waiving certain provisions of the Securities Purchase Agreement, dated as of September 14, 2021 (the “2021 SPA”), by and between us and L1. Pursuant to the terms of the Waiver, L1 waived certain provisions of the 2021 SPA and in consideration thereof, we (i) issued 150,000 purchase warrants substantially similar to the Purchase Warrants issued in connection with the 2023 SPA; and (ii) paid a cash fee of $50,000 to L1.

The Purchase Warrants are immediately exercisable for $2.26 per share of common stock, subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the purchase warrant agreement (the “Purchase Warrant Agreement”)), until the fifth anniversary of the original issuance date (the “Expiration Date”). The Prefunded Warrants are immediately exercisable for $0.01 per share of common stock, subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the Prefunded Warrant), until all of the Prefunded Warrants are exercised in full. The exercise of the Warrants is subject to beneficial ownership limitations.

Pursuant to the 2023 SPA, the Company is obligated to hold a special stockholders’ meeting no later than 60 days following the date of the 2023 SPA to solicit the approval of the issuance of the shares of common stock, Warrants and the shares of common stock underlying the Warrants in compliance with the rules of the Nasdaq Stock Market (without regard to any limitations on exercise set forth in the Purchase Warrant Agreement or the prefunded warrant agreement (the “Prefunded Warrant Agreement”). On March 27, 2023, we held a virtual special meeting of stockholders, and at the meeting, the issuance of the securities in compliance with the rules of the Nasdaq Stock Market has been approved.

In connection with the PIPE Offering, we entered into a Registration Rights Agreement with the Purchasers, dated January 25, 2023 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC no later than the 7th calendar day following the date of the Registration Rights Agreement, and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 30th calendar day following the date of the Registration Rights Agreement, or in the event of a “full review” by the SEC, the 45th day following the date of the Registration Rights Agreement. On February 2, 2023, we filed the registration statement, and on February 9, 2023, the registration statement was declared effective by the SEC.

Potential Strategic Partnerships in the Pipeline

We continue to evaluate strategic acquisition opportunities to help accelerate our growth and complement our existing business. We are currently in various levels of negotiations with three potential strategic partners.

1.	We are in active negotiations with a Hollywood director to partner with CIM to direct a feature film with one of our properties.

2.	We are in discussion with a Canada-based 20-year-old company to acquire a 30% stake in the full service animation studio which we believe will provide a strategic advantage for Top Draw Philippines.

3.	We are in active negotiations to acquire a stake in a European kids entertainment property that has broadcast, buyer and distribution commitments in various parts of the world.

Notice of Delisting of Failure to Satisfy a Continued Listing Rule or Standard

On May 24, 2022, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the continued listing status of our common stock on Nasdaq, and, therefore, our listing remained fully effective. We were provided initial and extended compliance periods of 360 calendar days from the date of the Notice, or until May 22, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

On December 23, 2022, we received a compliance letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that the closing bid price of our common stock has been at $1.00 per share or greater for the last 10 consecutive business days and thus we have regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

On April 10, 2023, we received a second deficiency letter (the “Second Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Second Notice has no immediate effect on the continued listing status of our common stock on Nasdaq, and, therefore, our listing remains fully effective. We have been provided an initial compliance period of 180 calendar days from the date of the Second Notice, or until October 9, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

Reverse Stock Split

On October 4, 2022, the Board and shareholders approved the granting of authority to the Board to amend our articles of incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock, by a ratio of no less than 1-for-2 and no more than 1-for-30, with the exact ratio to be determined by the Board in its sole discretion, and with such reverse stock split to be effective at such time and date, if at all, as determined by the Board in its sole discretion. On December 9, 2022, the Board effected a 1-for-30 reverse stock split in connection with our continued listing of our common stock on Nasdaq.

The reverse stock split did not have any impact on the number of authorized shares of common stock, which remains at 500,000,000 shares. All share and per share information in this Annual Report reflects the reverse stock split of our outstanding common stock at a ratio of 1-for-30.

Resignation and Appointment of Executive Officers and Directors

On April 22, 2022, we entered into an Executive Separation Agreement with Melvin Leiner (the “Separation Agreement”), pursuant to which Mr. Leiner retired from his positions as our Executive Vice President and Chief Operating Officer. Pursuant to the Separation Agreement, Mr. Leiner’s employment with us ended on April 22, 2022, and Mr. Leiner is to receive separation payments over a 9-month period equal to his base salary, as well as certain limited health benefits.

On the same day, Mr. Leiner resigned from our board of directors, effective immediately. Mr. Leiner did not resign as a result of any disagreement with us on any matter relating to our operations, policies or practices.

Results of Operations

For the years ended December 31, 2022 and December 31, 2021

Revenue

Revenue for the year ended December 31, 2022 was $5,426,501, compared to revenue of $6,297,922 during the year ended December 31, 2021, representing a decrease of $871,421 or 13.8%.

Animation revenue for the year ended December 31, 2022 was $4,931,776, compared to animation revenue of $5,602,466 during the year ended December 31, 2021, representing a decrease of $670,690 or 12.0%. The decrease in animation revenue is primarily attributable to client delays in providing us with necessary productions materials and content and in the execution and commencement of previously negotiated contracts.

Web filtering revenue for the year ended December 31, 2022 was $482,861, compared to web filtering revenue of $594,996 during the year ended December 31, 2021, representing a decrease of $112,135 or 18.8%. The decrease is primarily due to a decline in organic sales growth, and the timing or loss of multi-year contract renewals.

Produced and licensed content revenue for the year ended December 31, 2022 was $0, compared to produced and licensed content revenue of $98,301 during the year ended December 31, 2021. The decrease in produced and licensed content revenue is attributable to revenue fluctuations in our original content business at Curiosity Ink Media LLC. Many of our properties are in the development stage, at various points, and approaching monetization. Revenue fluctuations will be anticipated until such time that we release multiple saleable properties into the marketplace.

Other revenue is generated from royalties received from our publishing activities, sales and commissions through our Santa.com e-commerce website, and subscription and advertising revenue from our Grom Social mobile application. Other revenue for the year ended December 31, 2022 was $11,864 compared to other revenue of $2,159 during the year ended December 31, 2021, representing an increase of $9,705 or 449.5%, primarily attributable to ecommerce sales and commissions.

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

Gross profit for the years ended December 31, 2022 and 2021 were $1,761,735, or 32.5%, and $2,590,654, or 41.1%, respectively. The decrease in gross profit is primarily attributable lower contract margins realized in our animation business due to the absorption of fixed overhead expenses against reduced revenue levels and certain projects exceeding budgeted costs.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $20,432,157, compared to operating expenses of $9,463,580 during the year ended December 31, 2021, representing an increase of $10,968,577 or 115.9%. The increase is primarily attributable to impairment charges of approximately $11.3 million against the goodwill of our animation and original content businesses. Additionally, we incurred higher selling, general and administrative costs, specifically in research and development; employee headcount, compensation and benefits from the acquisition of Curiosity; and stock-based compensation from the grant of stock option awards.

Selling, general and administrative (“SG&A”) expenses are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $7,313,145 for the year ended December 31, 2022, compared to $5,811,792 for the year ended December 31, 2021, representing an increase of $1,501,353 or 25.8%.

Professional fees are comprised of accounting and compliance services, legal services, investor relations and other advisory fees. Professional fees were $1,467,323 for the year ended December 2022, compared to $2,773,510 for the year ended December 31, 2021, representing a decrease of $1,306,187 or 47.1%.

At December 31, 2022, we performed our annual impairment tests as prescribed by ASC 350 on the carrying value of our goodwill and recorded an aggregate impairment charge of $11,340,115; of which $6,202,888 was attributed to the carrying value of goodwill related to our TD Holdings Ltd animation business acquired in 2016, and $5,137,227 was attributed to the carrying value of goodwill related to our Curiosity Ink Media original content business acquired in 2021. The determination was made as the result of our qualitative assessment of each business unit, including the decline in our animation revenues and delay in monetization of our original content properties. Comparatively, at December 31, 2021, we performed our annual impairment tests on the carrying value of our goodwill and recorded an impairment charge totaling $382,798; of which $276,448 was attributed to the carrying value of goodwill and $106,350 of intangible assets related to the NetSpective webfiltering business acquired in 2017. The determination was made as the result of our qualitative assessment of our webfiltering business, including a multi-year decline in sales revenue and the unexpected loss of certain renewal customer accounts.

Other Income (Expense)

Net other income for the year ended December 31, 2022 was $2,349,862, compared to a net other expense of $3,329,015 for the year ended December 31, 2021, representing an increase of $5,678,877 or 170.6%. The increase in net other income is primarily attributable to a gain of $5,586,493 recorded for the change in fair value of our contingent purchase consideration, offset in part by increased interest expense of $1,052,350 related to the recognition of a derivative liability and a loss of $143,598 on the settlement of a substantial portion of the derivative liability recognized during the year ended December 31, 2022.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $3,348,867 for the year ended December 31, 2022, compared to $2,556,689 during the year ended December 31, 2021, representing an increase of $792,178 or 31.0%. The increase is attributable to both an increase in amortization expense associated with debt discounts and the derivative liability expense.

During the year ended December 31, 2021, we recorded a one-time extinguishment loss of $947,179 related to the exchange of $1,447,996 in principal and interest accrued under certain convertible notes for 2,395,175 shares of our Series B Stock and gain on loan forgiveness of the paycheck protection program loan of $228,912.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $17,068,222, or $23.17 per share, for the year ended December 31, 2022, compared to a net loss attributable to common stockholders of $10,612,267, or $34.21 per share, during the year ended December 31, 2021 representing an increase in net loss attributable to common stockholders of $6,455,946 or 60.8%.

Liquidity and Capital Resources

At December 31, 2022, we had cash and cash equivalents of $3,871,176.

Net cash used in operating activities for the year ended December 31, 2022 was $6,976,120, compared to net cash used in operating activities of $7,856,243 during the year ended December 31, 2021 representing a decrease in cash used of $880,123, primarily due to the increase in our loss from operations, offset by the recognition of a derivative liability, impairment to goodwill of our animation business, change in the fair value of our contingent purchase consideration, and change in our working capital assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2022 was $91,297, compared to net cash used in investing activities of $417,096 during the year ended December 31, 2021 representing a decrease in cash used of $325,799. This decrease is directly attributable to $373,592 of net cash consideration paid for the acquisition of Curiosity Ink Media during the year ended December 31, 2021, offset in part by an increase of $61,211 in the amount of fixed assets purchased and/or leasehold improvements made primarily by our animation studio in Manilla, Philippines during the year ended December 31, 2022.

Net cash provided by financing activities for the year ended December 31, 2022 was $4,471,967, compared to net cash provided by financing activities of $14,673,567 for the year ended December 31, 2021 representing an increase in cash provided of $10,201,600. The primary reason for the decrease is attributable to the amount of proceeds received from of our public equity offering and issuance of convertible notes completed in 2021 as compared to proceeds received from our follow-on offering completed in 2022.

Our primary sources of cash from financing activities during the year ended December 31, 2022 were attributable to $4,360,330 in proceeds from the sale of our common stock and $1,444,000 in proceeds from the sale of senior secured convertible notes, as compared to $10,220,351 in proceeds from the sale of our common stock, $1,050,000 in proceeds from the sale of our preferred stock, and $4,516,700 in proceeds from the sale of senior secured convertible notes during the year ended December 31, 2021. These sources of cash were offset, in part, by the repayment of convertible notes and loans payable of $185,741 and cash settlement of a derivative liability of $1,146,901 in accordance with note conversions during the year ended December 31, 2022, as compared to repayments of convertible notes and loans for $1,146,485 during the year ended December 31, 2021.

Going Concern

On a consolidated basis, we have incurred significant operating losses since inception. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2022, we have an accumulated deficit of $83.5 million. During the year ended December 31, 2022, we used approximately $7.0 million in cash from operating activities.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Based on current operating levels, we will need to raise additional funds by selling additional equity or incurring debt. To date, we have funded our operations primarily through sales of our common stock in public markets, proceeds from the exercise of warrants to purchase common stock, and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of our products and services, the expansion of sales and marketing activities, the timing and extent of spending on content development efforts, and the continuing market acceptance of our products and services. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

Our management intends to raise additional funds through the issuance of equity securities or debt. It is probable that our management will continue to obtain new sources of financing that will enable us to meet our obligations for the twelve-month period. There can be no assurance that, in the event we require additional financing, such financing will be available at terms acceptable to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. As a result, the substantial doubt about our ability to continue as a going concern has not been alleviated. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Segment and Related Information

We operate as a single segment. Our chief operating decision maker is our Chief Executive Officer, who manages operations for purposes of allocating resources.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and December 31, 2021. We use the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, the Company determines it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is performed.

The quantitative goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market.

If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment identified is included within "goodwill impairment" in the consolidated statements of operations.

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

We performed our annual fair value assessment at December 31, 2022 on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that an impairment charge of $11,340,115 was necessary.

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

We evaluated the recoverability of our long-lived assets at December 31, 2022, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect that the adoption of this standard will have a material impact.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROM SOCIAL ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Grom Social Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grom Social Enterprises, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Evaluation

As discussed in Notes 2 and 9 to the financial statements, management conducts a goodwill impairment assessment annually at December 31, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined through the use of the income approach using estimates of future cash flows attributable to the respective reporting units. As a result of the annual impairment assessment, the Company recognized $11.3 million of goodwill impairment related to the reporting unit.

We identified the impairment of goodwill as a critical audit matter because of significant judgments required by management to estimate the fair value of its reporting unit, including forecasted cash flows, revenue growth rates and discount rate. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions used in the model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of management’s estimates of future cash flows, the selection of cash flow multiples for the Company’s reporting unit, and the evaluation of the discount rate included the following, among others:

–	Tested the mathematical accuracy of the calculations and evaluated significant assumptions and the underlying data used by the Company by performing procedures to test the projected revenues, projected direct costs, projected operating expenses, and projected capital expenditures by comparing them with the historical forecasted results of the respective reporting unit and assessing the impacts of internal and/or external economic factors.

–	We assessed management’s ability to forecast by comparing historical projections to actual results and comparing current forecasted projections to historical trends, industry data, and underlying business strategies.

–	The work of managements specialists was used in performing the procedures to evaluate the reasonableness of the fair value of the reporting unit as well as the assumptions used in the model. As a basis for using this work, management’s specialist qualifications were understood and the business relationship with managements specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by managements specialists, tests of the data used by managements specialists, and an evaluation of their findings.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2022.

Somerset, New Jersey

April 17, 2023

GROM SOCIAL ENTERPRISES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$3,871,176	$6,530,161
Accounts receivable, net	1,162,230	968,579
Inventory, net	92,303	91,361
Prepaid expenses and other current assets	605,497	457,578
Total current assets	5,731,206	8,047,679
Operating lease right of use assets	1,069,222	593,405
Property and equipment, net	285,676	577,988
Goodwill, net of accumulated impairment	10,567,484	22,376,025
Intangible assets, net	5,364,231	5,073,074
Deferred tax assets, net	–	465,632
Other assets	1,627,078	721,160
Total assets	$24,644,897	$37,854,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$839,679	$467,711
Accrued liabilities	378,954	400,329
Dividend payable	371,799	459,068
Advanced payments and deferred revenues	576,338	404,428
Convertible notes, net – current	503,465	2,604,346
Loans payable – current	–	36,834
Related party payables	50,000	50,000
Lease liabilities – current	269,681	333,020
Total current liabilities	2,989,916	4,755,736
Convertible notes, net of loan discounts	68,199	716,252
Lease liabilities	803,958	284,848
Contingent purchase consideration	–	5,586,493
Other noncurrent liabilities	434,976	390,833
Total liabilities	4,297,049	11,734,162

Commitments and contingencies (Note 18)

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; zero 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,281,759 and 9,400,259 shares issued and outstanding as of December 31, 2022 and 2021, respectively	9,282	9,400
Common stock, $0.001 par value. 500,000,000 shares authorized; 2,515,290 and 433,518 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,515	434
Additional paid-in capital	101,726,355	89,863,573
Accumulated deficit	(83,472,412)	(66,404,190)
Accumulated other comprehensive loss	(166,129)	(30,755)
Total Grom Social Enterprises, Inc. stockholders' equity	18,099,611	23,438,462
Noncontrolling interests	2,248,237	2,682,339
Total stockholders' equity	20,347,848	26,120,801
Total liabilities and equity	$24,644,897	$37,854,963

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2022 and 2021

	2022	2021

Sales	$5,426,501	$6,297,922
Cost of goods sold	3,664,766	3,707,267
Gross profit	1,761,735	2,590,655
Operating expenses:
Depreciation and amortization	311,574	495,480
Selling, general and administrative	7,313,145	5,811,792
Professional fees	1,467,323	2,773,510
Impairment of goodwill	11,340,115	276,448
Impairment of intangible assets	–	106,350
Total operating expenses	20,432,157	9,463,580
Loss from operations	(18,670,422)	(6,872,925)
Other income (expense)
Interest expense, net	(3,348,867)	(2,556,689)
Loss on settlement of debt	–	(947,179)
Loss on settlement of derivative liability	(143,598)	–
Unrealized gain on change in fair value of derivative liability	49,047	–
Unrealized gain on change in fair value of contingent purchase consideration	5,586,493	–
Other gains	206,787	174,853
Total other income (expense)	2,349,862	(3,329,015)
Loss before income taxes	(16,320,560)	(10,201,940)
Provision for income taxes	446,178	21,042
Net loss	(16,766,738)	(10,222,982)
Loss attributable to noncontrolling interest	(434,102)	(69,775)
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(16,332,636)	(10,153,207)
Preferred stock dividend payable on Series C convertible preferred stock	(735,586)	(459,069)
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	$(17,068,222)	$(10,612,276)

Basic and diluted loss per common share	$(23.17)	$(34.21)

Weighted-average number of common shares outstanding:
Basic and diluted	736,522	310,247

Comprehensive loss:
Net loss	$(16,766,738)	$(10,222,982)
Foreign currency translation adjustment	(135,374)	8,579
Comprehensive loss	(16,902,112)	(10,214,403)
Comprehensive loss attributable to noncontrolling interests	(434,102)	(69,775)
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(16,468,010)	$(10,144,628)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2021	–	$–	5,625,884	$5,626	–	$–

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	950,000	950	–	–
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	75,000	75	–	–
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,564,175	2,564	–	–
Exchange of Series B preferred stock for Series C preferred stock	–	–	(9,215,059)	(9,215)	9,215,059	9,215
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	–	–	85,200	85
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	–	–	100,000	100
Preferred stock dividend payable on Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock in connection with the issuance of convertible note(s)	–	–	–	–	–	–
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	–	–	–	–
Issuance of common stock in connection with the acquisition of a business	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Fair value of noncontrolling interest in an acquired business	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, December 31, 2021	–	$–	–	$–	9,400,259	$9,400

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Preferred stock dividend payable on Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with Series C preferred stock dividend	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(118,500)	(118)
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to convertible notes	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, December 31, 2022	–	$–	–	$–	9,281,759	$9,282

(continued)

6

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (continued)

For the Years Ended December 31, 2022 and 2021

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interest	Equity

Balance, January 1, 2021	206,560	$207	$64,422,897	$(55,791,914)	$(39,334)	$–	$8,597,482

Net loss	–	–	–	(10,153,207)	–	(69,775)	(10,222,982)
Change in foreign currency translation	–	–	–	–	8,579	–	8,579
Issuance of Series B preferred stock with common stock in connection with sales made under private offerings	–	–	949,050	–	–	–	950,000
Issuance of Series B preferred stock in exchange for consulting, professional and other services	–	–	74,925	–	–	–	75,000
Exchange of convertible notes and accrued interest for Series B preferred stock	–	–	2,561,611	–	–	–	2,564,175
Exchange of Series B preferred stock for Series C preferred stock	–	–	–	–	–	–	–
Exchange of convertible notes and accrued interest for Series C preferred stock	–	–	85,165	–	–	–	85,250
Issuance of Series C preferred stock with common stock in connection with sales made under private offerings	–	–	99,900	–	–	–	100,000
Preferred stock dividend payable on Series C preferred stock	–	–	–	(459,069)	–	–	(459,069)
Issuance of common stock in connection with sales made under public offerings	92,369	92	10,220,259	–	–	–	10,220,351
Issuance of common stock in connection with the exercise of common stock purchase warrants	6,965	7	32,994	–	–	–	33,001
Issuance of common stock as compensation to employees, officers and/or directors	5,265	5	410,647	–	–	–	410,652
Issuance of common stock in exchange for consulting, professional and other services	9,656	10	1,199,125	–	–	–	1,199,135
Issuance of common stock in connection with the issuance of convertible note(s)	592	1	39,749	–	–	–	39,750
Issuance of common stock warrants in connection with the issuance of convertible notes	–	–	1,895,078	–	–	–	1,895,078
Issuance of common stock in connection with the acquisition of a business	59,063	59	5,421,903	–	–	–	5,421,962
Conversion of convertible notes and accrued interest into common stock	53,161	53	2,048,744	–	–	–	2,048,797
Fair value of noncontrolling interest in an acquired business	–	–	–	–	–	2,752,114	2,752,114
Recognition of beneficial conversion features related to convertible notes	–	–	318,616	–	–	–	318,616
Stock based compensation expense related to stock options	–	–	82,910	–	–	–	82,910

Balance, December 31, 2021	433,631	$434	$89,863,573	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

Net loss	–	–	–	(16,332,636)	–	(434,102)	(16,766,738)
Change in foreign currency translation	–	–	–	–	(135,374)	–	(135,374)
Preferred stock dividend payable on Series C preferred stock	–	–	–	(735,586)	–	–	(735,586)
Issuance of common stock in connection with Series C preferred stock dividend	27,033	27	833,712	–	–	–	833,739
Conversion of Series C preferred stock into common stock	2,057	2	116	–	–	–	–
Issuance of common stock in connection with sales made under public offerings	1,415,682	1,416	4,083,914	–	–	–	4,085,330
Issuance of common stock in connection with the exercise of common stock purchase warrants	279,069	279	–	–	–	–	279
Issuance of common stock in connection with sales made under private offerings	51,498	51	274,949	–	–	–	275,000
Issuance of common stock in exchange for consulting, professional and other services	5,950	6	116,730	–	–	–	116,736
Conversion of convertible notes and accrued interest into common stock	299,938	300	5,874,700	–	–	–	5,875,000
Recognition of beneficial conversion features related to convertible notes	–	–	363,329	–	–	–	363,329
Stock based compensation expense related to stock options	–	–	315,332	–	–	–	315,332

Balance, December 31, 2022	2,514,857	$2,515	$101,726,355	$(83,472,412)	$(166,129)	$2,248,237	$20,347,848

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities of continuing operations:
Net loss	$(16,766,738)	$(10,222,982)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	593,438	814,849
Amortization of debt discount	2,194,302	2,061,470
Provision for doubtful accounts	–	2,195
Provision for excess or obsolete inventory	5,321	–
Common stock issued for financing costs	–	10,000
Common stock issued in exchange for fees and services	116,737	1,274,135
Convertible notes issued for financing costs	–	59,633
Deferred taxes	466,089	65,925
Derivative expense	1,052,350	–
Goodwill impairment	11,340,115	276,448
Intangible asset impairment	–	106,350
Stock based compensation	315,332	493,563
Amortization of rights-of-use assets	365,636	304,560
Loss on disposal of property and equipment	2,237	2,692
Loss on extinguishment of debt	–	718,267
Loss on settlement of derivative liability	143,598	–
Gain on change in fair value of derivative liability	(49,047)	–
Gain on change in fair value of contingent purchase consideration	(5,586,493)	–
Changes in operating assets and liabilities:
Accounts receivable	(192,730)	(382,843)
Inventory	(6,253)	22,571
Prepaid expenses and other current assets	(147,545)	(37,523)
Other assets	(974,380)	(457,065)
Accounts payable	342,182	(770,656)
Accrued liabilities	(21,375)	(1,149,202)
Advanced payments and deferred revenues	170,937	(562,625)
Income taxes payable and other noncurrent liabilities	44,055	(79,581)
Operating lease liability	(383,888)	(310,683)
Related party payables	–	(95,741)
Net cash used in operating activities	(6,976,120)	(7,856,243)

Cash flows from investing activities:
Cash consideration for acquisition of business	–	(373,592)
Purchase of fixed assets	(104,715)	(43,504)
Proceeds from sale of property and equipment	13,418	–
Net cash used in investing activities	(91,297)	(417,096)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	–	1,050,000
Proceeds from exercise of common stock purchase warrants, net of issuance costs	279	33,001
Proceeds from issuance of common stock, net of issuance costs	4,360,330	10,220,351
Proceeds from issuance of convertible notes	1,444,000	4,516,700
Repayments of convertible notes	(148,907)	(1,092,447)
Repayments of loans payable	(36,834)	(54,038)
Repayment of settlement of derivative liability upon note conversion	(1,146,901)	–
Net cash provided by financing activities	4,471,967	14,673,567

Effect of exchange rates on cash and cash equivalents	(63,535)	9,633
Net increase (decrease) in cash and cash equivalents	(2,658,985)	6,409,861
Cash and cash equivalents at beginning of period	6,530,161	120,300
Cash and cash equivalents at end of period	$3,871,176	$6,530,161

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,763	$139,627
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$–	$5,421,962
Common stock issued related to Series C preferred stock dividend	$833,739	$–
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$–	$29,750
Common stock warrants issued in connection with convertible promissory notes	$363,329	$1,895,078
Contingent purchase consideration	$–	$5,586,493
Conversion of convertible notes and accrued interest into common stock	$–	$2,048,797
Conversion of convertible notes and accrued interest into preferred stock	$–	$1,702,246
Debt issued related to acquisition of a business	$–	$278,000
Discount for beneficial conversion features on convertible notes	$–	$318,616
Preferred stock dividend payable on convertible preferred stock	$371,799	$–

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

1.	NATURE OF OPERATIONS

Grom Social Enterprises, Inc. (the “Company”, “Grom” “we”, “us” or “our”), a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), is a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We conduct our business through our following subsidiaries:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“Top Draw HK”), and (ii) Top Draw Animation, Inc., a Philippines corporation (“Top Draw Philippines”). The group’s principal activities are the production of animated films and television series.

•	Grom Educational Services, Inc. (“GES”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 5, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

The Company owns 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of Curiosity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

On a consolidated basis, the Company has incurred significant operating losses since inception. Its financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2022, the Company had an accumulated deficit of $83.5 million. During the year ended December 31, 2022, the Company used approximately $7.0 million in cash from operating activities.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through sales of its common stock in public markets, proceeds from the exercise of warrants to purchase common stock, and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products and services, the expansion of sales and marketing activities, the timing and extent of spending on content development efforts, and the continuing market acceptance of the Company’s products and services. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. It is probable that management will continue to obtain new sources of financing that will enable the Company to meet its obligations for the twelve-month period. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies.

The Company experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affect both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 88% of the Company’s total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2022 and 2021, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TD Holdings, GES, and GNS. The Company recognizes noncontrolling interest related to its 80% owned subsidiary, Curiosity, as equity in the consolidated financial statements separate from the parent entity’s equity. The net income (loss) attributable to noncontrolling interest is included in net income (loss) in the consolidated statements of operations and comprehensive loss. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, valuation of derivative liabilities, pension plan obligations related to the Company's defined benefit pension plan, stock-based compensation, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources.

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

Revenue Recognition

The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Animation Revenue

For years ended December 31, 2022 and 2021, the Company recorded a total of $4,931,776 and $5,602,466, respectively, of animation revenue from contracts with customers.

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

For performance obligations recognized over time, revenue is recognized based on the extent of progress made towards completion of the performance obligation. The Company uses the input method to measure of progress because it best depicts the transfer of control to the customer as the Company incurs costs against its contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. The input method requires management to make estimates and assumptions that affect the reported amounts of contract assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the total estimated amount of costs that will be incurred for a project or job.

Web Filtering Revenue

For years ended December 31, 2022 and 2021, the Company recorded a total of $482,861 and $594,996, respectively, of web filtering revenue from contracts with customers.

Web filtering revenue from subscription sales is recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases a computer appliance and a software and support service license for a period of use between one year to five years. The subscriber is billed in full at the time of the sale. The Company immediately recognizes revenue attributable to the computer appliance as it is non-refundable and control passes to the customer. The advanced billing component for software and service is initially recorded as deferred revenue and subsequently recognized as revenue on a straight-line basis over the subscription period.

Produced and Licensed Content Revenue

For years ended December 31, 2022 and 2021, the Company recorded a total of $0 and $98,301, respectively, of produced and licensed content revenue from contracts with customers.

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

Other Revenue

For years ended December 31, 2022 and 2021, the Company recorded a total of $11,864 and $2,159, respectively, in other revenue.

Other revenue corresponds to ecommerce sales, publishing revenue, and subscription and advertising revenue from the Grom Social mobile application.

All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregated revenue listed above within the Sales caption in the consolidated statements of operations:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Animation	$4,931,776	$5,602,466
Web Filtering	482,861	594,996
Produced and Licensed Content	–	98,301
Other	11,864	2,159
Total Sales	$5,426,501	$6,297,922

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations, reporting units and long-lived assets used in the related asset impairment tests, contingent consideration, and derivatives utilize inputs classified as Level 3 in the fair value hierarchy.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents are exposed to concentration of credit risk. The Company maintains cash at various regulated financial institutions which, at times, may be in excess of the federal depository insurance limit. The Company’s management regularly monitors these institutions and believes that the potential for future loss is remote. The Company considers liquid investments with original or acquired maturities of three months or less to be cash equivalents. At December 31, 2022 and 2021, the Company did not have any cash equivalents.

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

Inventory

Inventory primarily consists of costs incurred to produce animated content for third party customers. Costs incurred to produce the animated content to customers, which include direct production costs, production overhead and supplies are recognized as work-in-progress inventory. As animated content is completed in accordance with the terms stated by the customer, inventory is classified as finished products and subsequently recognized as cost of services as animated content is accepted by and available to the customer. Carrying amounts of animated content are recorded at the lower of cost or net realizable value. Cost is determined using a weighted average cost method for direct production costs, productions overhead and supplies used for completing animation projects.

At December 31, 2022 and 2021, the Company’s inventory totaled $92,303 and $91,361, respectively, and was comprised of work-in-progress of $85,324 and $77,501, respectively, and finished goods of $6,979 and $13,860, respectively.

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

The following tables set forth the components of the Company’s capitalized website development costs at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Depreciation	Net Book Value
Prepublication costs	$165,524	$(1,482)	$164,042	$152,286	$–	$152,286
Produced and licensed content costs	325,966	–	325,966	76,701	–	76,701
Capitalized website development costs	1,123,772	(66,460)	1,057,312	411,800	–	411,800
Total	$1,615,262	$(67,942)	$1,547,320	$640,787	$–	$640,787

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

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships and non-compete agreements. Their useful lives range from 1.5 to 10 years. The Company’s indefinite-lived intangible assets consist of trade names and goodwill.

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, the Company determines it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is performed.

The quantitative goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market.

If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment identified is included within "goodwill impairment" in the consolidated statements of operations.

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

The Company performed its annual fair value assessment at December 31, 2022 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that an impairment charge of $11,340,115 was necessary. See Note 9 – Goodwill and Intangible Assets for more information.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2022, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Comprehensive Gain or Loss

FASB ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At December 31, 2022 and 2021, the Company determined that it had items that represented components of comprehensive income (loss), which include accumulated foreign currency translation adjustments, and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

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

Stock-Based Compensation

The Company calculates share-based compensation expense for option awards (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognizes the expense on a straight-line basis over the vesting period. It accounts for forfeitures as they occur. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of Share-based Awards. The expected term is based on the “simplified method”, due to the Company’s limited option exercise history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. Although the Company believes its assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to its assumptions could significantly impact the amount of expense recorded in a given period.

The Company recognizes restricted stock unit expense over the period of vesting or period that services will be provided. Compensation associated with shares of common stock issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method, and convertible preferred stock and convertible debt using the if-converted method. These potentially dilutive shares include 5,507 shares from convertible notes, 161,143 shares from convertible preferred stock, 9,568 shares from vested stock options and 4,101,827 shares from stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect that the adoption of this standard will have a material impact.

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Billed accounts receivable	$607,524	$822,536
Unbilled accounts receivable	592,932	187,751
Allowance for doubtful accounts	(38,226)	(41,708)
Total accounts receivable, net	$1,162,230	$968,579

During the year ended December 31, 2022, the Company had three customers that accounted for 84.5% of revenues and two customers that accounted for 73.6% of accounts receivable. During the year ended December 31, 2021, the Company had four customers that accounted for 69.1% of revenues and two customers that accounted for 61.3% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Prepaid rent	$14,850	$32,139
Vendor advances	5,365	6,631
Prepaid service agreements	410,373	139,670
Employee advance and other payroll related items	66,428	192,339
Other prepaid expenses and current assets	108,481	86,799
Total prepaid expenses and other current assets	$605,497	$457,578

Prepaid expenses and other assets represent advances or prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,774,308	$(2,651,872)	$122,436	$2,698,172	$(2,399,978)	$298,194
Machinery and equipment	189,641	(182,180)	7,461	183,618	(162,647)	20,971
Vehicles	41,112	(35,504)	5,608	101,674	(76,497)	25,177
Furniture and fixtures	409,996	(391,783)	18,213	401,862	(365,075)	36,787
Leasehold improvements	1,172,501	(1,065,148)	107,353	1,086,518	(955,547)	130,971
Total fixed assets	4,587,558	(4,326,487)	261,071	4,471,844	(3,959,744)	512,100
Capital assets not subject to depreciation:
Construction in progress	24,605	–	24,605	65,888	–	65,888
Total fixed assets	$4,612,163	$(4,326,487)	$285,676	$4,537,732	$(3,959,744)	$577,988

For the years ended December 31, 2022 and 2021, the Company recorded depreciation expense of $347,727 and $426,654 respectively.

6.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Capitalized website development costs	$1,057,312	$411,799
Prepublication costs	164,042	152,286
Produced and licensed content costs	325,966	76,701
Deposits	72,027	76,052
Other noncurrent assets	7,731	4,321
Total other assets	$1,627,078	$721,160

Other noncurrent assets are comprised solely of guarantee deposits at TDA which are refundable upon termination of contract or delivery of subject matter of the contract. These are initially recorded at cost which is the fair value at the time of the transaction and are subsequently measured at amortized cost

7.	LEASES

The Company has entered into operating leases primarily for office space. These leases have terms which range from two years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. During the year ended December 31, 2022, $798,075 of right of use assets and leases liabilities were added related to new operating leases.

The Company leases approximately 2,100 square feet of office space in Boca Raton, Florida at the rate of $4,000 per month pursuant to a three-year lease which was renewed for six months and expired in March 2022. The Florida office space is the location of the Company’s corporate headquarters and administrative staff. In January 2022, the Company signed a new lease agreement to extend the term until March 2024. The total legally binding minimum lease payments for this lease are approximately $94,898.

In September 2021, the Company signed a new lease to secure approximately 1,300 square feet of office space in Manila. The initial term of the lease is 72 months from the commencement date, January 1, 2022. The Company has the option to renew the lease term for an additional 12 months. The renewal option is not included in the future minimum lease payments used in determining the ROU liability as management is not reasonably certain to execute the option. The total legally binding minimum lease payments for this lease are approximately $270,293.

In October 2021, the Company signed a new lease to secure 1,720 square feet of office space in Los Angeles. The initial term of the lease is 24 months from the commencement date, November 29, 2021 and no renewal option. The total legally binding minimum lease payments for this lease are approximately $117,607.

In August and September 2022, the Company signed new lease agreements to extend approximately 25,300 square feet of office space in Manila. The lease agreements expire in December 2027. The total legally binding minimum lease payments for these leases are approximately $1,044,644.

The future minimum payment obligations at December 31, 2022 for operating leases are as follows:

2023	$377,045
2024	273,690
2025	274,921
2026	223,320
2027	234,488
Thereafter	–
Total	$1,383,464

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

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Year Ended December 31, 2022
Cash paid for operating lease liabilities	$458,048
Weighted-average remaining lease term (in years)	3.47
Weighted-average discount rate	10%

Total rent expense related to lease obligations, reflected in general and administrative costs line items on the consolidated income statements, for the years ended December 31, 2022 and 2021, were $398,754 and $380,297, respectively.

The following table presents the amortization of the Company’s lease liabilities under ASC 842 at December 31, 2022:

2023	$269,681
2024	$193,294
2025	$213,854
2026	$183,639
2027	$213,171
Thereafter	$–

8.	BUSINESS COMBINATIONS

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

On August 19, 2021, pursuant to the terms of the Purchase Agreement, the Company consummated the Acquisition and acquired the Purchased Interests in consideration for the issuance to the Sellers of an aggregate of 1,771,883 shares of the Company’s common stock to the Sellers, pro rata to their membership interests immediately prior to the closing of the Acquisition. The shares were valued at $2.82 per share which represents the 20-day volume-weighted average price of the Company’s common stock on August 19, 2021.

Pursuant to the Purchase Agreement, the Company also paid $400,000 and issued an 8% eighteen-month convertible promissory note in the principal amount $278,000 (the “Note”) to pay-down and refinance certain outstanding loans and advances previously made to Curiosity by Russell Hicks and Brett Watts, its co-founders, and current chief content officer and chief creative officer, respectively.

The Note is convertible into shares of common stock of the Company at a conversion price of $98.40 per share, or 29,574 shares, but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Note may be prepaid at any time, in whole or in part. The Note is subordinate to the Company’s senior indebtedness.

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

During the year ended December 31, 2022, the Company finalized the purchase price allocation, during the permissible measurement period, and obtained new fair value information for certain identifiable intangible assets related to its acquisition of Curiosity. The revised purchase price allocation decreased goodwill by $468,426 and increased intangible assets by $468,426. Additionally, the Company recorded amortization expense of $24,641 related to intangible assets subject to amortization during the year ended December 31, 2022 (of which $7,247 corresponded to the year ended December 31, 2021). See Note 9 – Goodwill and Intangible Assets for more detail. These adjustments did not have a significant impact on the Company’s operations for the year ended December 31, 2022. The following table summarizes the individually identifiable intangible assets recognized:

Licensing agreements	$341,728
Books and stories content	126,698
Total identifiable intangible assets	$468,426

The Company’s results of operations include results of operations for Curiosity for the year ended December 31, 2022. No pro forma information is presented for the Company’s results of operations as if the acquisition of Curiosity had occurred on January 1, 2021 as results of its operations are not considered material to the consolidated financial statements as of and for the year ended December 31, 2021.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2022 and 2021:

Balance, January 1, 2021	$8,380,504
Acquisition of Curiosity	14,271,969
Impairment charge	(276,448)
Balance, December 31, 2021	22,376,025
Measurement Period Adjustment	(468,426)
Impairment charge	(11,340,115)
Balance, December 31, 2022	$10,567,484

At December 31, 2022, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and recorded aggregate impairment charges of $11,340,115; of which $6,202,888 was attributed to its TD Holdings Ltd animation business acquired in 2016, and $5,137,227 was attributed to its Curiosity Ink Media original content business acquired in 2021. The determination was made as the result of the Company’s qualitative assessment of each business unit, including the decline in animation revenues and delay in monetization of original content properties.

At December 31, 2021, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $276,448; all of which was attributed to the assets of its NetSpective Webfilter business acquired in 2017. The determination was made as the result of the Company’s qualitative assessment of its webfiltering business, including a multi-year decline in sales revenue and the unexpected loss of certain renewal customer accounts.

At December 31, 2022 and 2021, the carrying amount of the Company’s goodwill was $10,567,484 and $22,376,025, respectively.

The following table sets forth the components of the Company’s intangible assets at December 31, 2022 and 2021:

		December 31, 2022			December 31, 2021
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	1,526,282	(992,083)	534,199	1,600,286	(876,457)	(37,002)	686,827
Mobile software applications	2.00	–	–	–	282,500	(282,500)	–	–
NetSpective webfiltering software	2.00	–	–	–	1,134,435	(1,134,435)	–	–
Noncompete agreements	1.50	–	–	–	846,638	(846,638)	–	–
Licensing agreement	19.60	341,728	(24,641)	317,087	–	–	–	–
Subtotal		1,868,010	(1,016,724)	851,286	3,863,859	(3,140,030)	(37,002)	686,827
Intangible assets not subject to amortization:
Books and stories content		126,698	–	126,698	–	–	–	–
Trade names		4,386,247	–	4,386,247	4,455,595	–	(69,348)	4,386,247
Total intangible assets		6,380,955	(1,016,724)	5,364,231	8,319,454	(3,140,030)	(106,350)	5,073,074

For the years ended December 31, 2022 and 2021, the Company recorded amortization expense for intangible assets subject to amortization of $170,022 and $386,916, respectively.

At December 31, 2021, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its intangible assets and recorded an impairment charge totaling $106,350; all of which was attributed to the assets of its NetSpective Webfilter business acquired in 2017.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2023	$170,022
2024	170,022
2025	170,022
2026	93,708
2027	17,394
Thereafter	230,118
Total	$851,286

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Executive and employee compensation	$102,151	$238,669
Interest on convertible promissory notes	84,292	31,997
Other accrued expenses and liabilities	192,511	129,663
Total accrued liabilities	$378,954	$400,329

11.	RELATED PARTY PAYABLES AND ACTIVITY

At December 31, 2022 and 2021, the aggregate related party payables were $50,000 and $50,000, respectively.

Darren Marks’s Family

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social mobile application. These individuals have created over 1,450 hours of original short form content. Sarah Marks, the wife of Darren Marks, our President and Chief Executive Officer, Zach Marks, Luke Marks, Jack Marks, Dawson Marks, Caroline Marks and Victoria Marks, each Darren Marks’s children, are, or have been, by the Company employed or independently contracted.

During the years ended December 31, 2022 and 2021, the Marks family was paid a total of $76,094 and $36,026, respectively.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future. Each member of the Marks family is actively involved in the creation of content for the mobile app, including numerous videos focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Officers and/or Directors

On July 13, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No notice of default or demand for payment has been received by the Company.

12.	EMPLOYEE BENEFIT PLAN

The Company’s subsidiary, Top Draw Animation, has an unfunded, non-contributory defined benefit plan covering its permanent employees.

Under the existing regulatory framework, the Company is required to pay eligible employees at least the minimum regulatory benefit upon retirement, which provides a retirement benefit equal to 22.5 days’ pay for every year of credited service, subject to age and service requirements. The regulatory benefit is paid in a lump sum upon retirement. The existing regulatory framework does not require minimum funding of the plan.

Retirement benefit expenses and liabilities are determined in accordance with an actuarial study made for the plan utilizing the net interest approach which disaggregates the defined benefit cost into the following components: service costs (cost of services received); net interest (financing effect of paying for benefits in advance or in arrears); and remeasurements (period-to-period fluctuations in the amounts of defined benefit obligations and plan assets).

Under the net interest approach, service cost and net interest on the defined benefit liability (asset) are both recognized in the statement of operations, while remeasurements of the defined benefit liability (asset) are recognized in other comprehensive income. Remeasurements recognized in other comprehensive income shall not be reclassified to profit or loss in a subsequent period.

The amount of the defined benefit liability reported under other noncurrent liabilities in the consolidated balance sheet is determined as follows:

	December 31, 2022	December 31, 2021

Benefit obligation	$434,974	$390,833
Plan assets	–	–
Total	$434,974	$390,833

The components of the accumulated benefit cost to be recognized under selling, general and administrative expense in consolidated statement of operations are the service cost (current service cost, past service cost or credit and settlement gains or losses) and net interest expense on the net defined benefit liability:

	December 31, 2022	December 31, 2021

Current service cost	$86,357	$23,549
Net interest expense	12,785	14,164
Total	$99,142	$37,713

The change in the accumulated benefit cost in the consolidated balance sheet are as follows:

	December 31, 2022	December 31, 2021

Balance, beginning of year	$390,833	$470,414
Foreign currency translation	(29,641)	(20,252)
Expense recognized in other comprehensive income	99,142	37,713
Remeasurement on actuarial gain (loss) recognized	24,552	(87,094)
Contributions paid	(49,912)	(9,948)
Balance, end of year	$434,974	$390,833

The cumulative amount of actuarial gains recognized in other comprehensive income is as follows:

	December 31, 2022	December 31, 2021

Balance, beginning of year	$60,518	$(28,415)
Foreign currency translation	(803)	1,839
Actuarial gain (loss)	(24,552)	87,094
Balance, end of year	35,163	60,518
Tax effect	(8,802)	(12,439)
Cumulative actuarial gain (loss), net of tax	$26,261	$48,079

The assumptions used to determine retirement benefits for the years ended December 31 are as follows:

	December 31, 2022	December 31, 2021

Discount rate	7.17%	5.04%
Salary increase rate	2.00%	2.00%

The average duration of the accrued retirement benefit cost as at December 31, 2022 and 2021 is 7.3 years and 7.4 years, respectively.

13.	DEBT

Convertible Notes

The following tables set forth the components of the Company’s convertible notes at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
8% Unsecured Convertible Notes (Curiosity)	$278,000	$278,000
10% Senior Secured Convertible Note with Original Issuance Discount (L1 Capital Global Master Fund or “L1”)	–	4,125,000
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	204,907	330,039
12% Senior Secured Convertible Notes (Additional Secured Notes)	38,932	63,099
Loan discounts	(25,164)	(1,550,540)
Total convertible notes, net	571,664	3,320,598
Less: current portion of convertible notes, net	(503,465)	(2,604,346)
Convertible notes, net	$68,199	$716,252

8% Unsecured Convertible Notes (Curiosity)

On July 29, 2021, the Company entered into a membership interest purchase agreement with Curiosity and the holders of all of Curiosity’s outstanding membership interests, for the purchase of 80% of Curiosity’s outstanding membership interests from the sellers. Pursuant to the purchase agreement, the Company issued 8% eighteen-month convertible promissory notes in the aggregate principal amount $278,000 to pay-down and refinance certain outstanding loans and advances previously made by certain of its principals. The notes are convertible into shares of common stock of the Company at a conversion price of $98.40 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The notes may be prepaid at any time, in whole or in part. The notes are subordinate to the Company’s senior indebtedness.

At December 31, 2022 and 2021, the principal balance of the Curiosity notes was $278,000.

8% Convertible Promissory Notes (Bridge Notes)

On November 30, 2020, the Company entered into a securities purchase agreement with EMA Financial, LLC (“EMA”) pursuant to which the Company issued to EMA a nine-month 8% convertible promissory note in the principal amount of $260,000 (the “EMA Note”) for a $234,000 investment. The term of the EMA Note may be extended by EMA up to an additional year. The EMA Note is convertible into common stock of the Company at any time after 180 days from issuance. The conversion price of the EMA Note is equal to the lower of: (i) $57.60 per share, or (ii) 70% of the lowest trading price of the common stock during the ten consecutive trading days including and immediately preceding the conversion date.

On February 17, 2021, the terms of the EMA financing were amended to (i) reduce the conversion rate to $38.40, and (ii) add a three-year warrant to purchase up to 2,708 shares of the Company’s common stock, at an exercise price of $48.00 per share. On May 19, 2021, the terms of the EMA financing were further amended to (i) increase the interest rate to 12%, and (ii) add a three-year warrant (the “EMA Warrant”) to purchase up to 1,295 shares of the Company’s common stock, at an exercise price of $57.60 per share.

ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. In connection with the EMA warrant issuance, the Company allocated an aggregate fair value of $104,760 to the stock warrants and recorded a debt discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of the warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant ranging between $48.00 and $134.40, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 0.19% and (iv) an expected volatility of the price of the underlying common stock ranging between 224.9% and 258.6%.

On May 24, 2021, EMA Warrant was amended to delete the full-ratchet anti-dilution provision and the EMA Note was amended to delete the variable conversion price feature.

On June 2, 2021, the Company issued 333 shares of common stock to EMA upon the conversion of $11,800 in note principal and $1,000 in conversion fees. On June 17, 2021, the Company issued 3,333 shares of common stock to EMA upon the conversion of $127,000 in note principal and $1,000 in conversion fees. On August 20, 2021, the Company issued 3,633 shares of common stock to EMA upon the conversion of $121,200 in note principal and $17,292 in accrued interest and conversion fees.

At December 31, 2022 and 2021, the principal balance of the EMA Note was $0 and all associated loan discounts were fully amortized.

On December 17, 2020, the Company entered into a note purchase agreement with Quick Capital, LLC (“Quick Capital”) pursuant to which the Company issued Quick Capital a nine-month convertible promissory note in the principal amount of $113,587 (the “Quick Note”) for a $100,000 investment, which included an original issuance discount of 8% and a $4,500 credit for Quick Capital’s transaction expenses. The Quick Note may be converted into shares of common stock at (i) a 30% discount to the lowest price per share of any debt or securities offering by the Company if the Company’s common stock is listed on NASDAQ or NYSE within 90 days of the Quick Note issuance; (ii) the lesser of (A) $38.40 or (B) a 30% discount to the average of the two lowest closing prices during the ten trading days prior to the conversion date; (iii) $38.40 per share, upon an event of default as described in the Note.

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

In connection with the Quick Note issuance, the Company also issued a three-year warrant to purchase up to an aggregate of 1,233 shares of the Company’s common stock at an exercise price of $48.00 per share. ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. This resulted in the debt being recorded at a discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $48.00, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 0.19% and (iv) an expected volatility of the price of the underlying common stock of 224.3%. As a result, the Company allocated a fair value of $33,056 to the stock warrants.

On May 21, 2021, the Quick Note was amended to replace the variable conversion price with a fixed conversion price of $38.40 per share and the Quick Warrant was amended to delete the full-ratchet anti-dilution provision.

On June 21, 2021, the Company issued 9,667 shares of common stock to Quick Capital upon the conversion of $27,487 in note principal and $65,313 in penalties and accrued interest. On June 28, 2021, the Company issued 8,969 shares of common stock to Quick Capital upon the conversion of $86,100 in note principal.

At December 31, 2022 and 2021, the principal balance of the Quick Note was $0 and all associated loan discounts were fully amortized.

On February 9, 2021, the Company entered into a securities purchase agreement with Auctus Fund, LLC (“Auctus”) pursuant to which the Company issued to Auctus a twelve-month 12% convertible promissory note in the principal amount of $500,000 (the “Auctus Note”). The note is convertible into shares common stock at a conversion price of $57.60 per share. The Company received net proceeds of $428,000 after deducting fees and expenses related to the transaction.

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

In connection with the note issuance, Auctus was also issued a five-year warrant (the “Auctus Warrant”) to purchase up to an aggregate of 6,510 shares of the Company’s common stock, at an exercise price of $57.60 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $134.40, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.48% and (iv) an expected volatility of the price of the underlying common stock of 259.2%. As a result, the Company allocated a fair value of $272,125 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On May 25, 2021, Auctus Warrant was amended to delete the full-ratchet anti-dilution provision.

On July 14, 2021, the Company issued 9,148 shares of common stock to Auctus upon the conversion of $500,000 in note principal and $26,900 in accrued interest and conversion fees.

At December 31, 2022 and 2021, the principal balance of the Auctus Note was $0 and all associated loan discounts were fully amortized.

On March 11, 2021, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”) pursuant to which the Company issued to FirstFire a twelve-month 12% convertible promissory note in the principal amount of $300,000 (the “FirstFire Note”). The first twelve months of interest ($36,000) is guaranteed and deemed to be earned in full as of the date of issuance. At any time after 180 days from the date of issuance, FirstFire may convert any amount due under the note into shares of the Company’s common stock at a conversion price of $57.60 per share. The Company received net proceeds of $238,500 after deducting fees and expenses related to the transaction.

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

In connection with the issuance of the note, FirstFire was also issued a five-year warrant (the “FirstFire Warrant”) to purchase up to an aggregate of 3,906 shares of the Company’s common stock, at an exercise price of $57.60 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $124.80, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.78% and (iv) an expected volatility of the price of the underlying common stock of 258.6%. As a result, the Company allocated a fair value of $145,280 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On May 20, 2021, the FirstFire Note was amended to replace the variable conversion feature price with a fixed conversion price of $57.60 and the FirstFire Warrant was amended to delete the full ratchet anti-dilution provision.

On June 17, 2021, the Company issued 5,833 shares of common stock to FirstFire upon the conversion of $300,000 in note principal and $36,000 in accrued interest.

At December 31, 2022 and 2021, the principal balance of the FirstFire Note was $0 and all associated loan discounts were fully amortized.

On April 16, 2021, the Company entered into a securities purchase agreement with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued to Labrys a one-year convertible promissory note in the principal amount of $300,000 (the “Labrys Note”). The Labrys Note bears interest at a rate of 12% per annum. The first twelve months of interest ($36,000) is guaranteed and deemed to be earned in full as of the date of issuance. Labrys may convert any amount due under the Labrys Note into shares of the Company’s common stock at a conversion price of $57.60 per share. The Company received net proceeds of $266,000, after deducting fees and expenses related to the transaction.

In connection with the issuance of the note, Labrys was also issued a five-year warrant to purchase up to an aggregate of 3,906 shares of the Company’s common stock (the “Labrys Warrant”), at an exercise price of $57.60 per share. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $191.10, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.84% and (iv) an expected volatility of the price of the underlying common stock of 251.2%. As a result, the Company allocated a fair value of $172,479 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On May 22, 2021, the Labrys Warrant was amended to delete the full-ratchet anti-dilution provision.

On June 17, 2021, the Company issued 5,833 shares of common stock to Labrys upon the conversion of $300,000 in note principal and $36,000 in accrued interest.

At December 31, 2022 and 2021, the principal balance of the Labrys Note was $0 and all associated loan discounts were fully amortized.

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

In connection with the note issuance, the Company also issued a five-year warrant to purchase up to an aggregate of 521 shares of the Company’s common stock at an exercise price of $96.00 per share. ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. This resulted in the debt being recorded at a discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $96.00, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.89% and (iv) an expected volatility of the price of the underlying common stock of 144.4%. As a result, the Company allocated a fair value of $30,935 to the stock warrants.

On April 14, 2021, the Company issued 2,083 shares of common stock to the noteholder upon the conversion of $100,000 in note principal and $11,205 of accrued interest.

At December 31, 2022 and 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

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

At December 31, 2022 and 2021, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

10% Senior Secured Convertible Note with Original Issuance Discount (L1)

On September 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with L1 Capital Global Master Fund (“L1”) pursuant to which it issued (i) a 10% original issue discount senior secured convertible note in the principal amount of $4,400,000 to L1 (the “L1 Note”) and (ii) a five-year warrant to purchase 27,109 shares of the Company’s common stock at an exercise price of $126.00 per share (“Warrant Shares”) in exchange for $3,960,000 (the “First Tranche Financing”). The Purchase Agreement also provided, subject to shareholder approval, for the issuance, subject to certain conditions, of an additional $1,500,000 of notes and warrants to purchase 9,259 shares of common stock (the “Second Tranche Financing”) on the same terms.

The L1 Note is convertible by L1 into common stock of the Company at a price of $126.00 per share, or approximately 34,921 shares. It is repayable in equal monthly installments of $275,000 with certain deferments or an acceleration of up to three months' payments. The Company may repay the L1 Note in cash or shares of common stock at a price equal to the lesser of the then conversion price or 95% of the lowest daily VWAP during the ten consecutive trading days immediately preceding the monthly payment date, but in no event less than $57.60. In the event that VWAP drops below $57.60, the Company will have the right to pay at such VWAP with any shortfall paid in cash. The L1 Note is senior to all other Company indebtedness and the Company’s obligations under the note are secured by all of the assets of the Company’s subsidiaries.

The Company estimated the fair value of the warrant at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $81.00, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate of 0.79% and (iv) an expected volatility of the price of the underlying common stock of 299.8%. As a result, the Company allocated a fair value of $1,200,434 to the stock warrants and recorded debt discount to be amortized as interest expense over the term of the related convertible note.

On October 20, 2021, the Company and L1 entered into an amended and restated purchase agreement which increased the amount of the Second Tranche Financing from $1,500,000 to $6,000,000 and provides (i) for an amended and restated 10% original issue discount senior secured convertible note to be issued in exchange for the L1 Note pursuant to the Purchase Agreement and (ii) for the issuance of a five-year warrant to purchase 34,706 shares of the Company’s common stock at an exercise price of $126.00 per share.

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

On November 30, 2021, the Company issued 4,329 shares of common stock to L1 upon the conversion of $275,000 in principal and $5,500 in financing costs for the repayment of monthly installments required under the L1 Note.

During the three months ended March 31, 2022, the Company issued an aggregate 191,912 shares of common stock to L1 upon the conversion of $4,125,000 of outstanding principal.

As of December 31, 2022 and 2021, the principal balance of these notes was $0 and $4,125,000, respectively, and the remaining balance on the associated loan discounts was $0 and $1,504,552, respectively.

10% Senior Secured Convertible Note with Original Issuance Discount (L1– Second Tranche)

On January 20, 2022 (the “Second Tranche Closing”), the Company and L1 Capital closed on the Second Tranche of the offering, resulting in the issuance of (i) a $1,750,000 10% Original Issue Discount Senior Secured Convertible Note, due July 20, 2023, (the “Second Tranche Note”); and (ii) a five year warrant to purchase 10,123 shares of Common Stock of the Company at an exercise price of $126.00 per share (the “Second Tranche Warrants”), in exchange for consideration of $1,575,000 (i.e. the face amount less the 10% Original Issue Discount of $175,000).

In connection with the Second Tranche Closing, the Company paid to EF Hutton a fee of $126,000.

The Second Tranche Note is convertible into common stock of the Company at a rate of $126.00 per share (the “Conversion Price”) into 13,889 shares of common stock (the “Second Tranche Conversion Shares”) and, is repayable in equal monthly installments of $111,563 commencing on the date that the SEC declares a registration statement with respect to the resale of such shares effective, with all remaining amounts due on July 20, 2023. The Second Tranche Note is repayable by payment of cash, or, at the discretion of the Company and if the below listed “Equity Conditions” are met, by issuance of shares of the common stock at a price of 95% of the lowest daily VWAP during the ten-trading day period prior to the respective monthly redemption dates (with a floor of $57.60) multiplied by 102% of the amount due on such date. In the event that the ten-trading day VWAP drops below $57.60 the Company will have the right to pay in stock at such ten-trading day VWAP with any shortfall paid in cash. The Conversion Price may be adjusted in the event of dilutive issuances but in no event to less than $16.20 (the “Monthly Conversion Price”).

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

Other provisions of the Second Tranche Note, which is similar in terms to the First Tranche Note, include that the Second Tranche Note Conversion Price is subject to full anti-dilution price protections in the event of financings that are below the Conversion Price with a floor of $16.20.

In the event of an Event of Default as defined in the notes, if the stock price is below the Conversion Price at the time of default and only for so long as a default is continuing, the Second Tranche Notes would be convertible at a rate of 80% of the lowest VWAP in the ten prior trading days, provided, that if the default is cured the default conversion rate elevates back to the normal Conversion Price

As part of the Second Tranche Closing, the Company issued Second Tranche Warrants exercisable for five years from the date of issuance, at $126.00 per share which carry the same anti-dilution protection as the Second Tranche Notes, subject to the same adjustment floor. The Second Tranche Warrants are exercisable via cashless exercise only for so long as no registration statement covering resale of the shares is in effect.

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

During the year ended December 31, 2022, the Company issued an aggregate 108,025 shares of common stock and repaid $1,146,901 in cash to L1 upon the conversion of $1,750,000 of outstanding principal.

As of December 31, 2022, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

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

At December 31, 2022 and 2021, the principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

As consideration to enter into the First Amendment, the Company issued 833 shares of its common stock valued at $480,000 to the TDH Sellers.

Second Amendment to the TDH Share Sale Agreement

On January 15, 2019, the Company entered into a second amendment to the TDH Share Sale Agreement (the “Second Amendment”). Under the terms of the Second Amendment:

•	The maturity date of the notes was extended from July 1, 2019 to April 2, 2020.

•	The TDH Sellers shall have the right to convert the notes at a conversion price of $259.20 per share, either in whole or in part at any time prior to the maturity, subject to the terms and conditions set forth in the Second Amendment.

•	In the event that the notes are not repaid prior to July 2, 2019, no funds will be transferred by TDH to the Company.

•	The payment terms of the contingent earnout was modified from 50% payable in cash and 50% payable in stock to 75% payable in cash and 25% payable in stock.

As consideration to enter into the Second Amendment, the Company issued an additional 833 shares of its common stock valued at $220,000 to the TDH Sellers.

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

At December 31, 2022 and 2021, the principal balance of the Original TDH Notes was $0.

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

The TDH Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion provided that the conversion price shall not be less than $96.00 per share.

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

In connection with the issuance of the TDH Secured Notes, the Company issued to each TDH Secured Note holder shares of common stock equal to 20% of the principal amount of such holder’s TDH Secured Note, divided by $96.00. Accordingly, an aggregate of 6,250 shares of common stock were issued to the TDH Secured Note holders on March 16, 2020. These shares were valued at $420,000, or $67.20 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the notes.

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

At December 31, 2022 and 2021, the principal balance of these notes was $204,907 and $330,030, respectively, and the remaining balance on the associated loan discounts was $21,246 and $38,646, respectively.

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

The Additional Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion provided that the conversion price shall not be less than $96.00 per share.

In connection with the issuance of the Additional Secured Notes, the Company issued to each Additional Secured Note Lender shares of common stock equal to 20% of the principal amount of such holder’s Additional Secured Note, divided by $96.00. Accordingly, an aggregate of 2,208 shares of common stock were issued. These shares were valued at $148,000, or $67.20 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes.

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

At December 31, 2022 and 2021, the principal balance of these notes was $38,932, and $63,098, respectively, and the remaining balance on the associated loan discounts was $4,018 and $7,343, respectively.

Future Minimum Principal Payments

The principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2023	$520,793
2024	$76,046
2025	$–
2026	$–
2027	$–
2028 and thereafter	$–

14.	DERIVATIVE LIABILITY

On January 20, 2022, the Company closed a Second Tranche transaction with L1 Capital, as described within Note 12 (“Convertible Notes”). The terms of the transaction included a provision that in the event the stock price is below $16.20 (the “Conversion Price”) at the time for so long as stock price continues below the Conversion Price, the Second Tranche Notes would be convertible at a rate of 80% of the lowest VWAP in the ten prior trading days, provided, that if the stock prices elevate back to the normal Conversion Price. On May 9, 2022, stock price fell below $16.20 and the default provision was triggered.

As a result of the May 9, 2022 triggering event, the Company recorded a derivative liability for $1,052,350 which represents the fair value transferred to the note holder from the down round feature being triggered. The fair value of derivative liability was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

May 9, 2022
Stock price	$17.10
Strike price	16.20
Risk-free rate	2.12%
Annualized volatility	150%
Forecast horizon in years	1.20
Alternative Conversion Discount	20.0%
Maximum Shares to be Delivered	108,025

During the year ended December 31, 2022, L1 Capital converted $1,750,000 of the Second Tranche convertible note for 108,025 shares and a cash settlement of $1,146,901, resulting in a $143,598 loss on settlement of derivative.

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

15.	FAIR VALUE MEASUREMENTS

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

Derivative Liability

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 14 (“Derivative Liability”), for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company’s financial instruments carried at fair value at December 31, 2022 and 2021 are as follows:

December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent Purchase Consideration	$–	$–	$–	$–
Total Liabilities	$–	$–	$–	$–

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent Purchase Consideration	$5,586,493	$–	$–	$5,586,493
Total Liabilities	$5,586,493	$–	$–	$5,586,493

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the years ended December 31, 2022 and 2021:

	Level 3 Financial Liabilities for the Year Ended December 31, 2022
	Balance January 1, 2022	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance December 31, 2022
Liabilities:
Derivative Liabilities	$–	$143,598	$1,052,350	$(1,146,901)	$(49,047)	$–
Contingent Purchase Consideration	5,586,493	–	–	–	(5,586,493)	–
Total Liabilities	$5,586,493	$143,598	$1,052,350	$(1,146,901)	$(5,635,540)	$–

	Level 3 Financial Liabilities for the Year Ended December 31, 2021
	Balance January 1, 2021	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance December 31, 2021
Liabilities:
Contingent Purchase Consideration	$–	$–	$5,586,493	$–	$–	$5,586,493
Total Liabilities	$–	$–	$5,586,493	$–	$–	$5,586,493

16.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Current:
Federal	$–	$–
State and local	–	–
Foreign	–	–
Total current	–	–
Deferred:
Federal	–	–
State and local	–	–
Foreign	446,178	21,042
Total deferred	446,178	21,042
Total	$446,178	$21,042

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Computed tax at the expected statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	0.67%	–
Permanent differences	-14.58%	–
Foreign deferred tax adjustment	-1.36%	–
Noncontrolling interest	-0.56%	–
Foreign tax differential	0.10%	–
Change in valuation allowance	-5.27%	-21.20%
Total	0.00%	-0.20%

The following tables set forth the components of income taxes payable at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Federal	$–	$–
State and local	–	–
Foreign	–	–
Total	$–	$–

The following tables set forth the components of deferred income taxes at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Non-current deferred tax assets:
Retirement benefits	$73,756	$57,714
Write down of investment(s)	49,636	43,325
Deferred revenue net	84,126	58,477
Other	14,947	15,409
Net operating loss carryforwards	11,351,901	6,937,604
Less: valuation allowance	(11,574,366)	(6,646,897)
Total non-current deferred tax asset	–	465,632
Total deferred tax asset	$–	$465,632

Certain prior year deferred income tax balances have been reclassified to conform with the current year presentation. The changes do not have any financial impact on the Company’s consolidated financial statements.

As of December 31, 2022, the Company had federal, state and foreign net operating loss carryforwards of approximately $49.9 million, $6.7 million, and $2.0 million, respectively. Approximately $20.7 million of these NOL's begin to expire in 2032 and $29.6 million currently do not expire. The $6.7 million of state NOL's do not expire and the foreign NOL's begin to expire in 2023. The federal and state NOL's may be subject to limitation under IRS Sec. 382, the analysis of which is not yet complete. The Company has established a full valuation allowance against the US federal, state and foreign NOL carryforwards as well as its other US and foreign deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized in future years.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2016 through 2022. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations.

The Company has made its assessment of the level of tax authority for each tax position, including the potential application of interest and penalties, based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist.

17.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

On February 22, 2019, the Company designated 2,000,000 shares of its preferred stock as 10% Series A convertible preferred stock, par value $0.001 per share (“Series A Stock”).

At December 31, 2022 and December 31, 2021, the Company had no shares of Series A Stock issued and outstanding.

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

At December 31, 2022 and 2021, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

The holder may, at any time after the 6-month anniversary of the issuance of the shares of Series C Preferred Stock, convert such shares into common stock at a conversion rate of $57.60 per share. In addition, the Company may, at any time after the issuance of the shares, convert any or all of the outstanding shares of Series C Preferred Stock at a conversion rate of $57.60 per share.

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

On January 24, 2022, the Company issued 686 shares of common stock to a stockholder upon the conversion of 39,500 shares of Series C preferred stock.

On July 29, 2022, the Company issued 1,371 shares of common stock to a stockholder upon the conversion of 79,000 shares of Series C preferred stock.

As of December 31, 2022 and 2021, the Company had 9,281,759 shares and 9,400,259 shares of Series C Stock issued and outstanding, respectively.

For the years ended December 31, 2022 and 2021, the Company declared cumulative dividends totaling $735,586 and $459,068, respectively, for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 2,515,290 and 433,518 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Reverse Stock Splits

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

On October 4, 2022, the Board and shareholders approved the granting of authority to the Board to amend the Company’s articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock, by a ratio of no less than 1-for-2 and no more than 1-for-30, with the exact ratio to be determined by the Board in its sole discretion, and with such reverse stock split to be effective at such time and date, if at all, as determined by the Board in its sole discretion. On December 9, 2022, the Board effected a 1-for-30 reverse stock split in connection with our continued listing of the Company’s common stock on Nasdaq.

The reverse stock split did not have any impact on the number of authorized shares of common stock, which remains at 500,000,000 shares. All share and per share information in this prospectus reflects the reverse stock split of our outstanding common stock at a ratio of 1-for-30.

Registered Offerings

On June 21, 2021, the Company sold an aggregate of 80,321 units (“Units”), at a price to the public of $124.50 per Unit (the “Offering”), each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $136.95 per share (the “Warrants”), pursuant to a underwriting agreement, dated as of June 16, 2021 (the “Underwriting Agreement”), between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative (“EF Hutton”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the Underwriting Agreement, the Company granted EF Hutton a 45-day option (the “Over-Allotment Option”) to purchase up to 12,048 additional Units, to cover over-allotments in connection with the Offering, which EF Hutton exercised with respect to Warrants exercisable for up to an additional 12,048 shares of common stock. The Company received gross proceeds of approximately $10,000,000 in the Offering, before deducting underwriting discounts and commissions and other offering expenses.

On July 15, 2021, EF Hutton exercised in full the Over-Allotment Option with respect to all 12,048 additional shares of the Company’s common stock for total gross proceeds to the Company of approximately $1,500,000, before deducting underwriting discounts and commissions and other offering expenses.

On December 8, 2022, the Company sold an aggregate of 1,415,682 units (the “Units”) and 314,422 pre-funded units (the “Pre-Funded Units”), with (a) each Unit consisting of: (i) one share of common stock, par value $0.001 per share (the “Common Stock”); and (ii) two warrants (the “Warrants”), each Warrant to purchase one share of Common Stock at $2.89 per share (100% of the offering price per Unit); and (b) each Pre-Funded Unit consisting of: (i) one pre-funded warrant (the “Pre-Funded Warrant”) exercisable for one share of Common Stock at $0.001; and (ii) two Warrants. The Warrants will be immediately exercisable and will expire on the fifth anniversary of the original issuance date. The Pre-Funded Warrants will be exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Warrants and Pre-Funded Warrant will be issued pursuant to a warrant agent agreement (the “Warrant Agent Agreement”) entered into by and between the Company and Equiniti Trust Company, as warrant agent. Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to an additional 259,515 Units and/or Pre-Funded Units to cover over-allotments. On December 12, 2022 the Underwriter exercised in part, the over-allotment to purchase 495,602 Warrants.

The Company received gross proceeds of approximately $5,000,000 in the Offering, before deducting underwriting discounts and commissions and other offering expenses.

Private Offerings

During the year ended December 31, 2022, the Company we sold 51,498 shares of common stock for gross proceeds of $275,000 to accredited investors in a private offering.

Common Stock Issued as Compensation to Employees, Officers and/or Directors

During the year ended December 31, 2021, the Company issued 5,265 shares of common stock with a fair market value of $410,652 to an officer as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the year ended December 31, 2022, the Company issued 5,950 shares of common stock with a fair market value of $116,736 to contractors for services rendered.

During the year ended December 31, 2021, the Company issued 9,656 shares of common stock with a fair market value of $1,199,135 to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the year ended December 31, 2022, the Company issued 299,938 shares of common stock upon the conversion of $5,875,000 in convertible note principal and accrued interest.

During the year ended December 31, 2021, the Company issued 53,161 shares of common stock upon the conversion of $2,048,797 in convertible note principal and accrued interest.

Common Stock Issued in Connection with the Issuance of Convertible Promissory Notes

During the year ended December 31, 2021, the Company issued 592 shares of common stock valued at $39,750 in connection with the issuance of convertible notes.

Common Stock Issued in the Acquisition of a Business

During the year ended December 31, 2021, the Company issued 59,063 shares of common stock valued at $5,000,000 in connection with the acquisition of a business.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2022 and 2021.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)
Balance January 1, 2021	7,654	$220.20	1.66
Warrants issued	142,458	$125.40
Warrants exercised	(8,316)	$–
Warrants forfeited	(224)	$–
December 31, 2021	141,572	$132.00	1.75
Warrants issued	4,280,355	$3.20
Warrants exercised	(279,069)	$–
Warrants forfeited	(5,678)	$–
Balance December 31, 2022	4,137,180	$7.29	4.89

All stock warrants are exercisable for a period ranging from three to five years from the date of issuance. See Note 13 – Debt for more information.

During the year ended December 31, 2022, the Company issued 279,069 shares of common stock upon the exercise of 279,069 Pre-Funded Warrants for gross proceeds of $279.

As of December 31, 2022, the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

The following table represents all outstanding and exercisable stock options at December 31, 2022.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)
2013	8,058	(869)	7,189	7,189	$230.40	0.72
2018	62	–	62	62	748.80	0.33
2021	6,950	–	6,950	2,317	$89.40	3.58
Total	15,070	(869)	14,201	9,568	$163.68	1.23

On July 29, 2021, the Company granted stock options to purchase an aggregate of 6,950 shares to new employees at an exercise price of $89.40. The options vest annually in equal installments over a three-year period and expire in five 5 years from the date of grant. Using the Black Sholes model with a volatility of 326.5%, with no dividends paid since inception and a risk-free interest rate of 0.37%; resulted in stock-based compensation expense of $585,728 which will be amortized over a 36-month period, or $16,270 per month.

During the years ended December 31, 2022 and 2021, the Company recorded $315,332 and $82,910, respectively, in stock-based compensation expense related to stock options. Stock-based compensation expense is reported in selling, general and administrative on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

As of December 31, 2022, the outstanding stock options had an aggregate intrinsic value of $0.

18.	COMMITMENTS AND CONTINGENCIES

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

See also Note 7 (“Leases”).

See also Note 16 (“Income Taxes”).

19.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

PIPE Offering and Related Waiver

On January 25, 2023, the Company consummated a private investment in public equity financing (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement, dated January 25, 2023, as amended (the “2023 SPA”), by and between it and the purchaser named therein (the “2023 SPA Selling Stockholder”) and issued (i) 100,000 shares of common stock; (ii) 1,327,434 warrants (the “Purchase Warrants”) to purchase an aggregate of 2,323,010 shares of common stock; and (iii) 1,227,434 prefunded warrants (the “Pre-Funded Warrants,” and together with the Purchase Warrants, the “Warrants”) to purchase an aggregate of 1,227,434 shares of common stock. The purchase price of each share of common stock and associated Purchase Warrant was $2.26. The purchase of each Pre-Funded Warrant and associated Purchase Warrant was $2.25. The aggregate gross proceeds of the PIPE Offering was approximately $3 million, before deducting fees to the placement agent and other expenses payable by the Company. EF Hutton, division of Benchmark Investments, LLC, acted as the exclusive placement agent in connection with the PIPE Offering.

In connection with the PIPE Offering, the Company entered into a waiver agreement (the “Waiver”) with L1 Capital Global Opportunities Master Fund (“L1”) waiving certain provisions of the Securities Purchase Agreement, dated as of September 14, 2021 (the “2021 SPA”), by and between it and L1. Pursuant to the terms of the Waiver, L1 waived certain provisions of the 2021 SPA and in consideration thereof, the Company (i) issued 150,000 purchase warrants substantially similar to the Purchase Warrants issued in connection with the 2023 SPA; and (ii) paid a cash fee of $50,000 to L1.

The Purchase Warrants are immediately exercisable for $2.26 per share of common stock, subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the purchase warrant agreement (the “Purchase Warrant Agreement”)), until the fifth anniversary of the original issuance date (the “Expiration Date”). The Prefunded Warrants are immediately exercisable for $0.01 per share of common stock, subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the Prefunded Warrant), until all of the Prefunded Warrants are exercised in full. The exercise of the Warrants is subject to beneficial ownership limitations.

Pursuant to the 2023 SPA, the Company is obligated to hold a special stockholders’ meeting no later than 60 days following the date of the 2023 SPA to solicit the approval of the issuance of the shares of common stock, Warrants and the shares of common stock underlying the Warrants in compliance with the rules of the Nasdaq Stock Market (without regard to any limitations on exercise set forth in the Purchase Warrant Agreement or the prefunded warrant agreement (the “Prefunded Warrant Agreement”). On March 27, 2023, the Company held a virtual special meeting of stockholders, and at the meeting, the issuance of the securities in compliance with the rules of the Nasdaq Stock Market has been approved.

In connection with the PIPE Offering, the Company entered into a Registration Rights Agreement with the Purchasers, dated January 25, 2023 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC no later than the 7th calendar day following the date of the Registration Rights Agreement, and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 30th calendar day following the date of the Registration Rights Agreement, or in the event of a “full review” by the SEC, the 45th day following the date of the Registration Rights Agreement. On February 2, 2023, the Company filed the registration statement, and on February 9, 2023, the registration statement was declared effective by the SEC.

Notice of Delisting of Failure to Satisfy a Continued Listing Rule or Standard

On April 10, 2023, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying it that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, it was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the continued listing status of the Company’s common stock on Nasdaq, and, therefore, its listing remains fully effective. The Company was provided initial compliance period of 180 calendar days from the date of the Notice, or until October 9, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022, the end of the period covered by this Annual Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were not effective.

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

40

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Darren M. Marks	56	Chief Executive Officer, President and Director

Jason A. Williams	49	Chief Financial Officer, Treasurer and Secretary

Norman Rosenthal	70	Director

Robert Stevens	57	Director

Dr. Thomas J. Rutherford	68	Director

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

Significant Employees

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions) and have filed a copy of such Code as Exhibit 14.1 to this Annual Report.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or us, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officers with compensation exceeding $100,000 during 2022 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darren Marks	2022	$300,000	$–	$–	$–	$–	$–	$–	$300,000
Chief Executive Officer and President	2021	$300,000	$7,500	$410,652	$–	$–	$–	$–	$718,152

Melvin Leiner (1)	2022	$314,375	$–	$–	$–	$–	$–	$–	$314,375
Chief Operating Officer and Executive Vice President	2021	$300,000	$7,500	$–	$–	$–	$–	$–	$307,500

Jason Williams (2)	2022	$228,000	$–	$–	$–	$–	$–	$–	$228,000
Chief Financial Officer, Treasurer and Secretary	2021	$103,000	$7,500	$–	$–	$–	$–	$–	$110,500

(1)	As of April 22, 2022, Mr. Leiner resigned as Chief Operating Officer and Executive Vice President.

(2)	As of July 26, 2021, Mr. Williams was appointed as Chief Financial Officer, Treasurer and Secretary.

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

On April 22, 2022, the Company entered into an Executive Separation Agreement with Melvin Leiner (the “Separation Agreement”), pursuant to which Mr. Leiner retired from his positions as its Executive Vice President and Chief Operating Officer. Pursuant to the Separation Agreement, Mr. Leiner’s employment with the Company ended on April 22, 2022, and Mr. Leiner is to receive separation payments over a 9-month period equal to his base salary, as well as certain limited health benefits.

On the same day, Mr. Leiner resigned from the Company’s board of directors, effective immediately. Mr. Leiner did not resign as a result of any disagreement with the Company on any matter relating to its operations, policies or practices.

Director Compensation

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Thomas Rutherford	$6,000	$–	–	–	–	–	$6,000
Robert Stevens	$6,000	$–	–	–	–	–	$6,000
Norman Rosenthal	$6,000	$–	–	–	–	–	$6,000

All directors are reimbursed for out-of-pocket expenses related to their Board duties. Our employee director, Mr. Marks, does not receive any compensation for serving as a director. Our three independent directors receive $1,500 per quarter for their services.

Employee Benefit Plans

The Company currently has no employee benefit plans.

2020 Equity Incentive Plan

On September 14, 2020, the Board and on September 16, 2020, the shareholders approved the Company’s 2020 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock awards, restricted RSUs, performance units and performance shares (which may be designed to comply with Section 162(m) of the Internal Revenue Code and stock appreciation rights to officers, directors, key employees, consultants and directors who provide services to the Company. The Company has reserved 62,500 shares for issuance under the Plan. As of April 14, 2023, an aggregate 5,265 shares of common stock and 6,950 options to purchase shares of common stock have been issued under the Plan.

Outstanding Equity Awards

The Company’s Named Executive Officers had no outstanding equity awards on December 31, 2022.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 7, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Grom Social Enterprises, Inc., 2060 NW Boca Raton Blvd., Suite #6, Boca Raton, Florida, 33431.

The percentages below are calculated based on 7,288,177 shares of common stock and 9,281,809 shares of Series C Stock issued and outstanding as of April 7, 2023.

Name of Beneficial Owner	Common Stock		Percentage of Common Stock	Series C Preferred Stock		Percentage of Series C Stock	Combined Voting Power
Executive Officers and Directors:
Darren Marks	23,721	(1)	*	–		–	66.9%	(9)
Melvin Leiner	596	(2)	*	–		–	*
Jason Williams	323		*	–		–	*
Robert Stevens	261	(3)	*	–		–	*
Norman Rosenthal	305	(4)	*	–		–	*
Thomas J. Rutherford	2,567		*	–		–	*
All officers and directors as a group (6 persons)	27,774	(5)	*	–		–	67.0%	(10)

5% or Greater Holders:
Denis J. Kerasotes 31 Fairview Lane Springfield, Illinois 62711	**	(6)	**	3,816,105	(11)	41.1%	–

Condor Equities, LLC (6) 2535 Webb Girth Road Gainesville, Georgia 30507	*	(8)(13)	*	3,131,300	(11)	33.7%	–

Section 3 Developments (7) 2415 Alta Monte Drive Cedar Park, Texas 78613	*		*	520,000	(11)	5.6%	–

Eileen F. Kerasotes Family Trust (8) 4747 County Road 501 Bayfield, CO 81122	*		*	472,420	(11)	5.0%	–

__________

*Less than 1%

**Less than 5%

(1) Represents 23,721 shares of common stock held by Family Tys, LLC (“Family Tys”), of which Mr. Marks is the managing member and over which Mr. Marks has voting and dispositive power. Does not include an aggregate of (i) 9,281,809 shares of Series C Stock (with 1.5625 votes per share, or 14,502,828 votes in the aggregate) and (ii) 58,907 shares, for which Mr. Marks has a voting proxy until May 20, 2023.

(2) Represents 596 shares of common stock held by 4 Life LLC (“4 Life”), of which Mr. Leiner is the managing member and over which Mr. Leiner has voting and dispositive power. On April 22, 2022, Melvin Leiner resigned from his positions as the Company’s Chief Operating Officer, Executive Vice President and Director.

(3) Represents shares held by Thistle Investments, LLC, of which Mr. Stevens is managing member and over which Mr. Stevens has sole voting and dispositive power.

(4) Represents shares held by Tempest Systems, Inc., of which Mr. Rosenthal is chief executive officer and over which Mr. Rosenthal has sole voting and dispositive power.

(5) Does not include an aggregate of (i) 9,281,809 shares of Series C Stock (with 1.5625 votes per share, or 14,502,828 votes in the aggregate), and (ii) 58,907 shares of common stock, for which Mr. Marks has a voting proxy until May 20, 2023.

(6) Dale Nabb, manager of Condor Equities, LLC (“Condor”), has sole voting and dispositive power of the shares held by Condor.

(7) Michael Tapajna, chief executive officer of Section 3 Developments, Inc. (“Section 3”), has sole voting and dispositive power of the shares held by Section 3.

(8) John G. Kerasotes, as trustee of the Eileen F. Kerasotes Trust, has sole voting and dispositive power over the shares held by such Trust.

(9) Based upon (i) 23,721 shares of common stock held by Family Tys of which Mr. Marks is the managing member and over which Mr. Marks has voting and dispositive power and (ii) the voting rights to an aggregate of (A) 58,907 shares of common stock held by certain holders of our Series C Stock, and (B) 9,281,809 shares of Series C Stock, having the right to 1.5625 votes for each share of Series B Stock for which Mr. Marks has a voting proxy until May 20, 2023.

(10) Includes 9,281,809 shares of Series C Stock (with 1.5625 votes per share, or 14,502,828 votes in the aggregate).

(11) Darren Marks, the Company’s Chief Executive Officer, President, and a director, has the voting rights to such shares of Series C Stock and common stock until May 20, 2023, pursuant to voting proxies from such shareholders.

Series C Stock

Darren Marks, the Company’s Chief Executive Officer, President, and a director, has all of the voting rights of the Series C Stock until May 20, 2023, pursuant to a proxy from the Series C shareholders.

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

During the years ended December 31, 2022 and 2021, the Marks family was paid a total of $36,026 and $29,050, respectively.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future. Each member of the Marks family is actively involved in the creation of content for the website and mobile app, including numerous videos focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events.

Liabilities Due to Executive Officers and/or Directors

On July 13, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No notice of default or demand for payment has been received by the Company. During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $5,000 and $5,000, respectively.

At December 31, 2022 and 2021, the aggregate related party payables were $72,356 and $67,356, respectively, of which 22,356 and 17,356 were reported under accrued liabilities on our consolidated balance sheets.

Common Stock and Stock Options Issued to Officers and/or Directors

On August 2, 2021, Mr. Marks was issued 5,265 shares of the Company’s restricted common stock valued at $78.00 per share or $410,652 as compensation.

Voting Proxies

On May 20, 2021, the Company entered into exchange agreements (each, an “Exchange Agreement”) with the holders of the Company’s Series B 8% Convertible Preferred Stock (“Series B Stock”), pursuant to which the holders agreed to exchange all of their shares of the Series B Stock for shares of the Company’s 8% Series C Convertible Preferred Stock (the “Series C Stock”), on a one for one basis (the “Exchange”). As a result of the Exchange, all 9,215,059 issued and outstanding shares of the Company’s Series B Stock were exchanged for 9,215,059 shares of the Company’s newly-designated Series C Stock and all of the exchanged Series B Stock was cancelled.

In connection with their entry into the Exchange Agreements, the holders delivered proxies to Darren Marks, an officer and director of the Company, granting him the power to vote all the holder’s shares of Series C Stock, and all other securities they hold of the Company, for a period of two years. As a result, Mr. Marks has 66.9% of the Company’s combined voting power.

Director Independence

As of December 31, 2022, our Board is currently composed of five members, three of whom, Dr. Thomas Rutherford, Robert Stevens, and Norman Rosenthal qualify as independent in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ Capital Market independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the directors nor any of their family members, have engaged in various types of business dealings with us.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

On February 17, 2022, we dismissed BF Borgers CPA PC as the Company's independent registered public accounting firm, effective as of such date and engaged Rosenberg Rich Baker Berman P.A. as the Company's independent registered public accounting firm for the year ending December 31, 2021.

The following table reflects the aggregate fees billed for professional services rendered by Rosenberg Rich Baker Berman P.A. and BF Borgers CPA PC in years ended December 31, 2022 and 2021:

	Rosenberg Rich Baker Berman P.A.		BF Borgers CPA PC
Services	2022	2021	2022	2021
Audit Fees	$190,000	$–	$–	$75,600
Audit-Related Fees	122,500	–	234,900	164,000
Tax Fees	–	–	–	–
All Other Fees	–	–	–	–
Total Fees	$202,500	$–	$234,900	$239,600

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2022 and 2021 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Audit Committee’s Pre-Approval Practice

The Audit Committee of the Board has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by our independent registered public accounting firm in 2022 and 2021, consistent with the Audit Committee’s responsibility for engaging our independent registered public accounting firm. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with our independent registered public accounting firm maintaining its independence. The percentage of hours expended on our independent registered public accounting firm ’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2019)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company, filed May 7, 2021, effective as of May 13, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2021)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2021)
3.7	Certificate of Amendment to the Articles of Incorporation of the Company, filed on December 6, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2022)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
4.3	Certificate of Designation of Series A Convertible Preferred Stock, dated February 22, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019)
4.4	Articles of Amendment to Articles of Incorporation, dated May 31, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2019)
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2021)
4.6	Certificate of Designation of Series B 8% Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
4.7	12% Convertible Note, dated February 9, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021)
4.8	Common Stock Purchase Warrant, dated February 9, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
4.9	12% Convertible Promissory Note, dated April 16, 2021, issued to Labrys Fund, LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021)
4.10	Common Stock Purchase Warrant, dated April 16, 2021, issued to Labrys Fund, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021)
4.11	8% Convertible Promissory Note, dated August 19, 2021, issued by Grom Social Enterprises, Inc. to Curiosity Ink Media LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
4.12	Form of $4,400,000 Principal Amount, 10% Original Issue discount Senior Secured Convertible Note issued to L1 Capital, due March 14, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
4.13	Form of Common Stock Purchase Warrant issued to L1 Capital, exercisable at $4.20 for 813,278 shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
4.14	Amended and Restated $4,400,000 Principal Amount, 10% Original Issue Discount Senior Secured Convertible Note issued to L1 Capital on October 20, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2021)

4.15	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 6, 2022)
4.16	Form of Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 6, 2022)
4.17	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 31, 2023)
4.18	Form of Prefunded Warrant Agreement (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 31, 2023)
10.1	Form of Sales Rep Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.2	Consulting Agreement and Addendum (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.3	Sublease Agreement with Grom Social, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 3, 2016)
10.4	Purchase and Sale Agreement with Forcefield (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016)
10.5	Copy of Letter of Intent with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2017)
10.6	Share Exchange Agreement with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017)
10.7*	Employment Agreement, dated June 1, 2016, between the Company and Darren Marks (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.8*	Employment Agreement with Melvin Leiner (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.9	Acquisition Agreement of TD Holdings (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.10	Memorandum of Understanding with Fyoosion LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2017)
10.11	Asset Purchase Agreement with Fyoosion LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2018)
10.12	Amending Agreement to the Share Sale Agreement for the Entire Issued Share Capital of TD Holdings Limited and the Secured Promissory Note (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2018)
10.17	$1.0 Million Convertible Promissory Note with TeleMate.net (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.18	Investment Banking Agreement with Newbridge Securities Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.19	Form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.20	Subscription Agreement for Series A Stock (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.21	Purchase and Sale Agreement with TeleMate.Net (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.22	Grom Educational Services Peachtree Pointe Lease (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
10.24	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2019
10.25	Form of 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.26	Form of 12% Senior Secured Convertible Promissory Note(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.27	Form of Subscription Agreement for 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.28	Intercreditor Deed (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)

10.29	Security Agent Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.30	Third Amendment to the TDH Share Sell Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.31	Security Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.32	Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.33	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.34	Form of Exchange Agreement for Series A 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.35	Form of Subscription Agreement for Series B Convertible Stock (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.36	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.37	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.38	Form of NonQualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.39	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.40	Form of Grant of Stock Appreciation Rights (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.41	Securities Purchase Agreement, dated November 30, 2020, between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.42	8% Convertible Note, dated November 30, 2020 issued to EMA Financial, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.43	Note Purchase Agreement, dated November 30, 2020, between the Company and Quick Capital, LLC (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.44	$113,587 Convertible Note, dated November 30, 2020, issued to Quick Capital, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.45	Common Stock Purchase Warrant, dated November 30, 2020, issued to Quick Capital, LLC (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.46	Securities Purchase Agreement, dated February 9, 2021, between the Company and Auctus Fund, LLC incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.47	Note Cancellation and General Release, dated March 17, 2021 from Newbridge Securities Corporation (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2021)
10.48	12% Convertible Promissory Note, dated March 11, 2021, issued to FirstFire Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.49	Common Stock Purchase Warrant, dated March 11, 2021, issued to FirstFire Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.50	Securities Purchase Agreement, dated March 11, 2021, between the Company and FirstFire Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.51	Registration Rights Agreement, dated March 11, 2021, between the Company and FirstFire Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.52	Securities Purchase Agreement, dated April 16, 2021, between the Company and Labrys Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021)
10.53	Form of Exchange Agreement for exchange of Series B Stock for Series C Stock (incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2021)
10.54	Membership Interest Purchase Agreement, dated July 29, 2021, by and among the Company, Curiosity and the Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021)
10.55	Amended and Restated Limited Liability Company Agreement dated as of August 19, 2021 by and among CIM, Grom and Sellers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.56	Employment Agreement dated as of August 19, 2021 between the Company and Russell Hicks (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)

10.57	Non-Qualified Stock Option Agreement dated August 19, 2021 between the Company and Russell Hicks (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.58	Employment Agreement dated as of August 19, 2021 between the Company and Brent Watts (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.59	Non-Qualified Stock Option Agreement dated August 19, 2021 between the Company and Brent Watts (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.60	Securities Purchase Agreement, Dated as of September 14, 2021 (“Closing Date”), between Grom Social Enterprises, Inc., a Florida corporation (the “Company”), and L1 Capital Global Master Fund (“L1 Capital”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.61	Form of Subsidiary Guaranty executed by Company subsidiaries, in favor of L1 Capital (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.62	Form of Registration Rights Agreement, dated September 14, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.63	Form of Security Agreement, dated as of September 14, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.64	Form of Intercreditor Agreement, dated as of September 14, 2021, between the Company, L1 Capital and certain pre-existing creditors of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.65	Amended and Restated Securities Purchase Agreement, dated October 20, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2021)
10.66	10% Original Issue Discount Promissory Note dated January 20, 2022, between the Company”, and L1 Global Capital Master Fund (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
10.67	Common Stock Purchase Warrant to purchase 303,682 shares of the Company’s common stock issued to L1 Global Capital Master Fund, dated January 20, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
10.68	Form of Registration Rights Agreement, dated January 20, 2022, between the Company and L1 Capital Capital Master Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
10.69	Executive Separation Agreement, dated April 22, 2022, by and among Grom Social Enterprises, Inc., and Melvin Leiner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022).
10.70	Form of Warrant Agent Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on December 13, 2022, filed with the Securities and Exchange Commission on December 6, 2022)
10.71	Form of Lockup Agreement (Incorporated by reference to Exhibit 10.71 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 6, 2022)
10.72	Securities Purchase Agreement, dated January 25, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.73	Amendment No. 1 to Securities Purchase Agreement, dated January 30, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.74	Amendment No. 2 to Securities Purchase Agreement, dated January 30, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.75	Waiver Agreement, dated January 30, 2023, between the Company and L1 Capital Global Opportunities Master Fund (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.76	Registration Rights Agreement by and between Grom Social Enterprises, Inc. and the Hudson Bay Master Fund Ltd. dated January 25, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith)
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith)
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Management compensation agreement

** Filed herewith

ITEM 16. FORM 10–K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Grom Social Enterprises, Inc.

Dated: April 17, 2023	By:	/s/ Darren Marks
Darren Marks Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Marks	Chief Executive Officer, President and Chairman	April 17, 2023
Darren Marks	(Principal Executive Officer)

/s/ Jason Williams	Chief Financial Officer, Treasurer and Secretary	April 17, 2023
Jason Williams	(Principal Financial and Accounting Officer)

/s/ Dr. Thomas Rutherford	Director	April 17, 2023
Dr. Thomas Rutherford

/s/ Robert Stevens	Director	April 17, 2023
Robert Stevens

/s/ Norman Rosenthal	Director	April 17, 2023
Norman Rosenthal

