Form 10-Q
period 2023-03-31
Grom Social Enterprises, Inc.
filed 2023-05-17
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 8,497,302 shares of the registrant’s common stock were outstanding.

GROM SOCIAL ENTERPRISES, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this Quarterly Report, including the documents that we have incorporated by reference, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Discussions containing forward-looking statements may be found in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Quarterly Report.

Forward-looking statements are necessarily subjective, are based upon our current plans, intentions, objectives, goals, strategies, beliefs, projections and expectations, and involve known and unknown risks, uncertainties and other important factors.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors” in this Quarterly Report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,136,755	$3,871,176
Accounts receivable, net	826,394	1,162,230
Inventory, net	99,070	92,303
Prepaid expenses and other current assets	620,937	605,497
Total current assets	5,683,156	5,731,206
Operating lease right of use assets	1,019,237	1,069,222
Property and equipment, net	183,546	285,676
Goodwill	10,567,484	10,567,484
Intangible assets, net	5,321,725	5,364,231
Other assets	1,640,603	1,627,078
Total assets	$24,415,751	$24,644,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$419,028	$839,679
Accrued liabilities	302,863	378,954
Dividends payable	557,435	371,799
Advanced payments and deferred revenues	445,477	576,338
Convertible notes payable, net – current	536,780	503,465
Related party payables	50,000	50,000
Lease liabilities – current	254,577	269,681
Total current liabilities	2,566,160	2,989,916
Convertible notes payable, net of loan discounts	–	68,199
Lease liabilities	773,970	803,958
Other noncurrent liabilities	226,602	434,976
Total liabilities	3,566,732	4,297,049

Commitments and contingencies (Note 17)

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,281,809 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9,282	9,282
Common stock, $0.001 par value. 500,000,000 shares authorized; 7,339,677 and 2,514,858 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7,340	2,515
Additional paid-in capital	104,609,026	101,726,355
Accumulated deficit	(85,802,343)	(83,472,412)
Accumulated other comprehensive loss	(136,493)	(166,129)
Total Grom Social Enterprises, Inc. stockholders' equity	18,686,812	18,099,611
Noncontrolling interests	2,162,207	2,248,237
Total stockholders' equity	20,849,019	20,347,848
Total liabilities and equity	$24,415,751	$24,644,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022

Sales	$1,199,643	$1,231,125
Cost of goods sold	659,506	916,949
Gross profit	540,137	314,176
Operating expenses:
Depreciation and amortization	153,190	64,450
Selling, general and administrative	1,875,360	1,694,819
Professional fees	276,920	404,066
Total operating expenses	2,305,470	2,163,335
Loss from operations	(1,765,333)	(1,849,159)
Other income (expense)
Interest income (expense), net	(480,778)	(1,631,022)
Other gains (losses)	15,786	23,736
Total other income (expense)	(464,992)	(1,607,286)
Loss before income taxes	(2,230,325)	(3,456,445)
Provision for income taxes (benefit)	–	–
Net loss	(2,230,325)	(3,456,445)
Loss attributable to noncontrolling interests	(86,030)	(79,838)
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(2,144,295)	(3,376,607)
Dividends to Series C preferred stockholders	185,636	176,844
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	(2,329,931)	(3,553,451)

Basic and diluted loss per common share	$(0.43)	$(7.59)

Weighted-average number of common shares outstanding:
Basic and diluted	5,448,105	468,458

Comprehensive loss:
Net loss	$(2,230,325)	$(3,456,445)
Foreign currency translation adjustment	29,636	(3,718)
Comprehensive loss	(2,200,689)	(3,460,163)
Comprehensive loss attributable to noncontrolling interests	(86,030)	(79,838)
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(2,114,659)	$(3,380,325)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2022	–	$–	–	$–	9,400,309	$9,400	433,631	$434	$89,863,573	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

Net loss	–	–	–	–	–	–	–	–	–	(3,376,607)	–	(79,838)	(3,456,445)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(3,718)	–	(3,718)
Conversion of Series C preferred stock into common stock	–	–	–	–	(39,500)	(39)	686	1	38	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–	–	(176,844)	–	–	(176,844)
Issuance of common stock as payment for Series C preferred stock dividends payable	–	–	–	–	–	–	5,842	6	459,062	–	–	–	459,068
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–	2,486	2	76,820	–	–	–	76,822
Conversion of note principal and accrued interest into common stock	–	–	–	–	–	–	191,912	192	4,124,808	–	–	–	4,125,000
Recognition of beneficial conversion features related to notes payable	–	–	–	–	–	–	–	–	363,329	–	–	–	363,329
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–	48,142	–	–	–	48,142

Balance, March 31, 2022	–	$–	–	$–	9,360,809	$9,361	634,557	$635	$94,935,772	$(69,957,641)	$(34,473)	$2,602,501	$27,556,155

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2023	–	$–	–	$–	9,281,809	$9,282	2,514,858	$2,515	$101,726,355	$(83,472,412)	$(166,129)	$2,248,237	$20,347,848

Net loss	–	–	–	–	–	–	–	–	–	(2,144,295)	–	(86,030)	(2,230,325)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	29,636	–	29,636
Conversion of Series C preferred stock into common stock	–	–	–	–	–	–	–	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–	–	(185,636)	–	–	(185,636)
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	–	–	100,000	100	2,448,259	–	–	–	2,448,359
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–	4,701,485	4,702	7,607	–	–	–	12,309
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–	23,334	23	31,945	–	–	–	31,968
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant	–	–	–	–	–	–	–	–	350,038	–	–	–	350,038
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–	44,822	–	–	–	44,822

Balance, March 31, 2023	–	$–	–	$–	9,281,809	$9,282	7,339,677	$7,340	$104,609,026	$(85,802,343)	$(136,493)	$2,162,207	$20,849,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,230,325)	$(3,456,445)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	206,834	130,830
Amortization of debt discount	5,206	1,621,313
Amortization of right-of-use assets	72,869	82,644
Provision for doubtful accounts	7,149	–
Common stock purchase warrants issued for financing costs	350,039	–
Common stock issued in exchange for fees and services	31,968	76,822
Retirement benefit cost	46,363	–
Stock based compensation	44,822	48,142
Loss on disposal of property and equipment	559	–
Changes in operating assets and liabilities:
Accounts receivable	328,687	201,832
Inventory	(6,768)	(4,172)
Prepaid expenses and other current assets	(15,441)	(46,245)
Other assets	(107,977)	(118,594)
Accounts payable	(469,751)	(70,542)
Accrued liabilities	(29,489)	39,250
Advanced payments and deferred revenues	(130,862)	(8,273)
Income taxes payable and other noncurrent liabilities	(208,373)	(3,091)
Operating lease liabilities	(68,066)	(94,167)
Net cash used in operating activities	(2,172,556)	(1,600,696)

Cash flows from investing activities:
Purchase of property and equipment	(15,193)	(25,825)
Proceeds from the sale of property and equipment	4,688	–
Net cash used in investing activities	(10,505)	(25,825)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,448,359	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	12,309	–
Proceeds from issuance of convertible notes	–	1,444,000
Repayments of convertible notes	(40,089)	(35,968)
Repayments of loans payable	–	(31,510)
Net cash provided by financing activities	2,420,579	1,376,522

Effect of exchange rates on cash and cash equivalents	28,061	(8,834)
Net increase (decrease) in cash and cash equivalents	265,579	(258,833)
Cash and cash equivalents at beginning of period	3,871,176	6,530,161
Cash and cash equivalents at end of period	$4,136,755	$6,271,328

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,917	$11,796
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce dividends payable to Series C preferred stockholders	$–	$459,068
Common stock warrants issued in connection with convertible promissory notes	$–	$363,329
Conversion of note principal and accrued interest into common stock	$–	$4,125,000
Dividends payable to Series C preferred stockholders	$185,636	$176,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

1.	NATURE OF OPERATIONS

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

The Company operates its business through the following five operating subsidiaries:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida on March 5, 2012, operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation, and (ii) Top Draw Animation, Inc. (“Top Draw” or “TDA”), a Philippines corporation. The group’s principal service-based activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”), incorporated in the State of Florida on January 17, 2017, operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”), organized in the State of Delaware on January 9, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

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

On a consolidated basis, the Company has incurred significant operating losses since its inception. As of March 31, 2023, The Company has an accumulated deficit of $85.8 million. During the three months ended March 31, 2023, it used approximately $2.2 million in cash for operating activities.

The Company has funded its operations primarily through sales of its common stock in public markets, proceeds from the exercise of warrants to purchase common stock, and the sale of convertible notes. Future capital requirements will depend on many factors, including the (i) rate of revenue growth, (ii) expansion of sales and marketing activities, (iii) timing and extent of spending on content development efforts, and (iv) market acceptance of the Company’s content, products and services.

The Company’s management intends to raise additional funds through the issuance of equity securities or debt to enable the Company to meet its obligations for the twelve-month period. However, there can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations and/or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

The Company experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affected both the Company’s and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 88% of the Company’s total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

In response to the outbreak and business disruption, the Company instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of its administrative offices and production studio. The Company also implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In January 2022, the Company started to recall artists and employees to return to the studio. It is currently operating at 50% seat capacity.

The outbreak may continue to spread, which could materially impact the Company’s business. The full extent of potential impacts on the Company’s business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition and results of operations.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. For the three months ended March 31, 2023, the condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries Grom Social, TD Holdings, GES, GNS, and Curiosity. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary, Curiosity, as equity in the consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net loss in the condensed consolidated statements of operations and comprehensive loss.

These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments, which include intercompany balances and transactions are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at December 31, 2022, as presented in the Company’s Annual Report on Form 10-K filed on April 17, 2023 with the SEC.

Certain amounts for the prior year period have been reclassified to conform to current year’s presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The most significant estimates relate to revenue recognition, valuation of accounts receivable, goodwill and other long-lived assets, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Update to Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on April 17, 2023, that are of significance, or potential significance, to the Company.

4.	REVENUES

The Company recognizes revenue from contracts with customers in accordance with FASB ASC 606. The Company’s main types of revenue contracts consists of the following:

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

Produced and Licensed Content Revenue

Produced and licensed content revenues are generated from the licensing of internally-produced films and episodic television programs.

Each individual film or television series episode delivered represents a separate performance obligation and revenues are recognized when the episode is made available to the licensee for exhibition. For license agreements containing multiple deliverables, revenues are allocated based on the relative standalone selling price of each film or episode of a television series, which is based on licenses for comparable films or series within the marketplace. Agreements to license programming are often long term, with collection terms ranging from one to five years.

The advanced billing component for licensed content is initially recorded as deferred revenue and subsequently recognized as revenue upon completion of the performance obligation in accordance with the terms of licensing agreement.

Publishing Revenue

The Company has engaged the services of a third-party entity to manage the printing, publishing and distribution of the Company’s publishing content. In accordance with the terms agreed with the third party, the Company’s revenue is recognized as 50% of revenue from sales per title after the third-party vendor earns back the costs to develop, author, publish, market, promote and distribute each title, inclusive of any royalties owed to rights holders, following a six month period in market to allow for returns.

Publishing revenues are eligible for recognition upon the completion of a six-month sales period to provide for any potential returns and notification from the third-party entity that it has earned back all of its related publishing costs.

Other Revenue

Other revenue corresponds to ecommerce sales, commercial services, and subscription and advertising revenue from the Grom Social mobile application.

The following table depicts the disaggregated revenue listed above within the Sales caption in the condensed consolidated statements of operations:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Animation	$1,057,669	$1,048,613
Web Filtering	90,810	182,244
Publishing	10,101	–
Other	41,063	268
Total Sales	$1,199,643	$1,231,125

The following table sets forth the components of the Company’s accounts receivable and advanced payments and deferred revenues at March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022

Billed accounts receivable	$317,619	$607,524
Unbilled accounts receivable	553,900	592,932
Allowance for doubtful accounts	(45,125)	(38,226)
Total accounts receivable, net	$826,394	$1,162,230
Total advanced payments and deferred revenues	$445,477	$576,338

During the three months ended March 31, 2023, the Company had three customers that accounted for 76.3% of revenues. During the three months ended March 31, 2022, the Company had three customers that accounted for 65.9% of revenues.

At March 31, 2023, the Company had three customers that accounted for 78.9% of accounts receivable. At December 31, 2022, the Company had two customers that accounted for 73.6% of accounts receivable.

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

5.	INVENTORY

Inventory consists of costs incurred to produce animated content for third party customers. Costs incurred to produce the animated content for customers, which include direct production costs, production overhead and supplies are recognized as work-in-progress inventory. As animated content is completed in accordance with the terms stated by the customer, inventory is classified as finished products and subsequently recognized as cost of services as animated content is accepted by and available to the customer. Carrying amounts of animated content are recorded at the lower of cost or net realizable value. Cost is determined using a weighted average cost method for direct production costs, productions overhead and supplies used for completing animation projects.

As of March 31, 2023 and December 31, 2022, the Company’s inventory totaled $99,070 and $92,303, respectively, and was comprised of work-in-progress of $85,830 and $85,324, and finished goods of $13,240 and $6,979, respectively.

6.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,554,434	$(2,470,748)	$83,686	$2,774,308	$(2,651,872)	$122,436
Machinery and equipment	177,916	(173,642)	4,274	189,641	(182,180)	7,461
Vehicles	11,995	(11,995)	–	41,112	(35,504)	5,608
Furniture and fixtures	383,379	(369,159)	14,220	409,996	(391,783)	18,213
Leasehold improvements	1,100,013	(1,018,647)	81,366	1,172,501	(1,065,148)	107,353
Total fixed assets	4,227,737	(4,044,191)	183,546	4,587,558	(4,326,487)	261,071
Capital assets not subject to depreciation:
Construction in progress	–	–	–	24,605	–	24,605
Total fixed assets	$4,227,737	$(4,044,191)	$183,546	$4,612,163	$(4,326,487)	$285,676

For the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $69,876 and $92,674, respectively.

7.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Capitalized website development costs	$963,664	$1,057,312
Prepublication costs	166,112	164,042
Produced and licensed content costs	436,549	325,966
Deposits	74,278	72,027
Other noncurrent assets	–	7,731
Total other assets	$1,640,603	$1,627,078

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

The following tables set forth the components of the Company’s capitalized costs at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Depreciation	Net Book Value
Prepublication costs	$168,398	$(2,286)	$166,112	$165,524	$(1,482)	$164,042
Produced and licensed content costs	436,549	–	436,549	325,966	–	325,966
Capitalized website development costs	1,123,772	(160,108)	963,664	1,123,772	(66,460)	1,057,312
Total capitalized costs	$1,728,720	$(162,394)	$1,566,325	$1,615,262	$(67,942)	$1,547,320

For the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $94,452 and $0, respectively.

8.	LEASES

The Company has entered into operating leases primarily for office space. These leases have original terms which range from two years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. During the three months ended March 31, 2023, the Company did not record any additional right of use (“ROU”) assets or lease liabilities related to new operating leases.

The future minimum payment obligations at March 31, 2023 for operating leases are as follows:

Remainder of 2023	$287,404
2024	280,112
2025	281,663
2026	228,798
2027	240,239
Thereafter	–
Total future minimum payment obligations	1,318,216
Less: Imputed interest	(289,669)
Present value of lease liabilities	$1,028,547

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

Information related to the Company's operating right-of-use assets and related lease liabilities are as follows:

Three Months Ended March 31, 2023
Cash paid for operating lease liabilities	$95,300
Weighted-average remaining lease term in years	3.1
Weighted-average discount rate	10%

For the three months ended March 31, 2023 and 2022, the Company recorded rent expenses related to lease obligations of $100,102 and $105,340, respectively. Rent expenses related to lease obligations are allocated between cost of goods sold and selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

9.	BUSINESS COMBINATIONS

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

Pursuant to the Purchase Agreement, the Company also paid $400,000 and issued an 8% eighteen-month convertible promissory note in the principal amount $278,000 (the “Curiosity Note”) to pay-down and refinance certain outstanding loans and advances previously made to Curiosity by Russell Hicks and Brett Watts.

The Curiosity Note is convertible into shares of common stock of the Company at a conversion price of $3.28 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Curiosity Note may be prepaid at any time, in whole or in part. The Curiosity Note is subordinate to the Company’s senior indebtedness.

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

During the year ended December 31, 2022, the Company finalized the purchase price allocation, during the permissible measurement period, and obtained new fair value information for certain identifiable intangible assets related to its acquisition of Curiosity. The revised purchase price allocation decreased goodwill by $468,426 and increased intangible assets by $468,426. These adjustments did not have a significant impact on the Company’s consolidated financial statements.

The following table summarizes the individually identifiable intangible assets subsequently recognized:

Licensing agreements	$341,728
Books and stories content	126,698
Total identifiable intangible assets	$468,426

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

At March 31, 2023 and December 31, 2022, the carrying amount of the Company’s goodwill was $10,567,484.

The following table sets forth the components of the Company’s intangible assets at March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,526,282	$(1,030,241)	$496,041	$1,526,282	$(992,083)	$534,199
Licensing agreement	19.60	341,728	(28,989)	312,739	341,728	(24,641)	317,087
Subtotal		1,868,010	(1,059,230)	808,780	1,868,010	(1,016,724)	851,286
Intangible assets not subject to amortization:
Books and stories content		126,698	–	126,698	126,698	–	126,698
Trade names		4,386,247	–	4,386,247	4,386,247	–	4,386,247
Total intangible assets		$6,380,955	$(1,059,230)	$5,321,725	$6,380,955	$(1,016,724)	$5,364,231

For the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $42,505 and $38,157, respectively.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

Remainder of 2023	$127,516
2024	170,022
2025	170,022
2026	93,708
2027	17,394
Thereafter	230,118
Total remaining intangible assets subject to amortization	$808,780

11.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Executive and employee compensation	$92,981	$102,151
Interest on convertible notes and promissory notes	92,457	84,292
Other accrued expenses and liabilities	117,425	192,511
Total accrued liabilities	$302,863	$378,954

12.	RELATED PARTY TRANSACTIONS AND PAYABLES

Darren Marks’s Family

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social mobile app. These individuals create and produce original short form content focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events. Sarah Marks, the wife of Mr. Marks, and Zach Marks, Luke Marks, Jack Marks, Dawson Marks, Caroline Marks and Victoria Marks, each Mr. Marks’s children, are, or have been, employed by or independently contracted with the Company.

As of March 31, 2023, Zach and Luke Marks were employed by Grom Social as its Founder and Content Creator, and Content Coordinator, respectively, and receive annual salaries of $103,000 and $30,000, respectively.

For the three months ended March 31, 2023 and 2022, the Marks family was paid a total of $33,250 and $30,000, respectively.

Compensation for services provided by members of the Marks family is expected to continue for the foreseeable future.

Liabilities Due to Executive Officers and Directors

On July 11, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. No notice of default or demand for payment has been received by the Company. During the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $1,233, respectively.

As of March 31, 2023 and December 31, 2022, the aggregate related party payables balance was $73,616 and $72,383, respectively, of which $23,616 and $22,383 of accrued interest were reported under accrued liabilities on the Company’s consolidated balance sheets.

13.	EMPLOYEE BENEFIT PLAN

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

The amount of the defined benefit liability reported under other noncurrent liabilities in the consolidated balance sheet is determined as follows:

	March 31, 2023	December 31, 2022

Benefit obligation	$226,602	$434,974
Plan assets	–	–
Total	$226,602	$434,974

The components of the accumulated benefit cost to be recognized under selling, general and administrative expense in consolidated statement of operations are the service cost (current service cost, past service cost or credit and settlement gains or losses) and net interest expense on the net defined benefit liability:

	March 31, 2023	March 31, 2022

Current service cost	$56,630	$2,471
Net interest expense	5,374	–
Total	$59,004	$2,471

The change in the accumulated benefit cost in the consolidated balance sheet for the three months ended March 31, 2023 is as follows:

2023

Balance, January 1	$434,974
Foreign currency translation	8,185
Expense recognized in other comprehensive income	59,004
Remeasurement on actuarial gain (loss) recognized	(48,683)
Contributions paid	(226,878)
Balance, March 31	$226,602

The cumulative amount of actuarial gains recognized in other comprehensive income for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022

Balance, January 1	$(37,303)	$60,518
Foreign currency translation	–	–
Actuarial gain (loss)	(46,307)	–
Balance, March 31	83,610	60,518
Tax effect	20,903	(12,439)
Cumulative actuarial gain (loss), net of tax	$(62,707)	$48,079

The assumptions used to determine retirement benefits for the three months ended March 31, 2023 are as follows:

March 31, 2023

Discount rate	6.44%
Salary increase rate	2.00%

14.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
8% Unsecured Convertible Note (Curiosity)	$278,000	$278,000
12% Senior Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	171,219	204,907
12% Senior Secured Convertible Notes (Additional Secured Notes)	32,518	38,932
Loan discounts	(19,957)	(25,164)
Total convertible notes, net	536,780	571,664
Less: current portion of convertible notes, net	(536,780)	(503,465)
Convertible notes, net	$–	$68,199

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

As of March 31, 2023, the principal balance of the Curiosity note was $278,000.

10% Senior Secured Convertible Note with Original Issuance Discount (L1)

On September 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with L1 Capital Global Master Fund (“L1”) pursuant to which it issued (i) a 10% original issue discount senior secured convertible note in the principal amount of $4,400,000 to L1 (the “L1 Note”) and (ii) a 5 five-year warrant to purchase 27,109 shares of the Company’s common stock at an exercise price of $126.00 per share (“Warrant Shares”) in exchange for $3,960,000 (the “First Tranche Financing”). The Purchase Agreement also provided, subject to shareholder approval, for the issuance, subject to certain conditions, of an additional $1,500,000 of notes and warrants to purchase 9,259 shares of common stock (the “Second Tranche Financing”) on the same terms.

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

During the three months ended March 31, 2022, the Company issued an aggregate 191,192 shares of common stock to L1 upon the conversion of $4,125,000 of outstanding principal.

As of March 31, 2023, the principal balance of L1 Note was $0 and all associated loan discounts were fully amortized.

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

As of March 31, 2023, the principal balance of the Second Tranche Notes was $0 and all associated loan discounts were fully amortized.

10% Secured Convertible Notes with Original Issuance Discounts (“OID Notes”)

During the year ended December 31, 2017, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 10.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $748.80. As of March 31, 2023, the remaining principal balance of these notes was $25,000.

During the year ended December 31, 2018, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 20.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $480.00. As of March 31, 2023, the remaining principal balance of these notes was $50,000.

As of March 31, 2023, the aggregate principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

As of March 31, 2023, the principal balance of the TDH Secured Notes was $171,219 and the remaining balance on the associated loan discounts was $16,771.

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

As of March 31, 2023, the principal balance of the Additional Secured Notes was $32,518 and the remaining balance on the associated loan discounts was $3,186.

Future Minimum Principal Payments

The remaining principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

Remainder of 2023	$480,651
2024	76,086
Total future minimum principal payments	$556,737

15.	INCOME TAXES

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

The Company’s interim effective tax rate, inclusive of discrete items, for the three-month periods ended March 31, 2023 and 2022 was 0%, respectively, due to recurrent net losses for the periods presented.

16.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had no shares of Series A Stock issued and outstanding.

Series B Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company had 9,281,809 shares of Series C Stock issued and outstanding, respectively.

For the three months ended March 31, 2023, the Company declared cumulative dividends totaling $185,636 for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 7,339,677 and 2,514,858 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

Reverse Stock Split

On October 4, 2022, the Board and shareholders approved the granting of authority to the Board to amend the Company’s articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock, by a ratio of no less than 1-for-2 and no more than 1-for-30, with the exact ratio to be determined by the Board in its sole discretion, and with such reverse stock split to be effective at such time and date, if at all, as determined by the Board in its sole discretion. On December 9, 2022, the Board effected a 1-for-30 reverse stock split in connection with the Company’s continued listing of its common stock on Nasdaq.

PIPE Offering and Related Waiver

On January 25, 2023, the Company consummated a private investment in public equity financing (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement, dated January 25, 2023, as amended (the “2023 SPA”), by and between it and the purchaser named therein (the “2023 SPA Selling Stockholder”) and issued (i) 100,000 shares of common stock; (ii) 1,327,434 warrants (the “Purchase Warrants”) to purchase an aggregate of 2,323,010 shares of common stock; and (iii) 1,227,434 prefunded warrants (the “Pre-Funded Warrants,” and together with the Purchase Warrants, the “Warrants”) to purchase an aggregate of 1,227,434 shares of common stock. The purchase price of each share of common stock and associated Purchase Warrant was $2.26. The purchase of each Pre-Funded Warrant and associated Purchase Warrant was $2.25. The aggregate gross proceeds of the PIPE Offering was approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company. EF Hutton, division of Benchmark Investments, LLC, acted as the exclusive placement agent in connection with the PIPE Offering.

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

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three months ended March 31, 2023, the Company issued 23,334 shares of common stock with a fair market value of $31,968 to contractors for services rendered.

During the three months ended March 31, 2022, the Company issued 2,486 shares of common stock with a fair market value of $76,822 to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Note Principal and Accrued Interest

During the three months ended March 31 2022, the Company issued 191,192 shares of common stock upon the conversion of $4,125,000 in note principal and accrued interest.

Common Stock Issued in Connection with Series C Stock Dividends

During the three months ended March 31, 2022, the Company issued 5,842 shares of common stock valued at $459,068 for cumulative dividends declared as of December 31, 2021 on its Series C Stock.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at March 31, 2023 and December 31, 2022. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2022	141,572	$132.00	1.75
Warrants issued	4,280,355	3.20
Warrants exercised	(279,069)	–
Warrants forfeited	(5,678)	–
December 31, 2022	4,137,180	7.29	4.89
Warrants issued	3,812,944	2.26
Warrants exercised	(5,770,379)	–
Warrants forfeited	–	–
Balance March 31, 2023	2,179,745	$10.66	4.73

On January 31, 2023, in connection with the PIPE Offering described above, the Company issued 1,327,434 Purchase Warrants to purchase an aggregate of 2,323,010 shares of common stock. The Purchase Warrants are immediately exercisable for $2.26 per share of common stock. The Purchase Warrant holders may also effect an alternative cashless exercise on or after the later of (i) the 30 day anniversary of the initial exercise date and (ii) the stockholder approval date (as defined in the 2023 SPA). In such event, the aggregate number of shares of common stock issuable in such alternative cashless exercise shall equal the product of the aggregate number of shares of common stock that would be issuable upon exercise of the Purchase Warrants and 0.85.

The Purchase Warrants were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the issuance ($2.15), an expected dividend yield of 0%, a historical volatility of 176.6%, a risk-free interest rate of 3.6%, and an expected term of one year. The Purchase Warrants were allocated a relative fair value of $1,387,429.

On January 31, 2023, the Company also issued 150,000 purchase warrants, substantially similar to the Purchase Warrants issued in connection with the PIPE Offering, to purchase an aggregate of 262,500 shares of common stock. The Purchase Warrants were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the issuance ($2.15), an expected dividend yield of 0%, a historical volatility of 176.6%, a risk-free interest rate of 3.6%, and an expected term of 1 year. The fair value of the purchase warrants was $350,039.

During the three months ended March 31, 2023, the Company issued 1,262,787 shares of common stock upon the exercise of 1,262,787 prefunded warrants for gross proceeds of $12,309.

During the three months ended March 31, 2023, the Company also issued 3,438,698 shares of common stock upon the cashless exercise of 4,507,592 purchase warrants.

As of March 31, 2023, the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

The following table represents all outstanding and exercisable stock options as of March 31, 2023.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)

2013	8,058	(869)	7,189	7,189	$230.40	0.47
2018	62	–	62	62	748.80	0.08
2021	6,950	–	6,950	2,317	89.40	3.33
Total	15,070	(869)	14,201	9,568	$163.68	1.86

During the three months ended March 31, 2023 and 2022, the Company recorded $44,822 and $48,142, respectively, in stock-based compensation costs related to stock options.

As of March 31, 2023, the total unrecognized cost of stock-based compensation related to stock options was $124,130. This cost is expected to be recognized over a weighted average period of 1.3 years.

As of March 31, 2023, the outstanding stock options had an aggregate intrinsic value of $0.

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

See also Note 8 (“Leases”).

See also Note 9 (“Business Combinations”).

See also Note 15 (“Income Taxes”).

18.	SUBSEQUENT EVENTS

On April 14, 2023, the Company issued 493,000 shares of common stock upon the cashless exercise of 580,000 purchase warrants.

On April 21, 2023, the Company repaid $50,000 of note principal to Dr. Thomas Rutherford, one of its directors.

On April 26, 2023, the Company issued 223,125 shares of common stock upon the cashless exercise of 262,500 purchase warrants.

On April 28, 2023, the Company issued 493,000 shares of common stock upon the cashless exercise of 580,000 purchase warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the Securities and Exchange Commission on April 17, 2023, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We operate our business through the following subsidiaries:

•	Grom Social, Inc., incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation, and (ii) Top Draw Animation, Inc. ((“Top Draw” or “TDA”), a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GES”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“Curiosity”), organized in the State of Delaware on January 9, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

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

In response to the outbreak and business disruption, we instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of our administrative offices and production studio. We also implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In January 2022, we started to recall artists and employees to return to the studio. We are currently operating at 50% seat capacity.

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

Recent Developments

PIPE Offering and Related Waiver

On January 25, 2023, we consummated a private investment in public equity financing (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement, dated January 25, 2023, as amended (the “2023 SPA”), by and between us and the purchaser named therein (the “2023 SPA Selling Stockholder”) and issued (i) 100,000 shares of common stock; (ii) 1,327,434 warrants (the “Purchase Warrants”) to purchase an aggregate of 2,323,010 shares of common stock; and (iii) 1,227,434 prefunded warrants (the “Pre-Funded Warrants,” and together with the Purchase Warrants, the “Warrants”) to purchase an aggregate of 1,227,434 shares of common stock. The purchase price of each share of common stock and associated Purchase Warrant was $2.26. The purchase of each Pre-Funded Warrant and associated Purchase Warrant was $2.25. The aggregate gross proceeds of the PIPE Offering was approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by us. EF Hutton, division of Benchmark Investments, LLC, acted as the exclusive placement agent in connection with the PIPE Offering.

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

Notice of Delisting of Failure to Satisfy a Continued Listing Rule or Standard

On April 10, 2023, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the continued listing status of our common stock on Nasdaq, and, therefore, our listing remains fully effective. We have been provided an initial compliance period of 180 calendar days from the date of the Notice, or until October 9, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

Reverse Stock Split

On October 4, 2022, the Board and shareholders approved the granting of authority to the Board to amend our articles of incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock, by a ratio of no less than 1-for-2 and no more than 1-for-30, with the exact ratio to be determined by the Board in its sole discretion, and with such reverse stock split to be effective at such time and date, if at all, as determined by the Board in its sole discretion. On December 9, 2022, the Board effected a 1-for-30 reverse stock split to address a Nasdaq deficiency letter that we received on May 24, 2022.

The reverse stock split did not have any impact on the number of authorized shares of common stock, which remains at 500,000,000 shares. All share and per share information in this Quarterly Report reflects the reverse stock split of our outstanding common stock at a ratio of 1-for-30.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenue

Revenue for the three months ended March 31, 2023 was $1,199,643, compared to revenue of $1,231,125 during the three months ended March 31, 2022, representing a decrease of $31,482 or 2.6%.

Animation revenue for the three months ended March 31, 2023 was $1,057,669, compared to animation revenue of $1,048,613 during the three months ended March 31, 2022, representing an increase of $9,056 or 0.9%. The increase in animation revenue is nominal.

Web filtering revenue for the three months ended March 31, 2023 was $90,810, compared to web filtering revenue of $182,244 during the three months ended March 31, 2022, representing a decrease of $91,434 or 50.2%. The decrease is primarily due to a decrease in organic sales growth, and the timing of multi-year contract renewals.

Publication revenue for the three months ended March 31, 2023 was $10,101 compared to publication revenue of $0 during the three months ended March 31, 2022, representing an increase of $10,101 or 100.0%. Publishing revenues were generated from the sales of our graphic novels.

Other revenue for the three months ended March 31, 2023 was $41,063 compared to other revenue of $268 during the three months ended March 31, 2022, representing an increase of $40,795. Other revenue corresponds to ecommerce sales, commercial services, and subscription and/or advertising revenue from the Grom Social mobile app. The increase in other revenue is attributable to sales of our graphic novel, Thunderous, and revenue recognized for commercial services rendered.

No revenue was generated from our produced and licensed content during either of the three months ended March 31, 2023 and 2022.

Gross Profit

Our gross profits vary significantly by subsidiary. In recent years, our animation business has realized gross profits between 35% and 40%, while our web filtering business has realized gross profits between 91% and 94%. Our gross profits may vary from period to period due to the nature of the business of each subsidiary, and the timing and volume of customer contracts and projects. Current gross profit percentages may not be indicative of future gross profit performance.

Gross profit for the three months ended March 31, 2023 and 2022 were $540,137, or 45.0%, and $314,1750, or 25.5%, respectively. The increase in gross profit is primarily attributable to higher contract margins in our animation business and the reduction of certain fixed overhead expenses.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $2,305,470, compared to operating expenses of $2,163,335 during the three months ended March 31, 2022, representing an increase of $142,135 or 6.6%. The increase is primarily attributable to an increase in selling, general and administrative costs and depreciation and amortization rendered during the three months ended March 31, 2023 as described below.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, investor relations, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $1,875,360 for the three months ended March 31, 2023, compared to $1,694,819 for the three months ended March 31, 2022, representing an increase of $180,541 or 10.7%. The increase is largely attributable to higher employment and benefit costs realized during the three months ended March 31, 2023.

Stock-based compensation, a non-cash component of our SG&A, was $44,822 for the three months ended March 31, 2023, compared to $48,142 for the three months ended March 31, 2022. Stock-based compensation is attributable to the amortization of the fair value for options to purchase shares of our common stock in connection with grants made under certain employment agreements entered into at the time of our acquisition of Curiosity.

Professional fees are comprised of accounting and compliance services, legal services, and certain other advisory and consultancy fees. Professional fees were $279,920 for the three months ended March 31, 2023, compared to $404,066 for the three months ended March 31, 2022, representing a decrease of $127,146 or 31.5%. The decrease is largely attributable to lower accounting fees realized by during the three months ended March 31, 2023. During the three months ended March 31, 2022, we completed the post-acquisition audit of the financial statements for Curiosity.

Depreciation and amortization included in operating expenses was $153,190 for the three months ended March 31, 2023, compared to $64,450 for the three months ended March 31, 2022, representing an increase of $88,740 or 137.7%. The increase is primarily attributable to the amortization of capitalized costs from the development of our Santa.com ecommerce website and prepublication costs from our graphic novels and other published content.

Other Income (Expense)

Net other expense for the three months ended March 31, 2023 was $464,992, compared to a net other expense of $1,607,286 for the three months ended March 31, 2022, representing a decrease of $1,142,294 or 71.1%. The decrease in other expense is primarily attributable to reduced interest expense from the amortization and write off of debt discounts on convertible notes due to conversions.

Interest expense is generally comprised of interest accrued and/or paid on our convertible notes, and from the amortization of note discounts. Interest expense was $480,778 for the three months ended March 31, 2023, compared to $1,631,022 during the three months ended March 31, 2022, representing a decrease of $1,150,244 or 70.5%. In January 2023, we recognized $350,039 in interest expense for the warrants issued to L1 Capital in exchange for the Waiver (see PIPE Offering and Related Waiver above).

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $2,329,931, or $0.43 per share, for the three months ended March 31, 2023, compared to a net loss attributable to common stockholders of $3,553,451, or $7.59 per share, during the three months ended March 31, 2022, representing a decrease in net loss attributable to common stockholders of $1,223,520 or 34.4%.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents of $4,136,755.

Net cash used in operating activities for the three months ended March 31, 2023 was $2,172,556, compared to net cash used in operating activities of $1,600,696 during the three months ended March 31, 2022, representing an increase in cash used of $571,860, primarily due to the change in our operating assets and liabilities, offset in part by the reduction in our net loss.

Net cash used in investing activities for the three months ended March 31, 2023 was $10,505, compared to net cash used in investing activities of $25,825 during the three months ended March 31, 2022 representing a decrease in cash used of $15,320. This change is attributable to a decrease in the amount of fixed assets purchased and/or leasehold improvements made by our animation studio in Manilla, Philippines during the three months ended March 31, 2023.

Net cash provided by financing activities for the three months ended March 31, 2023 was $2,420,579, compared to net cash provided by financing activities of $1,376,522 for the three months ended March 31, 2022, representing an increase in cash provided of $1,044,057. Our primary sources of cash from financing activities during the three months ended March 31, 2023 were attributable to $2,460,668 in net proceeds from the PIPE Offering and stock purchase warrant exercises, as compared to $1,444,000 in proceeds from the second tranche of convertible notes issued to L1 Capital. These increases were offset, in part, by the repayment of convertible notes and loans payable of $40,089 during the three months ended March 31, 2023, as compared to repayments of convertible notes and loans for $67,478 during the three months ended March 31, 2022.

Going Concern

On a consolidated basis, we have incurred significant operating losses since our inception. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2023, we have an accumulated deficit of $85.8 million. During the three months ended March 31, 2023, we used approximately $2.2 million in cash for operating activities.

We have funded our operations primarily through sales of our common stock in public markets, proceeds from the exercise of warrants to purchase common stock, and sales of convertible notes. Future capital requirements will depend on many factors, including the (i) rate of revenue growth, (ii) expansion of sales and marketing activities, (iii) timing and extent of spending on content development efforts, and (iv) market acceptance of our content, products and services.

Our management intends to raise additional funds through the issuance of equity securities or debt to enable us to meet our obligations for the twelve-month period. However, there can be no assurance that, in the event we require additional financing, such financing will be available at terms acceptable to us, if at all. Failure to generate sufficient cash flows from operations and/or raise additional capital could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

In the three months ended March 31, 2023, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023, the end of the period covered by this Quarterly Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as described above in our remediation plan, there were no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on April 17, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On February 15, 2023, the Company issued 23,334 shares of common stock to an investor and public relations firm for services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2019)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company, filed May 7, 2021, effective as of May 13, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2021)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2021)
3.7	Certificate of Amendment to the Articles of Incorporation of the Company, filed on December 6, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2022)
4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 31, 2023)
4.2	Form of Prefunded Warrant Agreement (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 31, 2023)
10.1	Securities Purchase Agreement, dated January 25, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.2	Amendment No. 1 to Securities Purchase Agreement, dated January 30, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.3	Amendment No. 2 to Securities Purchase Agreement, dated January 30, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.4	Waiver Agreement, dated January 30, 2023, between the Company and L1 Capital Global Opportunities Master Fund (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.5	Registration Rights Agreement by and between Grom Social Enterprises, Inc. and the Hudson Bay Master Fund Ltd. dated January 25, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2023	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: May 17, 2023	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

