Form 10-Q
period 2023-06-30
Grom Social Enterprises, Inc.
filed 2023-08-18
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 9,044,361 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,211,658	$3,871,176
Accounts receivable, net	658,648	1,162,230
Inventory, net	87,040	92,303
Prepaid expenses and other current assets	632,582	605,497
Total current assets	3,589,928	5,731,206
Operating lease right of use assets	932,181	1,069,222
Property and equipment, net	122,541	285,676
Goodwill, net	10,567,484	10,567,484
Intangible assets, net	5,279,220	5,364,231
Other assets	1,570,432	1,627,078
Total assets	$22,061,786	$24,644,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$659,124	$839,679
Accrued liabilities	292,521	378,954
Dividends payable	743,071	371,799
Advanced payments and deferred revenues	374,295	576,338
Convertible notes payable, net – current	500,696	503,465
Related party payables	–	50,000
Lease liabilities – current	232,913	269,681
Total current liabilities	2,802,620	2,989,916
Convertible notes payable, net of loan discounts	–	68,199
Lease liabilities	713,220	803,958
Other noncurrent liabilities	233,433	434,976
Total liabilities	3,749,273	4,297,049

Commitments and contingencies (Note 16)

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,281,809 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9,282	9,282
Common stock, $0.001 par value. 500,000,000 shares authorized; 9,044,361 and 2,514,858 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9,044	2,515
Additional paid-in capital	104,652,143	101,726,355
Accumulated deficit	(88,202,102)	(83,472,412)
Accumulated other comprehensive loss	(168,267)	(166,129)
Total Grom Social Enterprises, Inc. stockholders' equity	16,300,100	18,099,611
Noncontrolling interests	2,012,413	2,248,237
Total stockholders' equity	18,312,513	20,347,848
Total liabilities and equity	$22,061,786	$24,644,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

			`
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022

Sales	$956,498	$1,139,582	$2,156,141	$2,370,707
Cost of goods sold	730,200	947,459	1,389,706	1,864,408
Gross profit	226,298	192,123	766,435	506,299
Operating expenses:
Depreciation and amortization	152,008	64,163	305,198	128,613
Selling, general and administrative	2,061,738	1,778,696	3,937,098	3,473,515
Professional fees	338,395	299,941	615,315	704,007
Total operating expenses	2,552,141	2,142,800	4,857,611	4,306,135
Loss from operations	(2,325,843)	(1,950,677)	(4,091,176)	(3,799,836)
Other income (expense)
Interest income (expense), net	(20,311)	(1,314,508)	(501,089)	(2,945,530)
Loss on settlement of derivative liabilities	–	(39,624)	–	(39,624)
Unrealized gain on change in fair value of derivative liabilities	–	57,124	–	57,124
Other gains (losses)	(17,762)	48,305	(1,976)	72,041
Total other income (expense)	(38,073)	(1,248,703)	(503,065)	(2,855,989)
Loss before income taxes	(2,363,916)	(3,199,380)	(4,594,241)	(6,655,825)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(2,363,916)	(3,199,380)	(4,594,241)	(6,655,825)
(Loss) attributable to noncontrolling interests	(149,794)	(91,025)	(235,824)	(170,863)
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(2,214,122)	(3,108,355)	(4,358,417)	(6,484,962)
Dividends to Series C preferred stockholders	185,637	187,216	371,273	364,060
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	(2,399,759)	(3,295,571)	(4,729,690)	(6,849,022)

Basic and diluted loss per common share	$(0.27)	$(5.25)	$(0.67)	$(12.51)

Weighted-average number of common shares outstanding:
Basic and diluted	8,911,657	627,736	7,110,731	547,681

Comprehensive loss:
Net loss	$(2,363,916)	$(3,199,380)	$(4,594,241)	$(6,655,825)
Foreign currency translation adjustment	(31,774)	(53,303)	(2,138)	(57,021)
Comprehensive loss	(2,395,690)	(3,252,683)	(4,596,379)	(6,712,846)
Comprehensive loss attributable to noncontrolling interests	(149,794)	(91,025)	(235,824)	(170,863)
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(2,245,896)	$(3,161,658)	$(4,360,555)	$(6,541,983)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, April 1, 2022	–	$–	–	$–	9,360,809	$9,361	634,557	$636

Net loss	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock as payment for Series C preferred stock dividends payable	–	–	–	–	–	–	5,895	6
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–	1,464	1
Conversion of note principal and accrued interest into common stock	–	–	–	–	–	–	27,778	28
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–

Balance, June 30, 2022	–	$–	–	$–	9,360,809	$9,361	669,694	$671

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Capital	Deficit	Loss	Interests	Equity

Balance, April 1, 2022	$94,935,770	$(69,957,641)	$(34,473)	$2,602,501	$27,556,154

Net loss	–	(3,108,355)	–	(91,025)	(3,199,380)
Change in foreign currency translation	–	–	(53,303)	–	(53,303)
Dividends declared for Series C preferred stock	–	(187,216)	–	–	(187,216)
Issuance of common stock as payment for Series C preferred stock dividends payable	187,449	–	–	–	187,455
Issuance of common stock in exchange for consulting, professional and other services	18,659	–	–	–	18,660
Conversion of note principal and accrued interest into common stock	449,972	–	–	–	450,000
Stock based compensation expense related to stock options	89,241	–	–	–	89,241

Balance, June 30, 2022	$95,681,091	$(73,253,212)	$(87,776)	$2,511,476	$24,861,611

(continued)

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, April 1, 2023	–	$–	–	$–	9,281,809	$9,282	7,339,677	$7,340

Net loss	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–	1,704,684	1,704
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–

Balance, June 30, 2023	–	$–	–	$–	9,281,809	$9,282	9,044,361	$9,044

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Capital	Deficit	Loss	Interests	Equity

Balance, April 1, 2023	$104,609,026	$(85,802,343)	$(136,493)	$2,162,207	$20,849,019

Net loss	–	(2,214,122)	–	(149,794)	(2,363,916)
Change in foreign currency translation	–	–	(31,774)	–	(31,774)
Dividends declared for Series C preferred stock	–	(185,637)	–	–	(185,637)
Issuance of common stock in connection with the exercise of common stock purchase warrants	(1,704)	–	–	–	–
Stock based compensation expense related to stock options	44,821	–	–	–	44,821

Balance, June 30, 2023	$104,652,143	$(88,202,102)	$(168,267)	$2,012,413	$18,312,513

(continued)

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2022	–	$–	–	$–	9,400,309	$9,400	433,631	$434

Net loss	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(39,500)	(39)	686	1
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock as payment for Series C preferred stock dividends payable	–	–	–	–	–	–	11,737	12
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–	3,950	4
Conversion of note principal and accrued interest into common stock	–	–	–	–	–	–	219,690	220
Recognition of beneficial conversion features related to notes payable	–	–	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–

Balance, June 30, 2022	–	$–	–	$–	9,360,809	$9,361	669,694	$671

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2022	$89,863,573	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

Net loss	–	(6,484,962)	–	(170,863)	(6,655,825)
Change in foreign currency translation	–	–	(57,021)	–	(57,021)
Conversion of Series C preferred stock into common stock	38	–	–	–	–
Dividends declared for Series C preferred stock	–	(364,060)	–	–	(364,060)
Issuance of common stock as payment for Series C preferred stock dividends payable	646,511	–	–	–	646,523
Issuance of common stock in exchange for consulting, professional and other services	95,478	–	–	–	95,482
Conversion of note principal and accrued interest into common stock	4,574,779	–	–	–	4,574,999
Recognition of beneficial conversion features related to notes payable	363,329	–	–	–	363,329
Stock based compensation expense related to stock options	137,383	–	–	–	137,383

Balance, June 30, 2022	$95,681,091	$(73,253,212)	$(87,776)	$2,511,476	$24,861,611

(continued)

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2023	–	$–	–	$–	9,281,809	$9,282	2,514,858	$2,515

Net loss	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	–	–	100,000	100
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–	6,406,169	6,406
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–	23,334	23
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant	–	–	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–

Balance, June 30, 2023	–	$–	–	$–	9,281,809	$9,282	9,044,361	$9,044

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2023	$101,726,355	$(83,472,412)	$(166,129)	$2,248,237	$20,347,848

Net loss	–	(4,358,417)	–	(235,824)	(4,594,241)
Change in foreign currency translation	–	–	(2,138)	–	(2,138)
Conversion of Series C preferred stock into common stock	–	–	–	–	–
Dividends declared for Series C preferred stock	–	(371,273)	–	–	(371,273)
Issuance of common stock in connection with sales made under private offerings	2,448,259	–	–	–	2,448,359
Issuance of common stock in connection with the exercise of common stock purchase warrants	5,903	–	–	–	12,309
Issuance of common stock in exchange for consulting, professional and other services	31,945	–	–	–	31,968
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant	350,038	–	–	–	350,038
Stock based compensation expense related to stock options	89,643	–	–	–	89,643

Balance, June 30, 2023	$104,652,143	$(88,202,102)	$(168,267)	$2,012,413	$18,312,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,594,241)	$(6,655,825)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	402,349	265,804
Amortization of debt discount	10,413	1,852,816
Amortization of right-of-use assets	72,869	190,117
Provision for doubtful accounts	6,075	–
Common stock issued for financing costs	350,038	–
Common stock issued in exchange for fees and services	31,968	95,482
Derivative expense	–	1,052,350
Retirement benefit cost	18,201	–
Stock based compensation	89,643	137,383
Loss on disposal of property and equipment	549	2,296
Loss on settlement of derivative liability	–	39,624
Unrealized gain on change in fair value of derivative liabilities	–	(57,124)
Changes in operating assets and liabilities:
Accounts receivable	497,508	287,341
Inventory	5,262	(83,237)
Prepaid expenses and other current assets	(27,086)	(174,109)
Other assets	(132,258)	(291,170)
Accounts payable	(229,653)	(180,381)
Accrued liabilities	(39,832)	127,903
Advanced payments and deferred revenues	(203,043)	208,716
Income taxes payable and other noncurrent liabilities	(201,542)	(3,974)
Operating lease liabilities	(68,066)	(197,243)
Net cash used in operating activities	(4,010,846)	(3,383,231)

Cash flows from investing activities:
Purchase of property and equipment	(16,822)	(47,377)
Proceeds from the sale of property and equipment	4,601	14,069
Net cash used in investing activities	(12,221)	(33,308)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,448,359	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	12,309	–
Proceeds from issuance of convertible notes	–	1,444,000
Repayments of convertible notes	(81,380)	(72,623)
Repayments of loans payable	–	(34,846)
Repayments of related party payables	(50,000)	–
Settlement of derivative liabilities	–	(295,539)
Net cash provided by financing activities	2,329,288	1,040,992

Effect of exchange rates on cash and cash equivalents	34,263	20,149
Net decrease in cash and cash equivalents	(1,659,516)	(2,355,398)
Cash and cash equivalents at beginning of period	3,871,174	6,530,161
Cash and cash equivalents at end of period	$2,211,658	$4,174,763

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,619	$21,780
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce dividends payable to Series C preferred stockholders	$–	$646,523
Common stock warrants issued in connection with convertible promissory notes	$–	$363,329
Conversion of note principal and accrued interest into common stock	$–	$4,574,999
Dividends payable to Series C preferred stockholders	$371,273	$187,216
Operating lease right-of-use assets obtained in exchange for lease liabilities	$–	$80,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

Grom Social Enterprises, Inc. (the “Company” or “Grom”), was incorporated in the State of Florida under the name “Illumination America, Inc.” Grom is a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content.

The Company conducts its business through the following subsidiaries:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida on March 5, 2012, operates Grom’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation, (“Top Draw HK”), and (ii) Top Draw Animation, Inc., a Philippines corporation, (“Top Draw Philippines”). The group’s principal activity is the production of animated films and television series.

•	Grom Educational Services, Inc. (“GES”), incorporated in the State of Florida on January 17, 2017, operates Grom’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. GNS has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 5, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

Grom owns 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of CIM.

2.	GOING CONCERN

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt.

On a consolidated basis, the Company has incurred significant operating losses since its inception. As of June 30, 2023, the Company has an accumulated deficit of $88.2 million. During the six months ended June 30, 2023, it used approximately $4.0 million, respectively, in cash for operating activities.

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

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic. COVID-19 significantly affected the United States and global economies.

The Company experienced significant disruptions to its business and operations due to circumstances related to COVID-19, and delays caused government-imposed quarantines, office closings and travel restrictions, which affected both the Company and its service providers. The Company has significant operations in Manila, Philippines, which was locked down by the government on March 12, 2020 due to concerns related to the spread of COVID-19. As a result of the Philippines government’s call to contain COVID-19, the Company’s animation studio, located in Manila, Philippines, which accounts for approximately 86.9% of the Company’s total revenues on a consolidated basis, was forced to close its offices for significant periods of time from March 2020 through December 2021.

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

The Company has recalled artists and employees to return to the studio, which is currently operating at 41% seat capacity. Approximately 37% of the studio’s employees and contractors currently work from home.

While restrictions have eased, the virus may continue to mutate and spread which could materially impact the Company’s business. The full extent of potential impacts on the Company’s business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the virus, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition and results of operations.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. For the three and six months ended June 30, 2023, the condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries Grom Social, TD Holdings, GES, GNS, and Curiosity. The Company recognizes the noncontrolling interest related to its less-than-wholly-owned subsidiary, Curiosity, as equity in the consolidated financial statements separate from the parent entity’s equity. The net loss attributable to the noncontrolling interest is included in net loss in the condensed consolidated statements of operations and comprehensive loss.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method, and convertible preferred stock and convertible debt using the if-converted method. These potentially dilutive shares include 5,266 shares from convertible notes and accrued interest, 161,143 shares from convertible preferred stock, 9,504 shares from vested stock options and 174,235 shares from stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Web Filtering Revenue

Web filtering revenue from subscription sales is recognized on a pro-rata basis over the subscription period. Typically, a subscriber purchases computer appliance and a software and support service license for a period of use between one year to five years. The subscriber is billed in full at the time of the sale. The Company immediately recognizes revenue attributable to the computer appliance as it is non-refundable and control passes to the customer. The advanced billing component for software and service is initially recorded as deferred revenue and subsequently recognized as revenue on a straight-line basis over the subscription period.

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

Other Revenue

Other revenue corresponds to ecommerce sales, commercial services, and subscription and advertising revenue from the Grom Social mobile application.

The following table depicts the disaggregated revenue listed above within the Sales caption in the condensed consolidated statements of operations:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Animation	$815,148	$1,025,966	$1,872,817	$2,074,579
Web Filtering	116,574	113,472	207,384	295,716
Publishing	–	–	10,101	–
Other	24,776	144	65,839	412
Total Sales	$956,498	$1,139,582	$2,156,141	$2,370,707

The following table sets forth the components of the Company’s accounts receivable and advanced payments and deferred revenues at June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022

Billed accounts receivable	$171,721	$607,524
Unbilled accounts receivable	531,228	592,932
Allowance for doubtful accounts	(44,301)	(38,226)
Total accounts receivable, net	$658,648	$1,162,230
Total advanced payments and deferred revenues	$374,295	$576,338

During the three and six months ended June 30, 2023, the Company had two and three customers, respectively, that accounted for 73.9% and 57.3%, respectively, of total revenues. During the three and six months ended June 30, 2022, the Company had three and four customers, respectively, that account for 78.1% and 81.7% of total revenues, respectively.

At June 30, 2023, the Company had two customers that accounted for 79.2% of accounts receivable. At December 31, 2022, the Company had two customers that accounted for 73.6% of accounts receivable.

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

As of June 30, 2023 and December 31, 2022, the Company’s inventory totaled $87,040 and $92,303, respectively, and was comprised of work-in-progress of $85,382 and $85,324, respectively, and finished goods of $1,658 and $6,979, respectively.

6.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,510,394	$(2,467,440)	$42,954	$2,774,308	$(2,651,872)	$122,436
Machinery and equipment	174,666	(171,835)	2,831	189,641	(182,180)	7,461
Vehicles	11,776	(11,776)	–	41,112	(35,504)	5,608
Furniture and fixtures	376,834	(365,765)	11,069	409,996	(391,783)	18,213
Leasehold improvements	1,079,920	(1,014,233)	65,687	1,172,501	(1,065,148)	107,353
Total fixed assets	4,153,590	(4,031,049)	122,541	4,587,558	(4,326,487)	261,071
Capital assets not subject to depreciation:
Construction in progress	–	–	–	24,605	–	24,605
Total fixed assets	$4,153,590	$(4,031,049)	$122,541	$4,612,163	$(4,326,487)	$285,676

For the three months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $58,559 and $80,373, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $128,435 and $173,047, respectively.

7.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Capitalized website development costs	$870,017	$1,057,312
Prepublication costs	174,545	164,042
Produced and licensed content costs	452,949	325,966
Deposits	72,921	72,027
Other noncurrent assets	–	7,731
Total other assets	$1,570,432	$1,627,078

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

The following tables set forth the components of the Company’s capitalized costs at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Depreciation	Net Book Value
Prepublication costs	$177,635	$(3,090)	$174,545	$165,524	$(1,482)	$164,042
Produced and licensed content costs	452,949	–	452,949	325,966	–	325,966
Capitalized website development costs	1,123,772	(253,755)	870,017	1,123,772	(66,460)	1,057,312
Total capitalized costs	$1,754,356	$(256,845)	$1,497,511	$1,615,262	$(67,942)	$1,547,320

For the three months ended June 30, 2023 and 2022, the Company recorded amortization expense of $94,451 and $499, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded amortization expense of $188,903 and $499, respectively.

8.	LEASES

The Company has entered into operating leases primarily for office space. These leases have terms which range from two years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. During the six months ended June 30, 2023, the Company did not record any additional right of use (“ROU”) assets or lease liabilities related to new operating leases.

The following table presents the future minimum payment obligations and aggregate present value of lease liabilities for operating leases as of June 30, 2023:

Remainder of 2023	$189,580
2024	275,894
2025	277,235
2026	225,200
2027	236,461
Thereafter	–
Total future lease payments	1,204,370
Less: Imputed interest	(258,237)
Present value of lease liabilities	$946,133

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

Information related to the Company's operating right-of-use assets and related lease liabilities are as follows:

Six Months Ended June 30, 2023
Cash paid for operating lease liabilities	$190,600
Weighted-average remaining lease term in years	2.6
Weighted-average discount rate	10%

For the three months ended June 30, 2023 and 2022, the Company recorded rent expenses related to lease obligations of $100,102 and $115,292, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded rent expenses related to lease obligations of $200,204 and $220,632, respectively. Rent expenses related to lease obligations are allocated between cost of goods sold and selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

The following table sets forth the changes in the carrying amount of the Company’s goodwill as of June 30, 2023 and December 31, 2022:

Balance, January 1, 2022	$22,376,025
Measurement Period Adjustment	(468,426)
Impairment charge	(11,340,115)
Balance, December 31, 2022	10,567,484
Impairments and other adjustments	–
Balance, June 30, 2023	$10,567,484

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

The following table summarizes the individually identifiable intangible assets subsequently recognized:

Licensing agreements	$341,728
Books and stories content	126,698
Total identifiable intangible assets	$468,426

At June 30, 2023 and December 31, 2022, the carrying amount of the Company’s goodwill was $10,567,484, respectively.

The following table sets forth the components of the Company’s intangible assets at June 30, 2023 and December 31, 2022:

		June 30, 2023			December 31, 2022
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,526,282	$(1,068,397)	$457,885	$1,526,282	$(992,083)	$534,199
Licensing agreement	19.60	341,728	(33,338)	308,390	341,728	(24,641)	317,087
Subtotal		1,868,010	(1,101,735)	766,275	1,868,010	(1,016,724)	851,286
Intangible assets not subject to amortization:
Books and stories content		126,698	–	126,698	126,698	–	126,698
Trade names		4,386,247	–	4,386,247	4,386,247	–	4,386,247
Total intangible assets		$6,380,955	$(1,101,735)	$5,279,220	$6,380,955	$(1,016,724)	$5,364,231

For the three months ended June 30, 2023 and 2022, the Company recorded amortization expense of $42,505 and $80,373, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded amortization expense of $85,011 and $173,047, respectively.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

Remainder of 2023	$85,011
2024	170,022
2025	170,022
2026	93,708
2027	17,394
Thereafter	230,118
Total remaining intangible assets subject to amortization	$766,275

10.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Executive and employee compensation	$115,671	$102,151
Interest on convertible notes and promissory notes	101,231	84,292
Other accrued expenses and liabilities	75,619	192,511
Total accrued liabilities	$292,521	$378,954

11.	RELATED PARTY TRANSACTIONS AND PAYABLES

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

As of June 30, 2023, Zach and Luke Marks were employed by Grom Social as its Founder and Content Creator, and Content Coordinator, respectively, and receive annual salaries of $103,000 and $30,000, respectively.

For the three months ended June 30, 2023 and 2022, the Marks family was paid a total of $32,500 and $30,000, respectively. For the six months ended June 30, 2023 and 2022, the Marks family was paid a total of $67,917 and $30,000, respectively.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future.

Liabilities Due to Executive Officers and Directors

On July 11, 2018, our director Dr. Thomas Rutherford loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and was due on August 11, 2018. On April 21, 2023, the Company repaid the $50,000 of outstanding principal on the note.

As of June 30, 2023 and December 31, 2022, the aggregate related party payables balance was $23,904 and $72,383, respectively, of which $23,904 and $22,383 of accrued interest were reported under accrued liabilities on the Company’s Consolidated Balance Sheets.

12.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
8% Unsecured Convertible Note (Curiosity)	$278,000	$278,000
12% Senior Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	136,510	204,907
12% Senior Secured Convertible Notes (Additional Secured Notes)	25,937	38,932
Loan discounts	(14,751)	(25,165)
Total convertible notes, net	500,696	571,664
Less: current portion of convertible notes, net	(500,696)	(503,465)
Convertible notes, net	$–	$68,199

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

As of June 30, 2023, the principal balance of the Curiosity note was $278,000.

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

During the year ended December 31, 2022, the Company issued an aggregate 191,192 shares of common stock to L1 upon the conversion of $4,125,000 of outstanding principal.

As of June 30, 2023, the principal balance was $0 and all associated loan discounts were fully amortized.

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

As of June 30, 2023, the principal balance was $0 and all associated loan discounts were fully amortized.

10% Secured Convertible Notes with Original Issuance Discounts (“OID Notes”)

During the year ended December 31, 2017, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 10.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $748.80. As of June 30, 2023, the remaining principal balance of these notes was $25,000.

During the year ended December 31, 2018, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 20.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $480.00. As of June 30, 2023, the remaining principal balance of these notes was $50,000.

As of June 30, 2023, the principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

As of June 30, 2023, the principal balance of these notes was $136,510 and the remaining balance on the associated loan discounts was $12,396.

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

As of June 30, 2023, the principal balance of these notes was $25,937 and the remaining balance on the associated loan discounts was $2,355.

Future Minimum Principal Payments

The remaining future principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

Remainder of 2023	$439,760
2024	75,687
2025 and thereafter	–
Total Convertible notes principal amount payable.	$515,447

13.	EMPLOYEE BENEFIT PLAN

The Company’s subsidiary, Top Draw Animation, Inc., has an unfunded, non-contributory defined benefit plan covering its permanent employees.

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

The amount of the defined benefit liability reported under other noncurrent liabilities in the Company’s Consolidated Balance Sheet is determined as follows:

	June 30, 2023	December 31, 2022

Benefit obligation	$233,433	$434,974
Plan assets	–	–
Total	$233,433	$434,974

The components of the accumulated benefit cost to be recognized under selling, general and administrative expense in consolidated statement of operations are the service cost (current service cost, past service cost or credit and settlement gains or losses) and net interest expense on the net defined benefit liability:

	June 30, 2023	June 30, 2022

Current service cost	$9,164	$2,471
Net interest expense	8,857	–
Total	$18,021	$2,471

The change in the accumulated benefit cost in the Company’s Condensed Consolidated Balance Sheet for the six months ended June 30, 2023 is as follows:

2023

Balance, January 1	$434,974
Foreign currency translation	2,398
Expense recognized in other comprehensive income	18,021
Remeasurement on actuarial gain (loss) recognized	(44,351)
Contributions paid	(177,609)
Balance, June 30	$233,433

The cumulative amount of actuarial gains recognized in other comprehensive income for the six months ended June 30, 2023 and 2022 is as follows:

	2023	2022

Balance, January 1	$(36,682)	$60,518
Foreign currency translation	–	–
Actuarial gain (loss)	(42,733)	–
Balance, June 30	79,405	60,518
Tax effect	19,851	(12,439)
Cumulative actuarial gain (loss), net of tax	$(59,544)	$48,079

The assumptions used to determine retirement benefits for the six months ended June 30, 2023 are as follows:

June 30, 2023

Discount rate	6.22%
Salary increase rate	2.00%

14.	INCOME TAXES

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

The Company’s interim effective tax rate, inclusive of discrete items, for the three and six months ended June 30, 2023 and 2022 was 0%, respectively, due to recurrent net losses for the periods presented.

15.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had no shares of Series A Stock issued and outstanding.

Series B Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company had 9,281,809 shares of Series C Stock issued and outstanding, respectively.

For the three months and six ended June 30, 2023, the Company declared cumulative dividends totaling $187,216 and $371,273, respectively, for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 9,044,361 and 2,514,858 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

PIPE Offering and Related Waiver

On January 25, 2023, the Company consummated a private placement (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement dated as of January 25, 2023 (the “2023 SPA”) that it entered into with institutional investors, in which the Company issued (i) 100,000 shares of common stock; (ii) 1,327,434 purchase warrants (the “Purchase Warrants”) to purchase an aggregate of 2,323,010 shares of common stock; and (iii) 1,227,434 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,227,434 shares of common stock. The purchase price of each share of common stock and associated Purchase Warrant was $2.26. The purchase price of each Pre-Funded Warrant was $2.25. The aggregate gross proceeds of the PIPE Offering was approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company. EF Hutton, division of Benchmark Investments, LLC, acted as the exclusive placement agent in connection with the PIPE Offering.

In connection with the PIPE Offering, the Company entered into a Waiver (the “Waiver”) with L1 Capital Global Opportunities Master Fund (“L1”) waiving certain provisions of the Securities Purchase Agreement, dated as of September 14, 2021 (the “2021 SPA”), by and between it and L1. Pursuant to the terms of the Waiver, L1 waived certain provisions of the 2021 SPA and in consideration thereof, the Company (i) issued 150,000 purchase warrants substantially similar to the Purchase Warrants issued in connection with the 2023 SPA; and (ii) paid a cash fee of $50,000 to L1.

Pursuant to the 2023 SPA, the Company is obligated to hold a special stockholders’ meeting no later than 60 days following the date of the Purchase Agreement to solicit the approval of the issuance of the shares, Warrants and the shares of common stock underlying the Warrants in compliance with the rules of The Nasdaq Stock Market LLC (without regard to any limitations on exercise set forth in the Warrants or the Pre-Funded Warrants. On March 27, 2023, the Company held a special meeting of stockholders and the stockholders approved the PIPE Offering.

In connection with the PIPE Offering, the Company entered into a Registration Rights Agreement with the Purchasers, dated January 25, 2023 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC. The Registration Statement was filed and declared effective by the SEC on February 9, 2023.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three and six months ended June 30, 2023, the Company issued 0 and 23,334 shares of common stock, respectively, with a fair market value of $0 and $31,968, respectively, to contractors for services rendered.

During the three and six months ended June 30, 2022, the Company issued 1,464 and 3,950 shares of common stock, respectively, with a fair market value of $18,660 and $95,482, respectively, to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the three and six months ended June 30, 2022, the Company issued 27,778 and 219,960 shares of common stock, respectively, upon the conversion of $450,000 and $4,575,000, respectively, in convertible note principal and accrued interest.

Common Stock Issued in Connection with Series C Stock Dividends

During the three and six months ended June 30, 2022, the Company issued 5,895 and 11,737 shares of common stock, respectively, valued at $187,455 and $646,523, respectively, for cumulative dividends declared on its Series C Stock.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2023 and December 31, 2022. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2022	141,572	$132.00	1.75
Warrants issued	4,280,355	3.20
Warrants exercised	(279,069)	–
Warrants forfeited	(5,678)	–
December 31, 2022	4,137,180	$7.29	4.89
Warrants issued	3,812,944	$2.26
Warrants exercised	(7,775,889)	–
Warrants forfeited	–	–
Balance June 30, 2023	174,235	$107.32	3.24

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

During the six months ended June 30, 2023, the Company issued 1,262,787 shares of common stock upon the exercise of 1,262,787 prefunded warrants for gross proceeds of $12,309.

During the six months ended June 30, 2023, the Company also issued 5,143,382 shares of common stock upon the cashless exercise of 6,513,102 purchase warrants.

As of June 30, 2023, the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

The following table represents all outstanding and exercisable stock options as of June 30, 2023:

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)

2013	8,058	(870)	7,188	7,188	$230.40	0.22
2018	62	(62)	–	–	–	–
2021	6,950	–	6,950	2,317	$89.40	3.08
Total	15,070	(932)	14,138	9,505	$161.08	1.62

During the three and six months ended June 30, 2023, the Company recorded $44,821 and $89,643, respectively, in stock-based compensation costs related to stock options. During the three and six months ended June 30, 2022, the Company recorded $89,241 and $137,383, respectively, in stock-based compensation costs related to stock options. Stock-based compensation expense is reported in selling, general and administrative on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

As of June 30, 2023, the total unrecognized cost of stock-based compensation related to stock options was $97,308. This cost is expected to be recognized over a weighted average period of 1.08 years.

As of June 30, 2023, the outstanding stock options had an aggregate intrinsic value of $0.

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

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2023 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except as follows:

Reverse Stock Split

On August 8, 2023, the Company’s shareholders approved the granting of authority to the Company’s Board of Directors (“Board”) to amend its articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock, by a ratio of no less than 1-for-2 and no more than 1-for-20, with the exact ratio to be determined by the Board in its sole discretion, and with such reverse stock split to be effective at such time and date, if at all, as determined by the Board in its sole discretion.

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

Overview

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We conduct our business through our following subsidiaries:

•	Grom Social, Inc. (“Grom Social”), incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TD Holdings”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“Top Draw HK”) and (ii) Top Draw Animation, Inc., a Philippines corporation (“Top Draw Philippines”). The group’s principal activity is the production of animated films and television series.

•	Grom Educational Services, Inc. (“GES”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNS”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. GNS has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 9, 2017, develops the commercial potential of Kids & Family entertainment properties and associated business opportunities.

We own 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of CIM.

Business Description

Grom Social

Grom Social is a growing social media platform and original content provider of entertainment for children under 13 years of age, which provides safe and secure digital environments for kids that can also be monitored by their parents or guardians. We initially launched our Grom mobile app in 2019. We are currently working to rebrand the app, with a focus on improving the in-app user experience and incorporating new, unique features. The app updates for iOS are anticipated to be available in late 2023. We remain committed to increasing user growth and expanding our reach in an effort to monetize the app.

Top Draw Animation

Top Draw Animation (“Top Draw”) is an award-winning, full-service production and pre-production animation studio that specializes in providing two-dimensional digital production services for animated television series and movies on a contract basis or under co-production arrangements. Top Draw’s pre-production services include planning and creating storyboards, location design, model and props design, background color and color styling. Its production services focus on library creation, digital asset management, background layout scene assembly, posing, animation and after-effects.

As part of its COVID-19 protocols, Top Draw currently operates at approximately 41% seat capacity at its studio. However, it supplements its reduced studio capacity through its work-from-home program which accounts for approximately 37% of its workforce. For the three and six months ended June 30, 2023, our animation services revenues trailed the levels that we recognized during the corresponding periods of 2022. This is largely attributable to changes in our production schedule resulting from customer delays in providing us with necessary materials and content, changes to project start dates, or cancellation of an anticipated project. As a byproduct, we realized higher production costs by deploying the resources necessary to service our customers’ needs efficiently and effectively prior to these changes to our schedule.

During the six months ended June 30, 2023, we secured approximately $1.6 million in new contracts for Top Draw. These projects are all expected to commence during the year and have service periods of up to twelve months in length. At June 30, 2023, our production backlog was valued at approximately $2.2 million. Based upon our current production schedule, we believe that our efficiency and productivity will increase through December 31, 2023.

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

Our products include web filtering appliances and software, reporting and event management solutions, and our Digital Citizenship License (DCL) Program. The proprietary DCL program is a series of videos design to teach minors about appropriate online behavior. On November 2, 2022, we expanded our educational services product offering by teaming up with tech management company, Radix, to offer its cloud-based classroom management solution, TeacherView. Radix’s TeacherView is equipped with a built-in video conference system to enable remote (at home), local or hybrid learning. The program gives educators an "over the shoulder" teaching experience to help oversee an enhanced learning experience.

During the six months ended June 30, 2023, we entered into new agreements totaling $251,394. The service contracts range between one and five years in length.

Curiosity Ink Media

Curiosity Ink Media (“Curiosity”) is a global media company that develops, acquires, builds, grows and maximizes the short, mid, and long-term commercial potential of Kids & Family entertainment properties and associated business opportunities. Driven by a best-in-class leadership team, Curiosity’s multi-faceted intellectual property library is designed to amass ongoing value through strategic stewardship, partnerships, and highly targeted market entry.

Depending upon the nature, Curiosity’s original properties can require a substantial amount of time to develop and produce. The Company continuously evaluates the viability of its entertainment properties, and works with its strategic partners and advisors to determine the appropriate form of media and channels of distribution for each property to ensure their greatest potential for success.

We continue to develop our Santa.com website. The digital holiday entertainment hub features a bold look, an ecommerce marketplace where consumers can fulfill all of their holiday needs, and an improved user experience featuring a virtual North Pole with curated gifting ideas, decor and entertainment tips, alongside other immersive content for kids and adults.

Furthermore, we recently entered into production on two properties with the content production, development and distribution company, Toon2Tango: (i) our feature film titled Santa.com, an original animated musical holiday special set for release in the fall of 2025, and (ii) Hey Fuzzy Yellow!, an animated preschool series scheduled to air in several markets beginning in early 2025.

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

We have recalled artists and employees to return to the studio, which is currently operating at 41% seat capacity. Approximately 37% of our studio’s employees and contractors currently work from home.

While restrictions have eased, the virus may continue to mutate and spread which could materially impact our business. The full extent of potential impacts on our business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the virus, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on our business, operations, financial condition and results of operations.

Recent Events

PIPE Offering and Related Waiver

On January 25, 2023, we consummated a private placement (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement, dated as of January 25, 2023 (the “2023 SPA”) that we entered into with institutional investors, in which we issued (i) 100,000 shares of common stock; (ii) 1,327,434 purchase warrants (the “Purchase Warrants”) to purchase an aggregate of 2,323,010 shares of common stock; and (iii) 1,227,434 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,227,434 shares of common stock. The purchase price of each share of common stock and associated Purchase Warrant was $2.26. The purchase price of each Pre-Funded Warrant was $2.25. The aggregate gross proceeds of the PIPE Offering was approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by us. EF Hutton, division of Benchmark Investments, LLC, acted as the exclusive placement agent in connection with the PIPE Offering.

In connection with the PIPE Offering, we entered into a Waiver (the “Waiver”) with L1 Capital Global Opportunities Master Fund (“L1”) waiving certain provisions of the Securities Purchase Agreement, dated as of September 14, 2021 (the “2021 SPA”), by and between us and L1. Pursuant to the terms of the Waiver, L1 waived certain provisions of the 2021 SPA and in consideration thereof, we (i) issued 150,000 purchase warrants substantially similar to the Purchase Warrants issued in connection with the 2023 SPA; and (ii) paid a cash fee of $50,000 to L1.

Pursuant to the 2023 SPA, we are obligated to hold a special stockholders’ meeting no later than 60 days following the date of the Purchase Agreement to solicit the approval of the issuance of the shares, Warrants and the shares of common stock underlying the Warrants in compliance with the rules of The Nasdaq Stock Market LLC (without regard to any limitations on exercise set forth in the Warrants or the Pre-Funded Warrants. On March 27, 2023, we held a special meeting of stockholders and the stockholders approved the PIPE Offering.

In connection with the PIPE Offering, we entered into a Registration Rights Agreement with the Purchasers, dated January 25, 2023 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC. The Registration Statement was filed and declared effective by the SEC on February 9, 2023.

Notice of Delisting of Failure to Satisfy a Continued Listing Rule or Standard

On April 10, 2023, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the continued listing status of our common stock on Nasdaq, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Notice, or until October 9, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). If at any time before October 9, 2023, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Requirement, and the matter would be resolved.

If we do not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day compliance period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Our Board has discretion to effect a 1-for-20 reverse stock split in connection our continued listing of our common stock on Nasdaq. However, there can be no assurance that we will regain compliance with the Minimum Bid Requirement during the initial or additional 180 calendar day compliance period, secure the additional 180 calendar day compliance period, or maintain compliance with the other Nasdaq listing requirements. If we do not regain compliance with the Minimum Bid Requirement within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

If our common stock ceases to be listed for trading on Nasdaq, we expect that the common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group.

Reverse Stock Split

On June 23, 2023, our Board and shareholders approved the granting of authority to the Board to amend our articles of incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock, by a ratio of no less than 1-for-2 and no more than 1-for-20, with the exact ratio to be determined by the Board in its sole discretion, and with such reverse stock split to be effective at such time and date, if at all, as determined by the Board in its sole discretion.

The reverse stock split will not have any impact on the number of authorized shares of common stock, which shall remain at 500,000,000 shares.

Strategic Partnership

We continue to evaluate strategic acquisition opportunities to help accelerate our growth and complement our existing business. We recently entered into a strategic advisory partnership with an association of churches to achieve the highest possible social impact by utilizing all metrics available for values-based investors, including a biblically responsible investing (or “BRI”) score for us and our operations. Once we have established a rating, together we will create a program to increase our exposure and market our services to their member organizations and other affiliates.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

Revenue

Revenue for the three months ended June 30, 2023 was $956,498, compared to revenue of $1,139,582 during the three months ended June 30, 2022, representing a decrease of $183,084 or 16.1%.

Animation revenue for the three months ended June 30, 2023 was $815,148, compared to animation revenue of $1,025,966 during the three months ended June 30, 2022, representing a decrease of $210,818 or 20.5%. The decrease in animation revenue is primarily attributable to a smaller number of animation projects currently in production as compared to the prior year period.

Web filtering revenue for the three months ended June 30, 2023 was $116,574, compared to web filtering revenue of $113,472 during the three months ended June 30, 2022, representing an increase of $3,102 or 2.7%. The increase is primarily due to an increase in organic sales growth and the timing of contract renewals.

Other revenue for the three months ended June 30, 2023 was $24,776 compared to other revenue of $144 during the three months ended June 30, 2022, representing an increase of $24,632. Other revenue corresponds to ecommerce sales, commercial services, and subscription and/or advertising revenue from the Grom Social mobile app. The increase in other revenue is primarily attributable to commercial services rendered by Curiosity.

No revenue was generated from sales of our publications or produced and licensed content during either of the three months ended June 30, 2023 and 2022.

Gross Profit

Our gross profits vary significantly by subsidiary. In recent years, our animation business has realized gross profits between 35% and 40%, while our web filtering business has realized gross profits between 91% and 94%. Our gross profits may vary from period to period due to the nature of the business of each subsidiary, the amount of revenue recognized or recorded, and the timing and volume of customer contracts and projects. Current gross profit percentages may not be indicative of future gross profit performance.

Gross profit for the three months ended June 30, 2023 and 2022 were $226,298, or 23.7%, and $192,123, or 16.9%, respectively. The increase in gross profit is primarily attributable to improved contract margins in our animation business and lower fixed overhead expenses being absorbed against reduced revenue levels.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $2,552,141, compared to operating expenses of $2,142,800 during the three months ended June 30, 2022, representing an increase of $409,341 or 19.1%. The increase is primarily attributable to an increase in selling, general and administrative costs, professional fees, and depreciation and amortization expense during the three months ended June 30, 2023 as described below.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, investor relations, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $2,061,738 for the three months ended June 30, 2023, compared to $1,778,696 for the three months ended June 30, 2022, representing an increase of $283,042 or 15.9%. The increase is primarily attributable to higher costs associated with the development of our mobile app and original content properties realized during the three months ended June 30, 2023.

Stock-based compensation, a non-cash component of our SG&A, was $44,822 for the three months ended June 30, 2023, compared to $48,142 for the three months ended June 30, 2022. Stock-based compensation is attributable to the amortization of the fair value for options to purchase shares of our common stock in connection with grants made under certain employment agreements entered into at the time of our acquisition of Curiosity.

Professional fees are comprised of accounting and compliance services, legal services, and certain other advisory and consultancy fees. Professional fees were $338,395 for the three months ended June 30, 2023, compared to $299,941 for the three months ended June 30, 2022, representing an increase of $38,454 or 12.8%. The increase is largely attributable to greater income tax compliance and legal fees realized during the three months ended June 30, 2023.

Depreciation and amortization included in operating expenses was $152,008 for the three months ended June 30, 2023, compared to $64,163 for the three months ended June 30, 2022, representing an increase of $87,845 or 136.9%. The increase is primarily attributable to the amortization of capitalized costs from the development of our Santa.com ecommerce website and prepublication costs from our graphic novels and other published content.

Other Income (Expense)

Net other expense for the three months ended June 30, 2023 was $38,073, compared to a net other expense of $1,248,703 for the three months ended June 30, 2022, representing a decrease of $1,210,630 or 97.0%. The decrease in other expense is largely attributable to reduced interest expense from the recognition of a derivative liability.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $20,311 for the three months ended June 30, 2023, compared to $1,314,508 during the three months ended June 30, 2022, representing a decrease of $1,294,197 or 98.5%. In May 2022, we recognized interest expense of $1,052,350 related to the fair value of a derivative liability resulting from our second tranche of convertible notes issued to L1 Capital.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $2,399,759, or $0.44 per share, for the three months ended June 30, 2023, compared to a net loss attributable to common stockholders of $3,295,571, or $5.25 per share, during the three months ended June 30, 2022, representing a decrease in net loss attributable to common stockholders of $895,812 or 27.2%.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

Revenue

Revenue for the six months ended June 30, 2023 was $2,156,141, compared to revenue of $2,370,707 during the six months ended June 30, 2022, representing a decrease of $214,566 or 9.1%.

Animation revenue for the six months ended June 30, 2023 was $1,872,817, compared to animation revenue of $2,074,579 during the six months ended June 30, 2022, representing a decrease of $201,762 or 9.7%. The decrease in animation revenue is primarily attributable to a smaller number of animation projects currently in production as compared to the prior year period.

Web filtering revenue for the six months ended June 30, 2023 was $207,384, compared to web filtering revenue of $295,716 during the six months ended June 30, 2022, representing an increase of $88,332 or 29.9%. The decrease is primarily due to a decrease in organic sales and the timing of contract renewals.

Publication revenue for the six months ended June 30, 2023 was $10,101 compared to publication revenue of $0 during the six months ended June 30, 2022, representing an increase of $10,101 or 100.0%. Publishing revenues were generated from the sales of our graphic novel, Thunderous.

Other revenue for the six months ended June 30, 2023 was $65,839 compared to other revenue of $412 during the six months ended June 30, 2022, representing an increase of $65,427. Other revenue corresponds to ecommerce sales, commercial services, and subscription and/or advertising revenue from the Grom Social mobile app. The increase in other revenue is primarily attributable to commercial services rendered by Curiosity.

No revenue was generated from sales of produced and licensed content during either of the six months ended June 30, 2023 and 2022.

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

Gross profit for the six months ended June 30, 2023 and 2022 were $766,435, or 35.5%, and $506,299, or 21.4%, respectively. The increase in gross profit is primarily attributable to improved contract margins in our animation business and lower fixed overhead expenses being absorbed against reduced revenue levels.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $4,857,611, compared to operating expenses of $4,306,135 during the six months ended June 30, 2022, representing an increase of $551,476 or 12.8%. The increase is primarily attributable to an increase in selling, general and administrative costs and depreciation and amortization expense during the six months ended June 30, 2023 as described below.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, investor relations, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $3,937,098 for the six months ended June 30, 2023, compared to $3,473,515 for the six months ended June 30, 2022, representing an increase of $463,583 or 13.3%. The increase is primarily attributable to higher costs associated with the development of our mobile app and original content properties realized during the six months ended June 30, 2023.

Stock-based compensation, a non-cash component of our SG&A, was $89,644 for the six months ended June 30, 2023, compared to $137,383 for the six months ended June 30, 2022. Stock-based compensation is attributable to the amortization of the fair value for options to purchase shares of our common stock in connection with grants made under certain employment agreements entered into at the time of our acquisition of Curiosity.

Professional fees are comprised of accounting and compliance services, legal services, and certain other advisory and consultancy fees. Professional fees were $615,315 for the six months ended June 30, 2023, compared to $704,007 for the six months ended June 30, 2022, representing a decrease of $88,692 or 12.6%. The decrease is largely attributable to lower accounting fees realized by during the six months ended June 30, 2023. During the six months ended June 30, 2022, we completed the post-acquisition audit of the financial statements for Curiosity.

Depreciation and amortization included in operating expenses was $305,198 for the six months ended June 30, 2023, compared to $128,613 for the six months ended June 30, 2022, representing an increase of $176,585 or 137.3%. The increase is primarily attributable to the amortization of capitalized costs from the development of our Santa.com ecommerce website and prepublication costs from our graphic novels and other published content.

Other Income (Expense)

Net other expense for the six months ended June 30, 2023 was $503,065, compared to a net other expense of $2,855,989 for the six months ended June 30, 2022, representing a decrease of $2,352,924 or 82.4%. The decrease in net other expense is primarily attributable to reduced interest expense realized from the amortization or write offs of debt discounts on convertible notes due to conversions, and from the recognition of a derivative liability.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $501,089 for the six months ended June 30, 2023, compared to $2,945,530 during the six months ended June 30, 2022, representing a decrease of $2,444,441 or 83.0%. In January 2023, we recognized $350,039 in interest expense for the warrants issued to L1 Capital in exchange for the Waiver (see PIPE Offering and Related Waiver above). In May 2022, we recognized interest expense of $1,052,350 related to the fair value of a derivative liability resulting from our second tranche of convertible notes issued to L1 Capital.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $4,729,690, or $0.68 per share, for the six months ended June 30, 2023, compared to a net loss attributable to common stockholders of $6,849,022, or $12.51 per share, during the six months ended June 30, 2022, representing a decrease in net loss attributable to common stockholders of $2,119,332 or 30.9%.

Liquidity and Capital Resources

At June 30, 2023, we had cash and cash equivalents of $2,211,658.

Net cash used in operating activities for the six months ended June 30, 2023 was $4,010,846, compared to net cash used in operating activities of $3,383,231 during the six months ended June 30, 2022, representing an increase in cash used of $627,615, primarily due to the increase in our loss from operations and the change in our operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2023 was $12,221, compared to net cash used in investing activities of $33,308 during the six months ended June 30, 2022 representing a decrease in cash used of $21,087. This change is attributable to a reduction in capital expenditures, most notably made by our animation studio in Manilla, Philippines from the six-month period ended June 30, 2022.

Net cash provided by financing activities for the six months ended June 30, 2023 was $2,329,288, compared to net cash provided by financing activities of $1,040,992 for the six months ended June 30, 2022, representing an increase in cash provided of $1,288,296. Our primary source(s) of cash from financing activities during the six months ended June 30, 2023 was attributable to $2,460,668 in net proceeds from the PIPE Offering and stock purchase warrant exercises, as compared to $1,444,000 in proceeds from the second tranche of convertible notes issued to L1 Capital. These increases were offset, in part, by the repayment of convertible notes of $81,380 and the repayment of a related party loan of $50,000 during the six months ended June 30, 2023, as compared to the repayment of convertible notes and loans payable of $107,469 and cash settlement of a derivative liability of $295,539 in accordance with a note conversion during the six months ended June 30, 2022.

Going Concern

We have incurred significant operating losses since our inception. We have funded our operations primarily through sales of our common stock in public markets, proceeds from the exercise of warrants to purchase common stock, and the sale of convertible notes. Future capital requirements will depend on many factors, including the (i) rate of revenue growth, (ii) expansion of sales and marketing activities, (iii) timing and extent of spending on content development efforts, and (iv) market acceptance of our content, products and services.

Our management intends to raise additional funds through the issuance of equity securities or debt to enable us to meet our obligations for the twelve-month period. However, there can be no assurance that, in the event we require additional financing, such financing will be available at terms acceptable to us, if at all. Failure to generate sufficient cash flows from operations and/or raise additional capital could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months from the date of this report.

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

During the three and six months ended June 30, 2023, there were no significant changes to the critical accounting estimates disclosed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023, the end of the period covered by this Quarterly Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Date: August 18, 2023	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: August 18, 2023	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

