Form 10-Q
period 2023-09-30
Grom Social Enterprises, Inc.
filed 2023-11-20
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, 1,967,829 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,469,293	$3,871,176
Accounts receivable, net	832,333	1,162,230
Inventory, net	42,975	92,303
Prepaid expenses and other current assets	640,178	605,497
Total current assets	3,984,779	5,731,206
Operating lease right of use assets	839,747	1,069,222
Property and equipment, net	115,146	285,676
Goodwill, net	10,567,484	10,567,484
Intangible assets, net	5,236,714	5,364,231
Other assets	1,642,132	1,627,078
Total assets	$22,386,002	$24,644,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$900,769	$839,679
Accrued liabilities	270,767	378,954
Dividends payable	928,708	371,799
Advanced payments and deferred revenues	409,472	576,338
Convertible notes payable, net – current	185,347	503,465
Related party payables	–	50,000
Income taxes payable	9,158	–
Operating lease liabilities – current	209,566	269,681
Total current liabilities	2,913,787	2,989,916
Convertible notes payable, net of loan discounts	–	68,199
Operating lease liabilities, net of current portion	648,452	803,958
Other noncurrent liabilities	230,562	434,976
Total liabilities	3,792,801	4,297,049

Commitments and contingencies – Note 16	–	–

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,281,809 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9,282	9,282
Common stock, $0.001 par value. 500,000,000 shares authorized; 1,490,071 and 163,596 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,490	164
Additional paid-in capital	107,149,456	101,728,706
Accumulated earnings (deficit)	(90,233,723)	(83,472,412)
Accumulated other comprehensive income	(197,660)	(166,129)
Total Grom Social Enterprises, Inc. stockholders' equity	16,728,845	18,099,611
Noncontrolling interests	1,864,356	2,248,237
Total stockholders' equity	18,593,201	20,347,848
Total liabilities and equity	$22,386,002	$24,644,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022

Sales	$970,237	$1,484,958	$3,126,378	$3,855,665
Cost of goods sold	659,920	912,010	2,049,626	2,776,418
Gross profit	310,317	572,948	1,076,752	1,079,247
Operating expenses:
Depreciation and amortization	142,939	59,586	448,137	188,199
Selling, general and administrative	1,948,773	1,952,670	5,885,871	5,426,185
Professional fees	202,656	259,142	817,971	963,149
Total operating expenses	2,294,368	2,271,398	7,151,979	6,577,533
Loss from operations	(1,984,051)	(1,698,450)	(6,075,227)	(5,498,286)
Other income (expense)
Interest expense, net	(11,117)	(366,840)	(512,206)	(3,312,370)
Loss on settlement of derivative liabilities	–	(80,130)	–	(119,754)
Unrealized loss on change in fair value of derivative liabilities	–	(8,077)	–	49,047
Other gains (losses)	1,127	47,256	(849)	119,297
Total other income (expense)	(9,990)	(407,791)	(513,055)	(3,263,780)
Loss before income taxes	(1,994,041)	(2,106,241)	(6,588,282)	(8,762,066)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(1,994,041)	(2,106,241)	(6,588,282)	(8,762,066)
Loss attributable to noncontrolling interests	(148,057)	(95,446)	(383,881)	(266,309)
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(1,845,984)	(2,010,795)	(6,204,401)	(8,495,757)
Dividends to Series C preferred stockholders	185,637	186,163	556,910	550,223
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	(2,031,621)	(2,196,958)	(6,761,311)	(9,045,980)

Basic and diluted earnings (loss) per common share	$(3.00)	$(61.27)	$(13.74)	$(299.15)

Weighted-average number of common shares outstanding:
Basic	676,892	35,857	491,912	30,239
Diluted	–	–	–	–

Comprehensive loss:
Net loss	$(1,994,041)	$(2,106,241)	$(6,588,282)	$(8,762,066)
Foreign currency translation adjustment	(29,393)	(72,340)	(31,531)	(129,361)
Comprehensive loss	(2,023,434)	(2,178,581)	(6,619,813)	(8,891,427)
Comprehensive loss attributable to noncontrolling interests	(148,057)	(95,446)	(383,881)	(266,309)
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(1,875,377)	$(2,083,135)	$(6,235,932)	$(8,625,118)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, July 1, 2022	–	$–	–	$–	9,360,809	$9,361	71,336	$71

Net loss	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(79,000)	(79)	69	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock as payment for Series C preferred stock dividends payable	–	–	–	–	–	–	765	1
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–	100	–
Conversion of note principal and accrued interest into common stock	–	–	–	–	–	–	3,704	4
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–

Balance, September 30, 2022	–	$–	–	$–	9,281,809	$9,282	75,974	$76

	Additional		Accumulated Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Capital	Deficit	Loss	Interests	Equity

Balance, July 1, 2022	$95,681,691	$(73,253,212)	$(87,776)	$2,511,476	$24,861,611

Net loss	–	(2,010,795)	–	(95,446)	(2,106,241)
Change in foreign currency translation	–	–	(72,340)	–	(72,340)
Conversion of Series C preferred stock into common stock	79	–	–	–	–
Dividends declared for Series C preferred stock	–	(186,163)	–	–	(186,163)
Issuance of common stock as payment for Series C preferred stock dividends payable	187,215	–	–	–	187,216
Issuance of common stock in exchange for consulting, professional and other services	21,254	–	–	–	21,254
Conversion of note principal and accrued interest into common stock	1,199,996	–	–	–	1,200,000
Stock based compensation expense related to stock options	88,709	–	–	–	88,709

Balance, September 30, 2022	$97,178,944	$(75,450,170)	$(160,116)	$2,416,030	$23,994,046

(continued)

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, July 1, 2023	–	$–	–	$–	9,281,809	$9,282	490,071	$490

Net loss	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock in connection with public offerings	–	–	–	–	–	–	946,000	946
Issuance of common stock in connection with warrant exercises	–	–	–	–	–	–	54,000	54
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–

Balance, September 30, 2023	–	$–	–	$–	9,281,809	$9,282	1,490,071	$1,490

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Capital	Deficit	Loss	Interests	Equity

Balance, July 1, 2023	$104,660,697	$(88,202,102)	$(168,267)	$2,012,413	$18,312,513

Net loss	–	(1,845,984)	–	(148,057)	(1,994,041)
Change in foreign currency translation	–	–	(29,393)	–	(29,393)
Conversion of Series C preferred stock into common stock	–	–	–	–	–
Dividends declared for Series C preferred stock	–	(185,637)	–	–	(185,637)
Issuance of common stock in connection with public offerings	2,460,025				2,460,971
Issuance of common stock in connection with warrant exercises	–	–	–	–	54
Stock based compensation expense related to stock options	28,734	–	–	–	28,734

Balance, September 30, 2023	$107,149,456	$(90,233,723)	$(197,660)	$1,864,356	$18,593,201

(continued)

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2022	–	$–	–	$–	9,400,309	$9,400	59,534	$60

Net loss	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(118,500)	(118)	103	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock as payment for Series C preferred stock dividends payable	–	–	–	–	–	–	1,352	1
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–	297	–
Conversion of note principal and accrued interest into common stock	–	–	–	–	–	–	14,688	15
Recognition of beneficial conversion features related to notes payable	–	–	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–

Balance, September 30, 2022	–	$–	–	$–	9,281,809	$9,282	75,974	$76

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2022	$89,863,947	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

Net loss	–	(8,495,757)	–	(266,309)	(8,762,066)
Change in foreign currency translation	–	–	(129,361)	–	(129,361)
Conversion of Series C preferred stock into common stock	118	–	–	–	–
Dividends declared for Series C preferred stock	–	(550,223)	–	–	(550,223)
Issuance of common stock as payment for Series C preferred stock dividends payable	833,738	–	–	–	833,739
Issuance of common stock in exchange for consulting, professional and other services	116,736	–	–	–	116,736
Conversion of note principal and accrued interest into common stock	5,774,985	–	–	–	5,775,000
Recognition of beneficial conversion features related to notes payable	363,329	–	–	–	363,329
Stock based compensation expense related to stock options	226,091	–	–	–	226,091

Balance, September 30, 2022	$97,178,944	$(75,450,170)	$(160,116)	$2,416,030	$23,994,046

(continued)

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2023	–	$–	–	$–	9,281,809	$9,282	163,596	$164

Net loss	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock in connection with public offerings	–	–	–	–	–	–	946,000	946
Issuance of common stock in connection with private offerings	–	–	–	–	–	–	5,000	5
Issuance of common stock in connection with the exercise of warrants	–	–	–	–	–	–	374,308	374
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–	1,167	1
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant	–	–	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–	–	–

Balance, September 30, 2023	–	$–	–	$–	9,281,809	$9,282	1,490,071	$1,490

	Additional		Accumulated Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2023	$101,728,706	$(83,472,412)	$(166,129)	$2,248,237	$20,347,848

Net loss	–	(6,204,401)	–	(383,881)	(6,588,282)
Change in foreign currency translation	–	–	(31,531)	–	(31,531)
Conversion of Series C preferred stock into common stock	–	–	–	–	–
Dividends declared for Series C preferred stock	–	(556,910)	–	–	(556,910)
Issuance of common stock in connection with public offerings	2,460,025	–	–	–	2,460,971
Issuance of common stock in connection with private offerings	2,448,354	–	–	–	2,448,359
Issuance of common stock in connection with the exercise of warrants	11,989	–	–	–	12,363
Issuance of common stock in exchange for consulting, professional and other services	31,967	–	–	–	31,968
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant	350,038	–	–	–	350,038
Stock based compensation expense related to stock options	118,377	–	–	–	118,377

Balance, September 30, 2023	$107,149,456	$(90,233,723)	$(197,660)	$1,864,356	$18,593,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,588,282)	$(8,762,066)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	551,455	384,351
Amortization of debt discount	15,619	2,181,869
Amortization of right-of-use assets	72,869	289,766
Provision for doubtful accounts	6,075	–
Common stock issued for financing costs	350,039	–
Common stock issued in exchange for fees and services	31,968	116,736
Derivative expense	–	1,052,350
Retirement benefit cost	18,201	–
Stock based compensation	118,377	226,091
Loss on disposal of property and equipment	544	2,237
Loss on settlement of derivative liability	–	119,754
Unrealized gain on change in fair value of derivative liabilities	–	(49,047)
Changes in operating assets and liabilities:
Accounts receivable	323,823	(74,769)
Inventory	49,328	(31,643)
Prepaid expenses and other current assets	(34,682)	(361,348)
Other assets	(298,410)	(718,161)
Accounts payable	11,990	262,514
Accrued liabilities	(61,586)	17,146
Advanced payments and deferred revenues	(167,866)	243,191
Income taxes payable and other noncurrent liabilities	(195,254)	13,748
Operating lease liabilities	(68,066)	(344,721)
Net cash used in operating activities	(5,863,858)	(5,432,002)

Cash flows from investing activities:
Purchase of property and equipment	(23,395)	(84,300)
Proceeds from the sale of property and equipment	4,605	13,085
Net cash used in investing activities	(18,790)	(71,215)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,909,330	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	12,363	–
Proceeds from issuance of convertible notes	–	1,444,000
Repayments of convertible notes	(401,935)	(109,997)
Repayments of loans payable	–	(36,834)
Repayments of related party payables	(50,000)	–
Settlement of derivative liabilities	–	(1,074,069)
Net cash provided by financing activities	4,469,758	223,100

Effect of exchange rates on cash and cash equivalents	11,009	61,451
Net decrease in cash and cash equivalents	(1,401,881)	(5,218,666)
Cash and cash equivalents at beginning of period	3,871,174	6,530,161
Cash and cash equivalents at end of period	$2,469,293	$1,311,495

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,049	$31,020
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce dividends payable to Series C preferred stockholders	$–	$833,739
Common stock warrants issued in connection with convertible promissory notes	$–	$363,329
Conversion of note principal and accrued interest into common stock	$–	$5,775,000
Dividends payable to Series C preferred stockholders	$556,909	$186,163
Operating lease right-of-use assets obtained in exchange for lease liabilities	$–	$80,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

On a consolidated basis, the Company has incurred significant operating losses since its inception. As of September 30, 2023, the Company has an accumulated deficit of $90.2 million. During the nine months ended September 30, 2023, it used approximately $5.9 million, respectively, in cash for operating activities.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. For the three and nine months ended September 30, 2023, the condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries Grom Social, TD Holdings, GES, GNS, and Curiosity. The Company recognizes the noncontrolling interest related to its less-than-wholly-owned subsidiary, Curiosity, as equity in the consolidated financial statements separate from the parent entity’s equity. The net loss attributable to the noncontrolling interest is included in net loss in the condensed consolidated statements of operations and comprehensive loss.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method, and convertible preferred stock and convertible debt using the if-converted method. These potentially dilutive shares include 77 shares from convertible notes and accrued interest, 8,507 shares from convertible preferred stock, 390 shares from vested stock options and 8,712 shares from stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Other Revenue

Other revenue corresponds to subscription and advertising revenue from the Grom Social mobile application.

The following table depicts the disaggregated revenue listed above within the Sales caption in the condensed consolidated statements of operations:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Animation	$734,535	$1,419,153	$2,607,352	$3,493,732
Web Filtering	94,924	63,234	302,308	358,950
Publishing	101,403	2,321	111,504	2,321
Other	39,375	250	105,214	662
Total Sales	$970,237	$1,484,958	$3,126,378	$3,855,665

The following table sets forth the components of the Company’s accounts receivable and advanced payments and deferred revenues at September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022

Billed accounts receivable	$306,767	$607,524
Unbilled accounts receivable	568,886	592,932
Allowance for credit losses	(43,320)	(38,226)
Total accounts receivable, net	$832,333	$1,162,230
Total advanced payments and deferred revenues	$409,472	$576,338

During the three and nine months ended September 30, 2023, the Company had two and three customers, respectively, that accounted for 72.5% and 76.4%, respectively, of total revenues. During the three and nine months ended September 30, 2022, the Company had four customers that account for 81.8% and 71.4%, respectively, of total revenues.

At September 30, 2023, the Company had two customers that accounted for 87.7% of accounts receivable. At December 31, 2022, the Company had two customers that accounted for 73.6% of accounts receivable.

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

As of September 30, 2023 and December 31, 2022, the Company’s inventory totaled $42,975 and $92,303, respectively, and was comprised of work-in-progress of $37,587 and $85,324, respectively, and finished goods of $5,388 and $6,979, respectively.

6.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,457,230	$(2,415,723)	$41,507	$2,774,308	$(2,651,872)	$122,436
Machinery and equipment	173,289	(169,248)	4,041	189,641	(182,180)	7,461
Vehicles	11,515	(11,515)	–	41,112	(35,504)	5,608
Furniture and fixtures	369,045	(359,891)	9,154	409,996	(391,783)	18,213
Leasehold improvements	1,058,211	(997,767)	60,444	1,172,501	(1,065,148)	107,353
Total fixed assets	4,069,290	(3,954,144)	115,146	4,587,558	(4,326,487)	261,071
Capital assets not subject to depreciation:
Construction in progress	–	–	–	24,605	–	24,605
Total fixed assets	$4,069,290	$(3,954,144)	$115,146	$4,612,163	$(4,326,487)	$285,676

For the three months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $12,436 and $75,337, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $140,871 and $248,384, respectively.

7.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Capitalized website development costs	$776,369	$1,057,312
Prepublication costs	174,504	164,042
Produced and licensed content costs	618,869	325,966
Deposits	72,390	72,027
Other noncurrent assets	–	7,731
Total other assets	$1,642,132	$1,627,078

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

The following tables set forth the components of the Company’s capitalized costs at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Depreciation	Net Book Value
Prepublication costs	$178,398	$(3,894)	$174,504	$165,524	$(1,482)	$164,042
Produced and licensed content costs	618,869	–	618,869	325,966	–	325,966
Capitalized website development costs	1,123,772	(347,403)	776,369	1,123,772	(66,460)	1,057,312
Total capitalized costs	$1,921,039	$(351,297)	$1,569,742	$1,615,262	$(67,942)	$1,547,320

For the three months ended September 30, 2023 and 2022, the Company recorded amortization expense of $94,452 and $1,203, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded amortization expense of $283,355 and $1,203, respectively.

8.	LEASES

The Company has entered into operating leases primarily for office space. These leases have terms which range from two years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. During the nine months ended September 30, 2023, the Company did not record any additional right of use (“ROU”) assets or lease liabilities related to new operating leases.

The following table presents the future minimum payment obligations and aggregate present value of lease liabilities for operating leases as of September 30, 2023:

Remainder of 2023	$93,253
2024	269,487
2025	270,507
2026	219,735
2027	230,724
Thereafter	–
Total future lease payments	1,083,706
Less: Imputed interest	(225,687)
Present value of lease liabilities	$858,019

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

Information related to the Company's operating ROU assets and related lease liabilities are as follows:

Nine Months Ended September 30, 2023
Cash paid for operating lease liabilities	$283,678
Weighted-average remaining lease term	2.7
Weighted-average discount rate	10%

For the three months ended September 30, 2023 and 2022, the Company recorded rent expenses related to lease obligations of $97,693 and $109,829, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded rent expenses related to lease obligations of $297,897 and $330,462, respectively. Rent expenses related to lease obligations are allocated between cost of goods sold and selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

The following table sets forth the changes in the carrying amount of the Company’s goodwill as of September 30, 2023 and December 31, 2022:

Balance, January 1, 2022	$22,376,025
Measurement Period Adjustment	(468,426)
Impairment charge	(11,340,115)
Balance, December 31, 2022	10,567,484
Impairments and other adjustments	–
Balance, September 30, 2023	$10,567,484

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

The following table summarizes the individually identifiable intangible assets subsequently recognized:

Licensing agreements	$341,728
Books and stories content	126,698
Total identifiable intangible assets	$468,426

At September 30, 2023 and December 31, 2022, the carrying amount of the Company’s goodwill was $10,567,484, respectively.

The following table sets forth the components of the Company’s intangible assets at September 30, 2023 and December 31, 2022:

		September 30, 2023			December 31, 2022
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,526,282	$(1,106,554)	$419,728	$1,526,282	$(992,083)	$534,199
Licensing agreement	19.60	341,728	(37,687)	304,041	341,728	(24,641)	317,087
Subtotal		1,868,010	(1,144,241)	723,769	1,868,010	(1,016,724)	851,286
Intangible assets not subject to amortization:
Books and stories content		126,698	–	126,698	126,698	–	126,698
Trade names		4,386,247	–	4,386,247	4,386,247	–	4,386,247
Total intangible assets		$6,380,955	$(1,144,241)	$5,236,714	$6,380,955	$(1,016,724)	$5,364,231

For the three months ended September 30, 2023 and 2022, the Company recorded amortization expense of $42,505 and $42,505, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded amortization expense of $127,516 and $134,764, respectively.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for the remainder of 2023 and each of the following years ending December 31:

Remainder of 2023	$42,505
2024	170,022
2025	170,022
2026	93,708
2027	17,394
Thereafter	230,118
Total remaining intangible assets subject to amortization	$723,769

10.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Executive and employee compensation	$138,558	$102,151
Interest on convertible notes and promissory notes	50,976	84,292
Other accrued expenses and liabilities	81,233	192,511
Total accrued liabilities	$270,767	$378,954

11.	RELATED PARTY TRANSACTIONS AND PAYABLES

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

As of September 30, 2023, Zach Marks was employed by Grom Social as its Founder and Content Creator and receives an annual salary of $103,000. Effective August 4, 2023, Luke Marks resigned from his position of Content Coordinator from which he received an annual salary of $30,000.

For the three months ended September 30, 2023 and 2022, the Marks family was paid a total of $28,875 and $30,000, respectively. For the nine months ended September 30, 2023 and 2022, the Marks family was paid a total of $96,792 and $90,000, respectively.

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

As of September 30, 2023 and December 31, 2022, the aggregate related party payables balance was $23,904 and $72,383, respectively, of which $23,904 and $22,383 of accrued interest were reported under accrued liabilities on the Company’s Consolidated Balance Sheets.

12.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s convertible notes as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
8% Unsecured Convertible Note (Curiosity)	$–	$278,000
12% Senior Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	100,749	204,907
12% Senior Secured Convertible Notes (Additional Secured Notes)	19,143	38,932
Loan discounts	(9,545)	(25,165)
Total convertible notes, net	185,347	571,664
Less: current portion of convertible notes, net	(185,347)	(503,465)
Convertible notes, net of current portion	$–	$68,199

8% Unsecured Convertible Notes – Curiosity

On July 29, 2021, the Company entered into a membership interest purchase agreement with Curiosity and the holders of all of Curiosity’s outstanding membership interests, for the purchase of 80% of Curiosity’s outstanding membership interests from the sellers. Pursuant to the purchase agreement, the Company issued 8% eighteen-month convertible promissory notes in the aggregate principal amount $278,000 to pay-down and refinance certain outstanding loans and advances previously made by certain of its principals. The notes are convertible into shares of common stock of the Company at a conversion price of $1,968.00 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The notes may be prepaid at any time, in whole or in part. The notes are subordinate to the Company’s senior indebtedness.

On September 21, 2023, the Company repaid $278,000 of outstanding principal and $46,430 of accrued interest to the noteholders.

As of September 30, 2023, the principal balance of the Curiosity note was $0.

10% Senior Secured Convertible Note with Original Issuance Discount (L1)

On September 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with L1 Capital Global Master Fund (“L1”) pursuant to which it issued (i) a 10% original issue discount senior secured convertible note in the principal amount of $4,400,000 to L1 (the “L1 Note”) and (ii) a 5 five-year warrant to purchase 1,355 shares of the Company’s common stock at an exercise price of $2,520.00 per share (“Warrant Shares”) in exchange for $3,960,000 (the “First Tranche Financing”). The Purchase Agreement also provided, subject to shareholder approval, for the issuance, subject to certain conditions, of an additional $1,500,000 of notes and warrants to purchase 463 shares of common stock (the “Second Tranche Financing”) on the same terms.

On October 20, 2021, the Company and L1 entered into an amended and restated purchase agreement which increased the amount of the Second Tranche Financing from $1,500,000 to $6,000,000 and provides (i) for an amended and restated 10% original issue discount senior secured convertible note to be issued in exchange for the L1 Note pursuant to the Purchase Agreement and (ii) for the issuance of a five-year warrant to purchase 1,735 shares of the Company’s common stock at an exercise price of $2,520.00 per share.

During the year ended December 31, 2022, the Company issued an aggregate 9,596 shares of common stock to L1 upon the conversion of $4,125,000 of outstanding principal.

As of September 30, 2023, the principal balance was $0 and all associated loan discounts were fully amortized.

10% Senior Secured Convertible Note with Original Issuance Discount (L1– Second Tranche)

On January 20, 2022 (the “Second Tranche Closing”), the Company and L1 Capital closed on the Second Tranche of the offering, resulting in the issuance of (i) a $1,750,000 10% Original Issue Discount Senior Secured Convertible Note, due July 20, 2023, (the “Second Tranche Note”); and (ii) a five year warrant to purchase 506 shares of Common Stock of the Company at an exercise price of $2,520.00 per share (the “Second Tranche Warrants”), in exchange for consideration of $1,575,000 (i.e. the face amount less the 10% Original Issue Discount of $175,000).

During the year ended December 31, 2022, the Company issued an aggregate 5,401 shares of common stock and repaid $1,146,901 in cash to L1 upon the conversion of $1,750,000 of outstanding principal.

As of September 30, 2023, the principal balance of these notes was $0 and all associated loan discounts were fully amortized.

10% Secured Convertible Notes with Original Issuance Discounts (“OID Notes”)

During the year ended December 31, 2017, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 10.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $14,976.00. As of September 30, 2023, the remaining principal balance of these notes was $25,000.

During the year ended December 31, 2018, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 20.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $9,600.00. As of September 30, 2023, the remaining principal balance of these notes was $50,000.

As of September 30, 2023, the principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

The TDH Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion provided that the conversion price shall not be less than $1,920.00 per share.

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

In connection with the issuance of the TDH Secured Notes, the Company issued to each TDH Secured Note holder shares of common stock equal to 20% of the principal amount of such holder’s TDH Secured Note, divided by $1,920.00. Accordingly, an aggregate of 313 shares of common stock were issued to the TDH Secured Note holders on March 16, 2020. These shares were valued at $420,000, or $1,344.00 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the notes.

As of September 30, 2023, the principal balance of these notes was $100,749 and the remaining balance on the associated loan discounts was $8,021.

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

The Additional Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion provided that the conversion price shall not be less than $1,920.00 per share.

In connection with the issuance of the Additional Secured Notes, the Company issued to each Additional Secured Note Lender shares of common stock equal to 20% of the principal amount of such holder’s Additional Secured Note, divided by $1,920.00. Accordingly, an aggregate of 110 shares of common stock were issued. These shares were valued at $148,000, or $1,344.00 per share, which represents fair market value. The Company recorded the value of these shares as a loan discount to be amortized as interest expense over the term of the related convertible notes.

As of September 30, 2023, the principal balance of these notes was $19,142 and the remaining balance on the associated loan discounts was $1,524.

Future Minimum Principal Payments

The remaining future principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

Remainder of 2023	$118,951
2024	75,941
2025 and thereafter	–
Total Convertible notes principal amount payable.	$194,892

13.	EMPLOYEE BENEFIT PLAN

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

The amount of the defined benefit liability reported under other noncurrent liabilities in the Company’s Consolidated Balance Sheet is determined as follows:

	September 30, 2023	December 31, 2022

Benefit obligation	$230,562	$434,974
Plan assets	–	–
Total	$230,562	$434,974

The components of the accumulated benefit cost to be recognized under selling, general and administrative expense in consolidated statement of operations are the service cost (current service cost, past service cost or credit and settlement gains or losses) and net interest expense on the net defined benefit liability:

	September 30, 2023	September 30, 2022

Current service cost	$13,610	$55,551
Net interest expense	12,255	–
Total	$25,865	$55,551

The change in the accumulated benefit cost in the Company’s Condensed Consolidated Balance Sheet for the nine months ended September 30, 2023 is as follows:

2023

Balance, January 1	$434,974
Foreign currency translation	(8,863)
Expense recognized in other comprehensive income	25,865
Remeasurement on actuarial gain (loss) recognized	(44,351)
Contributions paid	(177,063)
Balance, September 30	$230,562

The cumulative amount of actuarial gains recognized in other comprehensive income for the nine months ended September 30, 2023 and 2022 is as follows:

	2023	2022

Balance, January 1	$(36,026)	$60,518
Foreign currency translation	–	–
Actuarial gain (loss)	(47,798)	–
Balance, September 30	(83,824)	60,518
Tax effect	20,956	(12,439)
Cumulative actuarial gain (loss), net of tax	$(62,868)	$48,079

The assumptions used to determine retirement benefits for the nine months ended September 30, 2023 are as follows:

September 30, 2023

Discount rate	6.50%
Salary increase rate	2.00%

14.	INCOME TAXES

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

As of September 30, 2023, the Company had federal, state and foreign net operating loss carryforwards. The federal and state NOL's may be subject to limitation under IRS Sec. 382, the analysis of which is not yet complete. The Company has established a full valuation allowance against the US federal, state and foreign NOL carryforwards as well as its other US and foreign deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized in future years.

The Company’s interim effective tax rate, inclusive of discrete items, for the three and nine months ended September 30, 2023 and 2022 was 0%, respectively, due to recurrent net losses for the periods presented.

15.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company had no shares of Series A Stock issued and outstanding.

Series B Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

The holder may, at any time after the 6-month anniversary of the issuance of the shares of Series C Preferred Stock, convert such shares into common stock at a conversion rate of $1,152.00 per share. In addition, the Company may, at any time after the issuance of the shares, convert any or all of the outstanding shares of Series C Preferred Stock at a conversion rate of $1,152.00 per share.

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

On January 24, 2022, the Company issued 34 shares of common stock to a stockholder upon the conversion of 39,500 shares of Series C preferred stock.

On July 29, 2022, the Company issued 69 shares of common stock to a stockholder upon the conversion of 79,000 shares of Series C preferred stock.

As of September 30, 2023 and December 31, 2022, the Company had 9,281,809 shares of Series C Stock issued and outstanding, respectively.

For the three months and nine ended September 30, 2023, the Company declared cumulative dividends totaling $185,637 and $556,910, respectively, for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 1,490,071 and 163,596 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

Reverse Stock Splits

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

On June 23, 2023, the Board and shareholders approved the granting of authority to the Board to amend the Company’s articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock, by a ratio of no less than 1-for-2 and no more than 1-for-20, with the exact ratio to be determined by the Board in its sole discretion, and with such reverse stock split to be effective at such time and date, if at all, as determined by the Board in its sole discretion. On September 7, 2023, the Board effected a 1-for-20 reverse stock split in connection with the Company’s continued listing of its common stock on Nasdaq.

PIPE Offering and Related Waiver

On January 25, 2023, the Company consummated a private placement (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement dated as of January 25, 2023 (the “2023 SPA”) that it entered into with institutional investors, in which the Company issued (i) 5,000 shares of common stock; (ii) 66,372 purchase warrants (the “Purchase Warrants”) to purchase an aggregate of 116,151 shares of common stock; and (iii) 61,372 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 61,372 shares of common stock. The purchase price of each share of common stock and associated Purchase Warrant was $45.20. The purchase price of each Pre-Funded Warrant was $45.00. The aggregate gross proceeds of the PIPE Offering was approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company. EF Hutton, division of Benchmark Investments, LLC, acted as the exclusive placement agent in connection with the PIPE Offering.

In connection with the PIPE Offering, the Company entered into a Waiver (the “Waiver”) with L1 Capital Global Opportunities Master Fund (“L1”) waiving certain provisions of the Securities Purchase Agreement, dated as of September 14, 2021 (the “2021 SPA”), by and between it and L1. Pursuant to the terms of the Waiver, L1 waived certain provisions of the 2021 SPA and in consideration thereof, the Company (i) issued 7,500 purchase warrants substantially similar to the Purchase Warrants issued in connection with the 2023 SPA; and (ii) paid a cash fee of $50,000 to L1.

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

In connection with the PIPE Offering, the Company entered into a Registration Rights Agreement with the Purchasers, dated January 25, 2023 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC. The Registration Statement was filed and declared effective by the SEC on February 9, 2023.

Registered Offering

On September 7, 2023, the Company sold an aggregate 946,000 units (the “Units”) at a price of $3.00 per Unit and 54,000 pre-funded units (the “Pre-Funded Units”) at a price of $2.999 per Pre-Funded Unit, with (a) each Unit consisting of: (i) one share of common stock, par value $0.001 per share (the “Common Stock”); (ii) one Series A Warrant (the “Series A Warrant”); and (iii) one Series B Warrant. (“Series B Warrant,” together with Series A Warrant, the “Warrants”), each Warrant to purchase one share of Common Stock at $3.00 per share (100% of the offering price per Unit); and (b) each Pre-Funded Unit consisting of: (i) one pre-funded warrant (the “Pre-Funded Warrant”) exercisable for one share of Common Stock at $0.001; (ii) one Series A Warrant; and (iii) one Series B Warrant, identical to the Warrants in the Unit. The Warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company received approximately $3.0 million in gross proceeds from the Offering, prior to deducting the underwriting discount and commission and other estimated offering expenses payable by the Company.

Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 150,000 shares of Common Stock and/or Pre-Funded Warrants to purchase 150,000 shares of Common Stock and/or Warrants to purchase 150,000 shares of Common Stock to cover over-allotments.

The Underwriting Agreement contains customary representations and warranties by the Company, conditions to closing, indemnification obligations of the Company and the underwriters, “lock-up” agreements where the Company and each officers, directors and 5% shareholders of the Company have agreed with the Underwriter not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of the Company’s Common Stock or securities convertible into Common Stock for a period of 90 days from the commencement of sale under the final prospectus relating to the Offering.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three and nine months ended September 30, 2023, the Company issued 0 and 1,167 shares of common stock, respectively, with a fair market value of $0 and $31,968, respectively, to contractors for services rendered.

During the three and nine months ended September 30, 2022, the Company issued 100 and 297 shares of common stock, respectively, with a fair market value of $21,254 and $116,736, respectively, to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the three and nine months ended September 30, 2022, the Company issued 3,704 and 14,688 shares of common stock, respectively, upon the conversion of $1,200,000 and $5,775,000, respectively, in convertible note principal and accrued interest.

Common Stock Issued in Connection with Series C Stock Dividends

During the three and nine months ended September 30, 2022, the Company issued 765 and 1,352 shares of common stock, respectively, valued at $187,216 and $833,739, respectively, for cumulative dividends declared on its Series C Stock.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at September 30, 2023 and December 31, 2022. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2022	7,079	$2,640.00	1.75
Warrants issued	214,018	64.00
Warrants exercised	(13,953)	–
Warrants forfeited	(285)	–
December 31, 2022	206,859	$145.80	4.89
Warrants issued	2,544,647	$6.23
Warrants exercised	(442,794)	–
Warrants forfeited	–	–
Balance September 30, 2023	2,308,712	$11.09	4.95

On January 31, 2023, in connection with the PIPE Offering described above, the Company issued 66,372 Purchase Warrants to purchase an aggregate of 116,151 shares of common stock. The Purchase Warrants are immediately exercisable for $45.20 per share of common stock. The Purchase Warrant holders may also effect an alternative cashless exercise on or after the later of (i) the 30 day anniversary of the initial exercise date and (ii) the stockholder approval date (as defined in the 2023 SPA). In such event, the aggregate number of shares of common stock issuable in such alternative cashless exercise shall equal the product of the aggregate number of shares of common stock that would be issuable upon exercise of the Purchase Warrants and 0.85.

The Purchase Warrants were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the issuance ($43.00), an expected dividend yield of 0%, a historical volatility of 176.6%, a risk-free interest rate of 3.6%, and an expected term of one year. The Purchase Warrants were allocated a relative fair value of $1,387,429.

On January 31, 2023, the Company also issued 7,500 purchase warrants, substantially similar to the Purchase Warrants issued in connection with the PIPE Offering, to purchase an aggregate of 13,125 shares of common stock. The Purchase Warrants were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the issuance ($43.00), an expected dividend yield of 0%, a historical volatility of 176.6%, a risk-free interest rate of 3.6%, and an expected term of 1 year. The fair value of the purchase warrants was $350,039.

On September 7, 2023, in connection with the Registered Offering described above, the Company issued 1,150,000 Series A Warrants and 1,150,000 Series B Warrants to purchase an aggregate 2,300,000 shares of common stock at $3.00 per share. The Warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The Series A Warrant holders may also effect an alternative cashless on or after the earlier of (i) thirty (30) days from the effective date of the registration statement filed with the SEC until the termination date and (ii) the date on which the aggregate composite trading volume of the Company’s common stock as reported by Bloomberg beginning on the date of the initial exercise date exceeds 15 million shares. In such event, the aggregate number of shares of common stock issuable in such alternative cashless exercise shall equal the product of the aggregate number of shares of common stock that would be issuable upon exercise of the Purchase Warrants and 0.50.

The Purchase Warrants were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the issuance ($2.22), an expected dividend yield of 0%, a historical volatility of 184.4%, a risk-free interest rate of 4.41%, and an expected term of one year. The Purchase Warrants were allocated a relative fair value of $1,375,248.

During the nine months ended September 30, 2023, the Company issued 117,139 shares of common stock upon the exercise of 117,139 prefunded warrants for gross proceeds of $12,363.

During the nine months ended September 30, 2023, the Company also issued 257,169 shares of common stock upon the cashless exercise of 325,655 purchase warrants.

As of September 30, 2023, the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

The following table represents all outstanding and exercisable stock options as of September 30, 2023:

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)

2013	403	(361)	42	42	$4,608.00	0.21
2018	3	(3)	–	–	–	–
2021	348	–	348	232	$1,788.00	2.83
Total	754	(364)	390	274	$2,098.92	2.54

During the three and nine months ended September 30, 2023, the Company recorded $28,734 and $118,377, respectively, in stock-based compensation costs related to stock options. During the three and nine months ended September 30, 2022, the Company recorded $88,709 and $226,091, respectively, in stock-based compensation costs related to stock options. Stock-based compensation expense is reported in selling, general and administrative on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

As of September 30, 2023, the total unrecognized cost of stock-based compensation related to stock options was $68,574. This cost is expected to be recognized over a weighted average period of 0.84 years.

As of September 30, 2023, the outstanding stock options had an aggregate intrinsic value of $0.

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

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2023 to the date these condensed consolidated financial statements were available for issue, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except as follows:

Warrant Exercises

In October 2023, the Company issued 480,333 shares of common stock upon the cashless exercise of 960,667 purchase warrants.

Entry into a Securities Purchase Agreement with Generating Alpha

On November 9, 2023, the Company entered into a securities purchase agreement with Generating Alpha Ltd (the “Investor”) pursuant to which it has agreed to sell two convertible promissory notes (each, a “Note” and collectively, the “Notes”), with each Note having an initial principal amount of $4,000,000, for a price of $3,640,000 per Note. In connection with the purchase and sale of the Notes, the Company has agreed to issue to the Investor warrants to acquire a total of 3,028,146 shares of our common stock.

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

We own 100% of each of Grom Social, TD Holdings, GES and GNS, and 80% of CIM.

Business Description

Grom Social

Grom Social is a growing social media platform and original content provider of entertainment for children under 13 years of age, which provides safe and secure digital environments for kids that can also be monitored by their parents or guardians. We initially launched our Grom mobile app in 2019. We are currently working to rebrand the app, with a focus on improving the in-app user experience and incorporating new, unique features. The app updates for iOS are anticipated to be available in late 2023 or early 2024. We remain committed to increasing user growth and expanding our reach in an effort to monetize the app.

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

The Manila-based animation studio accounts for approximately 83% of our total revenues on a consolidated basis. As part of its COVID-19 protocols, Top Draw currently operates at approximately 36% seat capacity at its studio. However, it supplements its reduced studio capacity through its work-from-home program which accounts for approximately 40% of its workforce. For the three and nine months ended September 30, 2023, our animation services revenues trailed the levels that we recognized during the corresponding periods of 2022. This is largely attributable to a lessor number of projects currently in production, changes to our production schedule resulting from customer delays in providing us with necessary materials and content, changes to project start dates, and the cancellation of an anticipated project. As a byproduct, we realized higher production costs by deploying the resources necessary to service our customers’ needs efficiently and effectively prior to these changes to our schedule.

During the nine months ended September 30, 2023, we secured approximately $1.9 million in new contracts for Top Draw. These projects are all expected to commence during the year and have service periods of up to twelve months in length. At September 30, 2023, our production backlog was valued at approximately $1.7 million. Based upon our current production schedule, we believe that our efficiency and productivity will increase through December 31, 2023.

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

Our products include web filtering appliances and software, reporting and event management solutions, and our Digital Citizenship License (DCL) Program. The proprietary DCL program is a series of videos design to teach minors about appropriate online behavior. On November 2, 2022, we expanded our educational services product offering by teaming up with tech management company, Radix, to offer its cloud-based classroom management solution, TeacherView. Radix’s TeacherView is equipped with a built-in video conference system to enable remote (at home), local or hybrid learning. The program gives educators an “over the shoulder” teaching experience to help oversee an enhanced learning experience.

During the nine months ended September 30, 2023, we entered into new agreements totaling $330,114. The service contracts range between one and five years in length.

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

Recent Events

PIPE Offering and Related Waiver

On January 25, 2023, we consummated a private placement (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement, dated as of January 25, 2023 (the “2023 SPA”) that we entered into with institutional investors, in which we issued (i) 5,000 shares of common stock; (ii) 66,372 purchase warrants (the “Purchase Warrants”) to purchase an aggregate of 116,151 shares of common stock; and (iii) 61,372 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 61,372 shares of common stock. The purchase price of each share of common stock and associated Purchase Warrant was $45.20. The purchase price of each Pre-Funded Warrant was $45.00. The aggregate gross proceeds of the PIPE Offering was approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by us. EF Hutton, division of Benchmark Investments, LLC, acted as the exclusive placement agent in connection with the PIPE Offering.

In connection with the PIPE Offering, we entered into a Waiver (the “Waiver”) with L1 Capital Global Opportunities Master Fund (“L1”) waiving certain provisions of the Securities Purchase Agreement, dated as of September 14, 2021 (the “2021 SPA”), by and between us and L1. Pursuant to the terms of the Waiver, L1 waived certain provisions of the 2021 SPA and in consideration thereof, we (i) issued 7,500 purchase warrants substantially similar to the Purchase Warrants issued in connection with the 2023 SPA; and (ii) paid a cash fee of $50,000 to L1.

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

Registered Offering

On September 7, 2023, we sold an aggregate 946,000 units (the “Units”) at a price of $3.00 per Unit and 54,000 pre-funded units (the “Pre-Funded Units”) at a price of $2.999 per Pre-Funded Unit, with (a) each Unit consisting of: (i) one share of common stock, par value $0.001 per share (the “Common Stock”); (ii) one Series A Warrant (the “Series A Warrant”); and (iii) one Series B Warrant. (“Series B Warrant,” together with Series A Warrant, the “Warrants”), each Warrant to purchase one share of Common Stock at $3.00 per share (100% of the offering price per Unit); and (b) each Pre-Funded Unit consisting of: (i) one pre-funded warrant (the “Pre-Funded Warrant”) exercisable for one share of Common Stock at $0.001; (ii) one Series A Warrant; and (iii) one Series B Warrant, identical to the Warrants in the Unit. The Warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. We received approximately $3.0 million in gross proceeds from the Offering, prior to deducting the underwriting discount and commission and other estimated offering expenses payable by us.

Pursuant to the Underwriting Agreement, we granted the Underwriter a 45-day option to purchase up to 150,000 shares of Common Stock and/or Pre-Funded Warrants to purchase 150,000 shares of Common Stock and/or Warrants to purchase 150,000 shares of Common Stock to cover over-allotments.

The Underwriting Agreement contains customary representations and warranties by us, conditions to closing, indemnification obligations of our Company and the underwriters, “lock-up” agreements where we and each officers, directors and 5% shareholders of our Company have agreed with the Underwriter not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of our Common Stock or securities convertible into Common Stock for a period of 90 days from the commencement of sale under the final prospectus relating to the Offering.

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

On September 21, 2023, we received a compliance letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that the closing bid price of our common stock has been at $1.00 per share or greater for the last 10 consecutive business days and thus we have regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

Reverse Stock Split

On June 23, 2023, our Board and shareholders approved the granting of authority to the Board to amend our articles of incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock, by a ratio of no less than 1-for-2 and no more than 1-for-20, with the exact ratio to be determined by the Board in its sole discretion, and with such reverse stock split to be effective at such time and date, if at all, as determined by the Board in its sole discretion. On September 7, 2023, our Board effected a 1-for-20 reverse stock split in connection with the continued listing of our common stock on Nasdaq.

The reverse stock split will not have any impact on the number of authorized shares of common stock, which shall remain at 500,000,000 shares.

Entry into a Securities Purchase Agreement with Generating Alpha

On November 9, 2023, we entered into a Securities Purchase Agreement (the “Alpha SPA”) with Generating Alpha Ltd., a Saint Kitts and Nevis Corporation (the “Investor”) pursuant to which we have agreed to sell two convertible promissory notes (each, a “Note” and collectively, the “Notes”), with each Note having an initial principal amount of $4,000,000, for a price of $3,640,000 per Note. In connection with the purchase and sale of the Notes, we have agreed to issue to the Investor warrants (each, a “Warrant” and collectively, the “Warrants”) to acquire a total of 3,028,146 shares of our common stock.

EF Hutton, division of Benchmark Investment, LLC, is acting as placement agent for the financing.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

Revenue

Revenue for the three months ended September 30, 2023 was $970,237, compared to revenue of $1,484,958 during the three months ended September 30, 2022, representing a decrease of $514,721 or 34.7%.

Animation revenue for the three months ended September 30, 2023 was $734,535, compared to animation revenue of $1,419,153 during the three months ended September 30, 2022, representing a decrease of $684,618 or 48.2%. The decrease in animation revenue is primarily attributable to a smaller number of animation projects currently in production as compared to the prior year period.

Web filtering revenue for the three months ended September 30, 2023 was $94,924, compared to web filtering revenue of $63,234 during the three months ended September 30, 2022, representing an increase of $31,690 or 50.1%. The increase is primarily due to an increase in organic sales growth and the timing of contract renewals.

Publication revenue for the three months ended September 30, 2023 was $101,403, compared to $2,321 for the three months ended September 30, 2022, representing an increase of $99,082. Publishing revenues were generated from the sales of graphic novels, preschool books, and other published content.

Other revenue for the three months ended September 30, 2023 was $39,375 compared to other revenue of $250 during the three months ended September 30, 2022, representing an increase of $39,125. Other revenue corresponds to ecommerce sales, commercial services, and subscription and/or advertising revenue from the Grom Social mobile app. The increase in other revenue is primarily attributable to commercial services rendered by Curiosity.

No revenue was generated from sales of our produced and licensed content during either of the three months ended September 30, 2023 and 2022.

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

Gross profit for the three months ended September 30, 2023 and 2022 were $310,317, or 32.0%, and $572,948, or 38.6%, respectively. The decrease in gross profit is primarily attributable to the decrease in our animation revenues and absorption of certain fixed overhead expenses against reduced revenue levels.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $2,294,368, compared to operating expenses of $2,271,398 during the three months ended September 30, 2022, representing a nominal increase of $22,970 or 1.0%.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, investor relations, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $1,948,773 for the three months ended September 30, 2023, compared to $1,952,670 for the three months ended September 30, 2022, representing an increase of $3,897 or 0.2%.

Professional fees are comprised of accounting and compliance services, legal services, and certain other advisory and consultancy fees. Professional fees were $202,656 for the three months ended September 30, 2023, compared to $259,142 for the three months ended September 30, 2022, representing a decrease of $56,486 or 21.8%. The decrease is largely attributable to the reduction of number of consulting professionals engaged during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Depreciation and amortization included in operating expenses was $142,939 for the three months ended September 30, 2023, compared to $59,586 for the three months ended September 30, 2022, representing an increase of $83,353 or 139.9%. The increase is primarily attributable to the amortization of capitalized costs from the development of our Santa.com ecommerce website and prepublication costs from our graphic novels and other published content.

Other Income (Expense)

Net other expense for the three months ended September 30, 2023 was $9,990, compared to a net other expense of $407,791 for the three months ended September 30, 2022, representing a decrease of $397,801 or 97.6%. The decrease in other expense is primarily attributable to the recognition of certain unrealized losses on the revaluation of derivatives, and realized losses on the settlement of derivative liabilities during the three months ended September 30, 2022, compared to no such activity during the three months ended September 30, 2023.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $11,117 for the three months ended September 30, 2023, compared to $366,840 during the three months ended September 30, 2022, representing a decrease of $355,723 or 97.0%. The decrease is primarily attributable to the recognition of less amortization of debt discounts and less interest expense resulting from lower principal balances on convertible notes principal during the three months ended September 30, 2023.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $2,031,621, or $3.00 per share, for the three months ended September 30, 2023, compared to a net loss attributable to common stockholders of $2,196,958, or $61.27 per share, during the three months ended September 30, 2022, representing a decrease in net loss attributable to common stockholders of $165,337 or 7.5%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Revenue

Revenue for the nine months ended September 30, 2023 was $3,126,378, compared to revenue of $3,855,665 during the nine months ended September 30, 2022, representing a decrease of $729,287 or 18.9%.

Animation revenue for the nine months ended September 30, 2023 was $2,607,352, compared to animation revenue of $3,493,732 during the nine months ended September 30, 2022, representing a decrease of $886,380 or 25.4%. The decrease in animation revenue is primarily attributable to a smaller number of animation projects currently in production as compared to the prior year period.

Web filtering revenue for the nine months ended September 30, 2023 was $302,308 compared to web filtering revenue of $358,950 during the nine months ended September 30, 2022, representing a decrease of $56,642 or 15.8%. The decrease is primarily due to a decline in organic sales growth and the timing of contract renewals.

Publication revenue for the nine months ended September 30, 2023 was $111,504, compared to $2,321 for the nine months ended September 30, 2022, representing an increase of $109,183. Publishing revenues were generated from the sales of graphic novels, preschool books, and other published content.

Other revenue for the nine months ended September 30, 2023 was $105,214 compared to other revenue of $662 during the nine months ended September 30, 2022, representing an increase of $104,552. Other revenue corresponds to ecommerce sales, commercial services, and subscription and/or advertising revenue from the Grom Social mobile app. The increase in other revenue is primarily attributable to commercial services rendered by Curiosity.

No revenue was generated from sales of our produced and licensed content during either of the nine months ended September 30, 2023 and 2022.

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

Gross profit for the nine months ended September 30, 2023 and 2022 were $1,076,752, or 34.4%, and $1,079,247, or 28.0%, respectively. The increase in gross profit is primarily attributable to improved contract margins in our animation business and lower fixed overhead expenses being absorbed against reduced revenue levels.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $7,151,979, compared to operating expenses of $6,577,533 during the nine months ended September 30, 2022, representing an increase of $574,446 or 8.7%. The increase is primarily attributable to an increase in selling, general and administrative costs and depreciation and amortization expense during the nine months ended September 30, 2023 as described below.

Selling, general and administrative are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, investor relations, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $5,885,871 for the nine months ended September 30, 2023, compared to $5,426,185 for the nine months ended September 30, 2022, representing an increase of $459,686 or 8.5%. The increase is primarily attributable to higher costs associated with the development of our mobile app and original content properties realized during the nine months ended September 30, 2023.

Professional fees are comprised of accounting and compliance services, legal services, and certain other advisory and consultancy fees. Professional fees were $817,971 for the nine months ended September 30, 2023, compared to $963,149 for the nine months ended September 30, 2022, representing a decrease of $145,178 or 15.1%. The decrease is largely attributable to the reduction of number of consulting professionals engaged and a decrease in accounting fees realized by during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we completed the post-acquisition audit of the financial statements for Curiosity.

Depreciation and amortization included in operating expenses was $448,137 for the nine months ended September 30, 2023, compared to $188,199 for the nine months ended September 30, 2022, representing an increase of $259,938 or 138.1%. The increase is primarily attributable to the amortization of capitalized costs from the development of our Santa.com ecommerce website and prepublication costs from our graphic novels and other published content.

Other Income (Expense)

Net other expense for the nine months ended September 30, 2023 was $513,055, compared to a net other expense of $3,263,780 for the nine months ended September 30, 2022, representing a decrease of $2,750,725 or 84.3%. The decrease in net other expense is primarily attributable reduced interest expense realized from the amortization or write offs of debt discounts on convertible notes due to conversions, and from the recognition of a derivative liability.

Interest expense is comprised of interest incurred on our convertible notes and from the amortization of note discounts. Interest expense was $512,206 for the nine months ended September 30, 2023, compared to $3,312,370 during the nine months ended September 30, 2022, representing a decrease of $2,800,164 or 84.5%. In January 2023, we recognized $350,039 in interest expense for the warrants issued to L1 Capital in exchange for the Waiver (see PIPE Offering and Related Waiver above). In May 2022, we recognized interest expense of $1,052,350 related to the fair value of a derivative liability resulting from our second tranche of convertible notes issued to L1 Capital.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $6,761,311, or $13.74 per share, for the nine months ended September 30, 2023, compared to a net loss attributable to common stockholders of $9,045,980, or $299.15 per share, during the nine months ended September 30, 2022, representing a decrease in net loss attributable to common stockholders of $2,284,869 or 25.3%.

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents of $2,469,293.

Net cash used in operating activities for the nine months ended September 30, 2023 was $5,863,858, compared to net cash used in operating activities of $5,432,002 during the nine months ended September 30, 2022, representing an increase in cash used of $430,035, primarily due to the increase in our loss from operations and the change in our operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2023 was $18,790, compared to net cash used in investing activities of $71,215 during the nine months ended September 30, 2022 representing a decrease in cash used of $52,425. This decrease is a reduction in capital expenditures, most notably made by our animation studio in Manilla, Philippines from the six-month period ended September 30, 2022.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $4,469,758, compared to net cash provided by financing activities of $223,100 for the nine months ended September 30, 2022, representing an increase in cash provided of $4,246,658. The primary reason for the increase is attributable to our public and private equity offerings during the nine months ended September 30, 2023.

Our primary sources of cash from financing activities during the nine months ended September 30, 2023 were attributable to $4,921,693 in net proceeds from the PIPE Offering, the Registered Offering, and stock purchase warrant exercises, as compared to $1,444,000 in proceeds from second tranche of convertible notes issued to L1 Capital during the nine months ended September 30, 2022. These sources of cash were offset, in part, by the repayment of convertible notes and loans payable of $451,935 during the nine months ended September 30, 2023, as compared to the repayment of convertible notes and loans payable of $146,831 and cash settlement of a derivative liability of $1,074,069 in accordance with note conversions during the nine months ended September 30, 2022.

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

During the three and nine months ended September 30, 2023, there were no significant changes to the critical accounting estimates disclosed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023, the end of the period covered by this Quarterly Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Underwriting Agreement dated September 7, 2023 by and between Grom Social Enterprises, Inc. and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2023)
10.2	Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2023)
10.3	Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2023)
10.4	Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2023)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32**	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_______________________

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2023	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

