Form 10-K
period 2023-12-31
Grom Social Enterprises, Inc.
filed 2024-04-16
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,793,525.

As of April 11, 2024, there were 8,924,686 shares of the registrant’s common stock outstanding.

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

On August 17, 2017, we acquired Grom Holdings, Inc., a Delaware corporation (“GHLD”), pursuant to a share exchange agreement (the “Share Exchange Agreement”) entered into on May 15, 2017 (the “Share Exchange”). In connection with the Share Exchange, the Company acquired 100% of the outstanding shares of capital stock of GHLD from GHLD’ stockholders in exchange for an aggregate of 5,774 shares of common stock, par value $0.001 per share, of the Company. As a result of the Share Exchange, the stockholders of GHLD acquired approximately 92% of the Company’s then-issued and outstanding shares of common stock and GHLD became a wholly-owned subsidiary of the Company. In connection with the Share Exchange, on August 17, 2017, we changed our name to Grom Social Enterprises, Inc. (“GROM”, or the “Company”).

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We conduct our business through our following subsidiaries:

•	Grom Social, Inc. (“GSOC”), incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TDH”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“TDAHK”), and (ii) Top Draw Animation, Inc., a Philippines corporation (“Top Draw”). The group’s principal activities are the production of animated films and television series.

•	Grom Educational Services, Inc. (“GEDU”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNUT”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 5, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

We own 100% of each of GSOC, TDH, GEDU and GNUT, and 80% of CIM.

We have three reportable business segments: Animation, which includes TDH; Original Content, which includes CIM; and Social & Technology, which includes GSOC and GEDU.

Grom Social, Inc. (GSOC)

Grom Social, Inc. is a media company that manages a social mobile application (“app”) platform designed for kids under the age of 13 – who are barred by law from using social media apps without parental consent – and provides a fully secure social media environment that invites parents and caregivers of users in to play an active role in keeping kids safe from common internet dangers while educating them about the importance of digital safety.

Derived from an Australian surfing term, the word “Grom” is defined as a promising young individual who is eager to learn. The name is perfect for helping young consumers surf digital media, many for the first time. The word also has a powerful meaning for GSOC’s founders, the Marks family. Zach Marks, who conceived a kids-only web destination in 2012 after his parents deleted his Facebook account, which he gained without his parents’ knowledge or permission; Darren Marks, GROM’s CEO, who saw the need for safe social media from a parent’s perspective; and Caroline Marks, a US Olympian – and eldest daughter of the Marks family, who’s early experiences of being bullied on social media underscored the growing need to protect kids online.

Fun and safety are the centerpieces of the Grom Social experience. A fully functional user account can only be created by a parent or caregiver, who must be verified through a thorough confirmation process. If a child enrolls without parental verification, that user will have very little access to the app’s functionality with no ability to engage with other users. GSOC defines a "user" as any child under the age of 13 who downloads the Grom Social app from a mobile app store, any parent who registers for a Grom Social account, and any student or faculty who uses our NetSpective web filtering platform.

Monthly active users (“MAUs”) is a usage metric that reveals the total number of users who visit all of our platforms within 30 days. As of March 1, 2024, there were approximately 1,550 MAUs on the Grom Social platform. Based on statistics provided by our internal data metric system and an additional tool, Count.ly (which is hosted and managed by our company's servers), the average online duration of users logged onto (time spent) on the Grom Social platform was approximately 3.5 minutes.

In May 2019, our Grom Social app for both Apple Store and Google Play Store was approved within each platform’s family designated section. The Apple Store markets iPhone operating system (“IOS”) applications for download solely on Apple devices. The Google Play Store markets applications for download on Android devices.

The Grom Social app is a platform where kids under the age of 13 can:

•	Record videos of themselves using custom 3D avatars that only Grom offers, and post, utilizing enhanced facial and apparel characteristics, and augmented reality (“AR”) filters and masks while doing so.

•	Upload videos compliant with the Children’s Online Privacy Protection Act (COPPA).

•	View exclusive, and curated, user-generated content to provide only safe and educational content for children.

•	Communicate with users and parents regardless of where they may be navigating on the Grom Social app. This feature eliminates the need to leave the section of the app in which they are engaged.

GSOC has established the following safeguards and procedures which we believe will ensure our Grom Social platform is a safe place for children:

•	Account Approval: We have account creation procedures to help ensure that only children under the age of 13 can create an account. If a child submits a request to open an account on the Grom Social app, we send an email notification to his or her parents that their child has applied to create a Grom Social account. If the child’s parents approve, they may submit a video recording with consent consistent with approved COPPA guidelines, the account is opened. If a parent’s approval is not expressed, the account will not be opened, and the child will have limited access to the Grom Social app.

•	Parental Involvement: By requiring parental approval for a child to open an account and to interact with other users on the Grom Social platform, we hope to invite, promote, and encourage all caregivers to stay actively involved in their child’s activity on the app. Further, we believe that parental involvement provides us with the ability to market products and services to parents if they elect to receive separate communications from GSOC.

•	Digital Citizenship Educational Content: Children are presented with pop-up messages and suggestions throughout the app on good digital citizenship practices to promote positive online behavior and learn the basics of becoming a positive digital citizen. Users are rewarded with achievements for demonstrating exemplary online conduct, and the app features a comprehensive reward system to incentivize positive interactions. For example, when users exhibit kindness in their online engagements and while interacting with others' posts on the platform, they earn rewards. This system celebrates users for their positive digital footprint and fosters a community of respect and understanding on the platform.

•	Limited Data Collection of Child and Parent: No digital profiles will be built for children or parents. The information we collect is for analytical data only and is limited to parent email, birthdate, gender, and country locations. GSOC will never use a child’s personal information for profit.

•	Content Monitoring: Our platform employs sophisticated software that utilizes standard "keyword" filter technology to meticulously monitor posts for inappropriate content. This ensures that any post containing offensive material is intercepted before it becomes visible on the platform, with the user receiving a warning about the unacceptable content. Additionally, every comment, video post, or public action on the Grom Social app undergoes a thorough review by our algorithms and dedicated GSOC staff monitors. Should any content fail to meet our community guidelines, it will not be approved, and the child’s parent will be promptly notified through the Grom Social parent app, complete with a detailed explanation of the incident. This dual-layered approach of content monitoring and direct parental involvement not only promotes social responsibility and digital citizenship but also serves as an educational opportunity. We are committed to maintaining a safe and respectful community, resorting to user bans only if necessary to address persistent issues. Through these measures, we aim to foster a digital environment where positive interactions flourish.

•	Anti-bullying: We have software that monitors the Grom Social app for bullying. In addition to monitoring the interaction between children on the app, we also post messages that strongly emphasize anti-bullying and actively promote social responsibility and digital citizenship. Additionally, our platform has received the “KidSafe Seal of Approval” from KidSafe, an independent safety certification service, and seal-of-approval program designed exclusively for children-friendly websites and technologies, including online game sites, educational services, virtual worlds, social networks, mobile apps, tablet devices, connected toys, and other similar online and interactive services.

•	Use of “Gromatars”: On the Grom Social platform, children express their creativity and identity through 3D animated videos known as "Gromatars." These vibrant avatars serve as a digital persona, allowing kids to engage with the community without revealing their real-life identity. Featured prominently on a user's home screen and visible in interactions such as comments and likes, Gromatars are the heart of a child's presence on the app. With over 200 customization options including head shape, eye and nose types, hairstyles, ear shapes, skin tones, and a plethora of accessories and backgrounds, children have the freedom to craft a Gromatar that truly reflects their personality and style. This innovative approach not only enhances the fun and interactivity of the platform but also fosters a safe and imaginative environment for kids to connect and share.

These safeguards and procedures are a critical component of our business model. We believe that children are increasingly accessing the internet at younger ages and therefore the need for safe, age-appropriate platforms for younger children to browse and interact with other children is increasing. According to recent statistics published in December 2023 on Stasista.com:

•	68% of pre-teens were using social media applications.

•	Overall, 42% of respondents aged 11 to 12 years were using TikTok, 31% were using Snapchat.

According to recent statistics on GuardChild.com:

•	88% of teens have seen someone be mean or cruel to another person on a social networking site.

•	70% of children have accidentally encountered online pornography

•	90% of children from 8 to 16 years old have seen online pornography

•	65% of children from 8 to 14 years old have been involved in a cyber-bullying incident

The Grom Social app is a dynamic platform tailored for children, blending engaging features with stringent safety measures to create a digital space that mirrors the sophisticated social networks used by adults, yet remains secure within a child-friendly ecosystem. The app boasts an array of functionalities, including:

•	Video Recordings with AR Filters and Effects: Kids can unleash their creativity, making videos that sparkle with fun filters and effects, akin to the experiences on Snapchat and Instagram.
•	Customizable Profiles: Users can personalize their space with custom colors and their unique 3D Gromatar avatars, adding a personal touch to their digital presence.
•	Video Sharing with Music: Echoing TikTok's format, children can upload their videos set to a variety of music tracks, allowing for endless creative expression.
•	Search and Discovery: With an intuitive search function, hashtags, and mentions, discovering new content and friends is easy and exciting.
•	Engagement Features: Users can like, comment on, and share content, enhancing interaction and community spirit.
•	Notifications: Keeps users informed about interactions and updates, ensuring they stay connected.
•	Extensive AR Filters: A vast selection of AR filters enriches user videos, offering playful and imaginative ways to express themselves.
•	Direct Messaging: Allows for private conversations, fostering friendships within a protected environment.

Equipped with these features and robust safety permissions, GSOC provides children with a comprehensive social platform. It's a safe, controlled environment where kids can explore, create, and connect, enjoying the best aspects of social media adapted to suit their needs and protect their well-being.

According to a survey released on March 9, 2022 by Common Sense Media, a nonprofit that tracks young people’s tech habits reports, on average, 8- to 12-year-olds use about five and a half hours of screen media per day. From 2019 to 2021, daily screen media consumption increased from 4 hours and 44 minutes to 5 hours and 33 minutes for tweens, and from 7 hours and 22 minutes to 8 hours and 39 minutes for teenagers. This rise over two years represents a significantly quicker pace than the growth observed over the prior four years. Thirty-eight percent of tweens are now using social media, an increase from 31% in 2019, and almost one in five (18%) report using social media daily, a rise of 5 percentage points since 2019.

TD Holdings Limited and Subsidiaries (TDH)

TDH is a holding company that operates through its two wholly-owned subsidiaries (i) TDAHK and (ii) TDAM. Based in Manila, Philippines, the group’s principal activities are the production of animated television series and movies. TDAHK, which owns our animation studio in Manila, Philippines, contracts with third parties for the production of animated television series and movies. Through an intercompany agreement, TDA then does the production work at our studio in Manila, Philippines.

TDA is a full-service production and pre-production animation studio working with a diverse roster of global clients. It specializes in providing two-dimensional digital production services for animated television series and movies on a contract basis or under co-production arrangements.

TDA’s pre-production services include planning and creating storyboards, location design, model and props design, background color and color styling. Its production services focus on library creation, digital asset management, animation layout, background, library development, background layout scene assembly, posing, animation, composting and after-effects. TDA currently provides services to high-profile brands and properties, as well as all-new, original intellectual properties. Its studio produces over 200 half-hour segments of animated content annually which we believe makes it one of the top global producers of animation for television worldwide.

The following table depicts some of TDA’s recent notable projects:

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

Grom Educational Services, Inc. (GEDU)

On January 2, 2017, we acquired certain assets including internet content filtering software called NetSpective Webfilter from TeleMate.net and formed GEDU. Since inception, we have sold hardware and/or subscriptions for web filtering software to thousands of schools with more than 4,000,000 children in attendance. Clients pay for hardware within 30 days of delivery and in advance for filtering service ranging between one to five years. We offer a proprietary digital citizenship program that assists K-12 schools in the United States to comply with The Children's Internet Protection Act (“CIPA”) requirements. CIPA requirements include the use internet content filters and implementation of other protective measures to prevent children from exposure to harmful online content.

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

Grom Nutritional Services, Inc. (GNUT)

GNUT was formed with the intention of developing, marketing and distributing nutritional supplement beverages to children to support the healthy development of neurological structure and intellectual development of cognitive skills. We initially intend to market and distribute nutritional based supplements to our user base of children and their parents, then subsequently expand our marketing efforts to the wholesale/retail grocery, convenience, and big box sectors. GNUT had no operations since its inception, but the Company is exploring partnerships.

Curiosity Ink Media, LLC (CIM)

On August 19, 2021, we acquired 80% of the outstanding membership interest of CIM, a kids and family original content and media company that focuses on building and managing entertainment brands and franchises. Specializing in revitalizing lapsed and underutilized properties, CIM reimagines beloved properties by strategically defining their strengths to ensure their continued growth and legacy. CIM leverages its creative talent, established media distribution networks, and industry connections to market proven media properties through strategic licensing agreements, partnerships, and original content creation.

Acquisition Strategy

Our acquisition strategy is to acquire synergistic companies, products or intellectual property that will help grow our Grom Social user base and operate profitably as both a stand-alone enterprise as well as enhance Grom’s overall monetization strategy.

Acquisition of TD Holdings Limited and Subsidiaries

On July 1, 2016, we entered into a share sale agreement (the “TDH Share Sale Agreement”) for the acquisition of 100% of the capital stock of TD Holdings for which we paid $4,000,000 in cash, issued a 5% secured promissory note in the principal amount of $4,000,000 which originally matured on July 1, 2018 (the “TDH Note”), and 384 shares of our common stock valued at $4,240,000, or approximately $11,041.67 per share, to the selling shareholders of TDH (“TDH Sellers”). The TDH Share Sale Agreement was subsequently amended and on August 18, 2021, the Company paid the holders of the TDH Notes an aggregate of $834,760, representing all remaining amounts due and payable under the TDH Note.

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

Acquisition of Curiosity Ink Media LLC

On August 19, 2021, we acquired 80% of the outstanding membership interest of Curiosity Ink Media LLC, a Delaware limited liability company (“CIM”) pursuant to a membership interest purchase agreement (the “CIM MIPA”). Under the terms of the CIM MIPA, we issued an aggregate of 1,771,883 shares of the Company’s common stock to the Sellers, pro rata to their membership interests immediately prior to the closing of the Acquisition. The shares were valued at $2.82 per share which represents the 20-day volume-weighted average price of the Company’s common stock on August 19, 2021.

Additionally, the Company also paid $400,000 and issued an 8% eighteen-month convertible promissory note in the principal amount $278,000 (the “Note”) to pay-down and refinance certain outstanding loans and advances previously made to CIM by Russell Hicks and Brett Watts, members of CIM.

Under the terms of the purchase agreement, the Note is convertible into shares of common stock of the Company at a conversion price of $98.40 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Note may be prepaid at any time, in whole or in part. The Note is subordinated to the Company’s senior indebtedness.

The Sellers also have the ability to earn up to $17,500,000 (payable 50% in cash and 50% in stock) upon the achievement of certain performance milestones as of December 31, 2025.

Business Strategy

We hope to grow our business through a combination of marketing initiatives and synergistic acquisitions in an effort to increase our Grom Social platform user base to a large enough size to enable us to attract advertisers and paid users for our premium content. However, there can be no assurance that our strategy will be successful or that our revenues will increase as a result of our business strategies.

Our Growth Strategy

Our current growth strategy is as follows:

•	Increase Size of Grom Social’s User Base. Comparable to other successful media companies, we believe the key strategy to our future success starts with growing our audience. Although the revenue from the Grom Social app is currently nominal, we believe that as we grow our audience, we can simultaneously build a revenue-generating opportunity for marketers and sponsors to connect with the important demographic of kids under the age of 13.

•	Expand Core Products. We manage our brands through strategic product development initiatives, including introducing new products and modifying our existing intellectual property. Our marketing team and development teams strive to develop enhanced products to offer added technological, aesthetic and functional improvements to our portfolio of products.

•	Pursue Strategic Acquisitions. We supplement our internal growth with strategic and synergistic acquisitions.

Competition

GSOC operates in a dynamic and competitive landscape of innovation and rapidly evolving technologies. For kids under 13, there are limited opportunities for social media as most other apps, including Facebook, YouTube, Twitter, Google, Snapchat, and TikTok, require parental consent to use. Each presents a wide array of internet products, services, and content vying for our users' attention and spending. These tech giants, with their extensive resources and vast user bases, represent a broad spectrum of competition, from social networking platforms to video sharing and content creation services.

Despite the intense competition from these established and well-funded entities, GSOC also navigates a competitive field with smaller internet companies. These companies, including Video Star, Zigazoo, and Lego Life, offer niche products and services that directly compete with our target users. As we venture into new services and products and as our existing offerings evolve, we anticipate facing additional competitors. This could include companies replicating our range of capabilities, developing competing applications, especially in mobile and social communications, and entities focusing on web and mobile-based entertainment designed to captivate our target audience.

Nonetheless, GSOC distinguishes itself with unique features that we believe not only set us apart from our competitors but also provide a competitive edge specifically tailored to our target market:

•	Safe and Controlled Environment for Children: Our platform offers a social media experience within a secure framework, ensuring a protective atmosphere for young users.

•	Parental Involvement and Oversight: We emphasize and facilitate active parental engagement in monitoring and guiding their children's online activities.

•	Content By and For Kids: Our platform prides itself on producing relatable and engaging content created with the direct input and participation of children, resonating deeply with our audience.

•	Secure Registration Process: We have crafted a registration mechanism that ensures the safe onboarding of children, adhering to the highest standards of online safety.

•	Live Monitoring and Content Filtering: Our platform is monitored in real-time by trained professionals, complemented by advanced filtering software to safeguard against inappropriate content, offering a layer of protection unmatched by other social networking sites accessible to children.

•	COPPA-Compliant Features: We stand out as the only COPPA-compliant app offering an array of interactive features such as live commenting, hashtags, streaming video content, and the capability for users to record and share videos.

GSOC embodies a pioneering social media platform that integrates custom video editing, educational resources, social interaction, and exclusive content. We offer global connectivity and group collaboration, encouraging the creation of new content and activities based on user behavior. This comprehensive approach positions GSOC as a unique and innovative choice within the competitive digital landscape for young users.

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

Grom Educational Services, Inc.

We believe our primary competitors for web filtering products and services are iBoss, Lightspeed, Linewize, Go Guardian and Securly. There are other large companies that offer web filtering products including Forcepoint (Websense), Bluecoat, Symantec, Palo Alto Networks, Barracuda and Cisco. However, we believe these companies are enterprise focused whereby they sell numerous products with web filtering representing a minimal component of their portfolio.

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

Additionally, our K-12 NetSpective web filter public school clients are subject to CIPA, which was enacted by Congress in 2000 to address concerns about children's access to obscene or harmful content over the internet. CIPA imposes certain requirements on schools or libraries that receive discounts for internet access or internal connections through the E-rate program – a program that makes certain communications services and products more affordable for eligible schools and libraries. In early 2001, the FCC issued rules implementing CIPA and provided updates to those rules in 2011.

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

Trademarks

We currently own seven trademarks as follows:

Country	Mark	Status	Class	Serial Number	Filing Date	Registration Number	Registration Date	Owner Name	Expiration Date
US	GROM	Registered	009	85808178	12/20/2012	4464931	01/14/2014	Grom Social, Inc.	01/14/2034
US	GROM SKATE	Registered	009, 041	90530702	2/16/2021	6626893	1/25/2022	Grom Social, Inc.	01/25/2028
US	GROM SOCIAL AND DESIGN	Registered	042, 045	88256892	01/10/2019	6217313	12/08/2020	Grom Social Enterprises Inc.	12/08/2026
US	GROM NAME LOGO	Registered		97884724	04/12/2023	N/A	N/A	Grom Social Enterprises, Inc.	N/A
US	MAKING HAPPY HAPPEN	Pending	035, 041	97591379	09/14/2022	N/A	N/A	Grom Social Enterprises, Inc.	N/A
US	MAMABEAR	Registered	009	85631796	05/22/2012	4351472	06/11/2023	Grom Holdings Inc.	06/11/2033
US	TECHTOPIA	Registered	009	86346608	07/24/2014	4820748	09/29/2015	Grom Social, Inc.	09/29/2025

Copyrights

We currently own thirteen copyrights as follows:

Title	Claimant	Filing Date	Registration Number	Registration Date
CoCo	Grom Social Enterprises, Inc.	05/03/2022	VA 2-302-486	05/03/2022
Drone 2	Grom Social Enterprises, Inc.	05/03/2022	VA 2-302-307	05/03/2022
Drone 3	Grom Social Enterprises, Inc.	05/03/2022	VA 2-302-305	05/03/2022
Grom Social Characters	Grom Social, Inc.	07/20/2012	VA 1-861-879	07/20/2012
Grom Social Characters – Fall 2015	Grom Social, Inc.	01/12/2016	VA 2-000-079	01/12/2016
Hall	Grom Social Enterprises, Inc.	02/24/2022	VA 2-294-237	04/06/2022
Noswad	Grom Social, Inc.	04/09/2014	VAu 1-171-758	04/09/2014
Ollie	Grom Social, Inc.	03/11/2014	VAu 1-160-606	03/11/2014
Santa Claus	Grom Social Enterprises, Inc.	02/24/2022	VA 2-294-243	04/06/2022
Santa.com North Pole	Grom Social, Inc.	02/24/2022	VA 2-293-035	04/06/2022
Santa.com Screenplay	Curiosity Ink Media, LLC	03/11/2024	Pau 4-217-147	03/22/2024
YoYo	Grom Social Enterprises, Inc.	05/03/2022	VA 2-302-477	05/03/2022
Herbert Henry and Santa’s Secret Society	Curiosity Ink Media, LLC	11/28/2018	TX0008682635	03/05/2019

Employees

As of April 11, 2024, the Company had 18 full-time employees, 3 part-time employees and 2 independent contractors in the United States and 68 full-time employees and 37 part-time and 198 contracted employees in the Philippines.

ITEM 1A. RISK FACTORS

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

On a consolidated basis, we have incurred significant operating losses since inception. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2023, we have an accumulated deficit of $96.7 million.

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

The size of our user base and our users’ level of engagement are critical to our success. We have over 28 million Grom Social users under the age of 13 and an almost equal number of parents in our database as of October 2022. Our future financial performance will be significantly determined by our success in adding, retaining, and engaging users. We define a “user” as any child under the age of 13 who joins Grom Social through the website or downloads the Grom Social app from a mobile app store, and any parent who joins Grom Social and any student or faculty that uses our NetSpective web filtering platform. If people do not perceive our site and the content that we offer to be enjoyable, engaging, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their interaction on our website. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A decrease in user retention, growth, or engagement could render us less attractive to developers and advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect our ability to attract and retain user and to increase their engagement on the website, including, if:

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

Although we report our results of operations in U.S. dollars, approximately 84% of our revenue is currently denominated in foreign currencies. We do not hedge against currency fluctuations and unfavorable fluctuations in foreign currency exchange rates. Such fluctuations could have a material adverse effect on our results of operations.

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

During the year ended December 31, 2023, Top Draw accounted for approximately 84% of our consolidated revenue. During the same period, three of Top Draw’s clients accounted for approximately 77% of our consolidated revenue. Although the relative percentages by client may change from quarter to quarter, the reliance upon a limited number of clients is not expected to change for the foreseeable future. As a result, a decrease in business or revenue from any one or more of these key clients could materially negatively impact Top Draw’s and our revenue, results of operation, and financial condition.

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

In the event that our common stock is delisted from Nasdaq due to our failure to continue to comply with any requirement for continued listing on Nasdaq, and is not eligible for quotation on another market or exchange, trading of our common stock could, again, be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Pink or the OTCQB tiers of the OTC marketplace. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard.”

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

Our authorized capital stock includes 25,000,000 shares of preferred stock, of which 2,000,000 shares are designated as Series A Stock, 10,000,000 shares are designated as Series B Stock, and 10,000,000 shares are designated as Series C Stock. As of April 11, 2024, no shares of our Series A Stock or Series B Stock, and 9,234,309 shares of Series C Stock, are issued and outstanding. The holders of our outstanding shares of Series C Stock may at any time, after the 6-month anniversary of the issuance of their shares of Series C Stock, convert such shares into shares of our common stock at a conversion price equal to $1,152.00. In addition, the Company may, at any time, require conversion of all or any of the Series C Stock then outstanding at a conversion price equal to $1,152.00. The conversion of shares of our Series C Stock will dilute your interests. If all of the shares of our Series C Stock were converted, we would have 8,023 additional shares of common stock issued and outstanding, which, based on the 8,924,686 shares outstanding as of April 11, 2024, would represent approximately 0.1% of our shares of common stock outstanding, if all of the shares of our Series C Stock were converted.

In addition, the holders of shares of our Series C Stock vote together as a single class with the holders of shares of our common stock, with each share entitling the holder to 1.5625 votes per share. Therefore, as of April 11, 2024, the holders of our 9,234,309 shares of Series C Stock, have an aggregate of approximately 14,442,671 votes, representing approximately 61.8% of our voting power.

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

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock constitute a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

•	variations in our revenues and operating expenses;

•	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	developments in the financial markets and worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the government relating to regulations that govern our industry;

•	sales of our common stock or other securities by us or in the open market;

•	changes in the market valuations of other comparable companies; and

•	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 pandemic, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to functional controls and segregation of duties. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

We are subject to Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, in connection with, PCAOB AS 2201 which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and concluded that our internal controls and procedures were not effective.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

We regularly review our cybersecurity defenses to assess our vulnerability to cybersecurity attacks from viruses, malware and more sophisticated and targeted cyber-related attacks such as hackers looking to demand ransomware or access our systems to obtain information and data, as well as our vulnerability to cybersecurity failures resulting from human error and technological errors. We rely upon internal IT personnel working in conjunction with specialized outside security consultants on a day-to-day basis to conduct reviews and upgrade our systems when determined to be necessary.

Our overall strategy in combatting cybersecurity risks includes a variety of measures, including:

•	the use of antivirus software, virtual private networks, email security, as well as other software and system-wide measures such as multi-factor authorization to prevent and detect data intrusions;

•	deployment of updates and patches as they become available from our software suppliers and consultants and maintaining the current versions of major software to reduce the exposure to vulnerabilities;

•	the use of third-party services to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks;

•	the review of the security procedures used by third parties that may host or otherwise have access to our systems;

•	the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities; and consideration of the cybersecurity risks posed by interacting with current and potential third-party service providers, suppliers and customers.

We are not aware of any existent weakness in our systems or malware embedded in our systems that would materially affect, or are reasonably likely to materially affect, our operations.

Board Oversight

The Board, as a whole, has oversight responsibility for our strategic and operational risks. The Audit Committee of our Board, which is composed of all non-employee directors, is responsible for oversight of our efforts to eliminate cybersecurity risks. The Audit Committee meets regularly with our Chief Executive Officer and Chief Financial Officer and, in turn, reports its finding to the Board.

ITEM 2. PROPERTIES

We lease approximately 2,100 square feet of office space as our principal executive offices in Boca Raton, Florida for approximately $4,000 per month on a month-to-month basis. Our most recent two-year lease agreement expired on March 31, 2024.

Our animation business leases an aggregate of approximately 26,600 square feet in the West Tower of the Philippine Stock Exchange Centre in Pasig City, Manila for administration and production purposes. We currently pay approximately $20,500 per month for such space (which increases by approximately 5% per year). These leases expire in December 2027.

Our web filtering business leases approximately 1,900 square feet in Peachtree Corners, Georgia, for approximately $2,450 per month pursuant to an amended and assigned five-year lease which now expires in May 2025. The lease payments increase by approximately 3% annually.

Our original content business leases approximately 153 square feet in Calabasas, California, for approximately $1,550 per month pursuant to a one-year lease which expires in November 2024.

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

The last reported sales price of our common stock on the Nasdaq Capital Market on April 11, 2024, was $0.7198.

Holders

As of April 11, 2024, there were 439 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	347	(1)	$1,788.00	10,000,000

Equity compensation plans not approved by security holders	–		$–	–

______________

(1) Represents options to purchase an aggregate of 347 shares of common stock issued to officers and employees for services provided to the Company at an exercise price of $1,788.00.

Unregistered Sales of Equity Securities

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

The share and per share information in the following discussion reflects a reverse stock split of our outstanding common stock at a 1-for-20 ratio, effective as of September 7, 2023.

Overview

We were incorporated in the State of Florida on April 14, 2014 under the name Illumination America, Inc.

On August 17, 2017, we acquired Grom Holdings, Inc., a Delaware corporation (“GHLD”), pursuant to a share exchange agreement (the “Share Exchange Agreement”) entered into on May 15, 2017 (the “Share Exchange”). In connection with the Share Exchange, the Company acquired 100% of the outstanding shares of capital stock of GHLD from GHLD’ stockholders in exchange for an aggregate of 5,774 shares of common stock, par value $0.001 per share, of the Company. As a result of the Share Exchange, the stockholders of GHLD acquired approximately 92% of the Company’s then-issued and outstanding shares of common stock and GHLD became a wholly-owned subsidiary of the Company. In connection with the Share Exchange, on August 17, 2017, we changed our name to Grom Social Enterprises, Inc.

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We conduct our business through our following subsidiaries:

•	Grom Social, Inc. (“GSOC”), incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TDH”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“TDAHK”), and (ii) Top Draw Animation, Inc., a Philippines corporation (“TDAM”). The group’s principal activities are the production of animated films and television series.

•	Grom Educational Services, Inc. (“GEDU”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNUT”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 5, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

We own 100% of each of GSOC, TDH, GEDU and GNUT, and 80% of CIM.

We have three reportable business segments: Animation, which includes TDH; Original Content, which includes CIM; and Social & Technology, which includes GSOC and GEDU.

Recent Developments

PIPE Offering and Related Waiver

On January 25, 2023, we consummated a private investment in public equity offering (the “PIPE Offering”) pursuant to the terms of the Securities Purchase Agreement, dated January 25, 2023, as amended (the “January 2023 SPA”) that we entered into with institutional investors, in which we issued (i) 5,000 shares of common stock; (ii) 66,372 purchase warrants (the “January 2023 Purchase Warrants”) to purchase an aggregate of 116,151 shares of common stock; and (iii) 61,372 pre-funded warrants (the “January 2023 Pre-Funded Warrants”, together with the January 2023 Purchase Warrants, the “January 2023 Warrants”) to purchase an aggregate of 61,372 shares of common stock. The purchase price of each share of common stock and associated January 2023 Purchase Warrant was $45.20. The purchase price of each January 2023 Pre-Funded Warrant and associated January 2023 Purchase Warrant was $45.00. The aggregate gross proceeds of the PIPE Offering was approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by us. EF Hutton LLC (then known as EF Hutton, division of Benchmark Investments, LLC), acted as the exclusive placement agent in connection with the PIPE Offering.

In connection with the PIPE Offering, we entered into a waiver agreement (the “Waiver”) with L1 Capital Global Opportunities Master Fund (“L1”) waiving certain provisions of the Securities Purchase Agreement, dated as of September 14, 2021 (the “2021 SPA”), by and between L1 and us. Pursuant to the terms of the Waiver, L1 waived certain provisions of the 2021 SPA and in consideration thereof, we (i) issued 7,500 purchase warrants substantially similar to the January 2023 Purchase Warrants issued in connection with the January 2023 SPA; and (ii) paid a cash fee of $50,000 to L1.

Pursuant to the January 2023 SPA, we were obligated to hold a special stockholders’ meeting no later than 60 days following the date of the January 2023 SPA to solicit the approval of the issuance of the shares of common stock, January 2023 Warrants, and the shares of common stock underlying the January 2023 Warrants in compliance with the rules of The Nasdaq Stock Market LLC (without regard to any limitations on exercise set forth in the January 2023 Purchase Warrants or the January 2023 Pre-Funded Warrants). On March 27, 2023, we held a virtual special meeting of stockholders, and at the meeting, the issuance of the securities in compliance with the rules of The Nasdaq Stock Market has been approved.

In connection with the PIPE Offering, we entered into a Registration Rights Agreement with the investors, dated January 25, 2023 (the “PIPE Registration Rights Agreement”). The PIPE Registration Rights Agreement provided that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the PIPE Registration Rights Agreement) with the SEC. On February 2, 2023, we filed the registration statement, and on February 9, 2023, the registration statement was declared effective by the SEC.

September 2023 Offering

On September 7, 2023, we sold an aggregate 946,000 units (the “Units”) at a price of $3.00 per Unit and 54,000 pre-funded units (the “Pre-Funded Units”) at a price of $2.999 per Pre-Funded Unit, with (a) each Unit consisting of: (i) one share of common stock; (ii) one Series A Warrant (the “Series A Warrant”); and (iii) one Series B Warrant (the “Series B Warrant”, together with the Series A Warrant, the “September 2023 Offering Warrants”), each September 2023 Offering Warrant to purchase one share of common stock at $3.00 per share (100% of the offering price per Unit); and (b) each Pre-Funded Unit consisting of: (i) one pre-funded warrant (the “September 2023 Pre-Funded Warrant”) exercisable for one share of common stock at $0.001 per share; (ii) one Series A Warrant; and (iii) one Series B Warrant, identical to the September 2023 Offering Warrants in the Unit. The September 2023 Offering Warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The September 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. We received approximately $3.0 million in gross proceeds from the offering (the “September 2023 Offering”), prior to deducting the underwriting discount and commission and other estimated offering expenses payable by us.

Pursuant to the Underwriting Agreement, we granted the underwriters a 45-day option to purchase up to 150,000 shares of common stock and/or September 2023 Pre-Funded Warrants to purchase 150,000 shares of common stock and/or September 2023 Offering Warrants to purchase 150,000 shares of common stock to cover over-allotments.

The Underwriting Agreement contains customary representations and warranties by us, conditions to closing, indemnification obligations of us and the underwriters, “lock-up” agreements where we and each of our officers, directors and 5% shareholders have agreed with the underwriters not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of our common stock or securities convertible into common stock for a period of 90 days from the commencement of sale under the final prospectus relating to the September 2023 Offering.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On April 10, 2023, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the continued listing status of our common stock on Nasdaq, and, therefore, our listing remained fully effective. We were provided a compliance period of 180 calendar days from the date of the Notice, or until October 9, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

On September 21, 2023, we received a compliance letter from the Staff notifying us that the closing bid price of our common stock had been at $1.00 per share or greater for the last 10 consecutive business days and thus we have regained compliance with Nasdaq Listing Rule 5550(a)(2) and the matter is now closed.

On February 29, 2024, we received another deficiency letter (the “Letter”) from the Staff indicating that unless we request a hearing before the Nasdaq Hearings Panel (the “Panel”) by March 7, 2024, our securities will be delisted from the Nasdaq Capital Market based upon our non-compliance with the Minimum Bid Requirement as set forth in Nasdaq Listing Rule 5550(a)(2). The Letter specified that we are not in compliance with the Minimum Bid Requirement for continued listing on the Nasdaq Capital Market (Nasdaq Listing Rule 5550(a)(2)), as the bid price for our listed securities closed at less than $1 per share for the previous 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), as we previously implemented two reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, we are not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A).

On March 6, 2024, we requested a hearing before the Panel to appeal the determination made by the Staff, and Nasdaq has scheduled the hearing for May 2, 2024. Accordingly, the suspension of our securities has been stayed, pending the Panel’s decision.

On April 15, 2023 we received a letter from the Panel that based on our written appeal, Nasdaq has granted an extension until August 27, 2024 provided that we effect a reverse stock split no later than August 13, 2024 to regain compliance with the Minimum Bid Requirement.

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

November 2023 SPA with Generating Alpha

On November 9, 2023, we entered into a Securities Purchase Agreement (as amended on November 20, 2023 and March 11, 2024, the “November 2023 SPA”) with Generating Alpha Ltd. (“Generating Alpha”) pursuant to which we have agreed to sell two convertible promissory notes, with each note having an initial principal amount of $4,000,000, for a price of $3,640,000 per note. In connection with the purchase and sale of the notes, we have agreed to issue to Generating Alpha warrants to acquire a total of 3,028,146 shares of our common stock.

On December 21, 2023, we consummated a private placement offering (the “December 2023 Offering”) pursuant to the November 2023 SPA, as amended on November 20, 2023, with Generating Alpha for the purchase of (1) a convertible promissory note, dated December 21, 2023 and amended on March 11, 2024 (the “December 2023 Note”), having an initial principal amount of $4,000,000, (2) a common stock purchase warrant to purchase up to an aggregate of 757,036 shares of common stock at an exercise price of $1.78 per share of common stock (the “Warrant A”), and (3) a common stock purchase warrant to purchase up to an aggregate of 757,036 shares of common stock at an exercise price of $0.001 per share of common stock (the “Warrant B”, together with the Warrant A, the “December 2023 Offering Warrants”). The purchase price of the December 2023 Note was $3,640,000. The aggregate gross proceeds of the December 2023 Offering were approximately $3.6 million, before deducting fees to the placement agent and other expenses payable by us.

In connection with the November 2023 SPA, we entered into a Registration Rights Agreement, dated December 21, 2023 (the “December 2023 Registration Rights Agreement”), with Generating Alpha. The December 2023 Registration Rights Agreement provided that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the December 2023 Registration Rights Agreement) with the SEC.

On March 11, 2024, we entered into a second amendment agreement (the “Second Amendment”) to the November 2023 SPA with Generating Alpha, pursuant to which (1) the exercise price of each of the Warrant A and the Warrant C (as described in the November 2023 SPA) has been amended from $1.78 per share of common stock to $0.001 per share, and (2) we shall promptly effect a reverse stock split in the event that the closing price of our common stock falls below $0.25 per share for a period of five consecutive trading days.

In connection with the Second Amendment, we entered into an amendment to the December 2023 Note with Generating Alpha, pursuant to which in no event shall the conversion price be less than $0.25.

EF Hutton LLC is acting as placement agent for the financing.

Non-Binding Letter of Intent with Arctic7

On March 5, 2024, we signed a non-binding letter of intent to acquire Arctic7, Inc. (“Arctic7”), an emerging gaming industry service provider, through issuance of shares of our common stock. Arctic7 is currently engaged in the business of providing full game development, co-development, transmedia and virtual production services to its customers and partners.

March 2024 SPA with Generating Alpha

On March 11, 2024, we entered into a Securities Purchase Agreement (the “March 2024 SPA”) with Generating Alpha pursuant to which we have agreed to issue and sell to Generating Alpha from time to time up to $25 million of common stock.

Pursuant to the March 2024 SPA, we may require Generating Alpha to purchase shares of common stock by delivering put notices to Generating Alpha, subject to certain conditions set forth therein, at a purchase price of 85% of the lowest traded price of our common stock during the 10 trading days immediately preceding the date 10 business days after the date the put shares have been accepted and cleared by Generating Alpha’s brokerage firm. We have agreed to issue to Generating Alpha as a commitment fee a Common Stock Purchase Warrant (the “Warrant”) for 2,314,814 shares of common stock with an exercise price of $0.001 per share.

In connection with the March 2024 SPA, we entered into a Registration Rights Agreement (the “March 2024 Registration Rights Agreement”) with Generating Alpha, pursuant to which we have agreed to use our commercially reasonable efforts to file a registration statement (the “Registration Statement”) with the SEC on a date no later than sixty (60) days following the date thereof and to have the Registration Statement declared effective by the SEC within thirty (30) calendar days, but no more than ninety (90) calendar days, after we have filed the Registration Statement.

April 2024 SPA with Generating Alpha

On April 1, 2024, we entered into a Securities Purchase Agreement (the “April 2024 SPA”) with Generating Alpha pursuant to which we have agreed to sell a convertible promissory note (the “April 2024 Note”), having an initial principal amount of $650,000, for a price of $520,000. In connection with the purchase and sale of the April 2024 Note, we have agreed to issue to Generating Alpha a common stock purchase warrant to acquire a total of 962,962 shares of our common stock. The transactions closed on April 4, 2024.

In connection with the April 2024 SPA, we entered into a Registration Rights Agreement, dated April 1, 2024 (the “April 2024 Registration Rights Agreement”), with Generating Alpha. The April 2024 Registration Rights Agreement provided that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the April 2024 Registration Rights Agreement) with the SEC.

EF Hutton LLC is acting as placement agent for the financing.

Results of Operations

For the years ended December 31, 2023 and December 31, 2022

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods:

	Year Ended December 31,
	2023		2022		Year over Year Comparison
	Amount	% Revenue	Amount	% Revenue	Amount	% Change

Sales	$4,041,020	100.0%	$5,426,501	100.0%	$(1,385,481)	-25.5%
Cost of goods sold	2,674,440	66.2%	3,664,766	67.5%	(990,326)	-27.0%
Gross profit	1,366,580	33.8%	1,761,735	32.5%	(395,155)	-22.4%
Operating expenses:
Depreciation and amortization	590,611	14.6%	311,574	5.7%	279,037	89.6%
Selling, general and administrative	7,659,004	189.5%	7,313,145	134.8%	325,859	4.7%
Professional fees	1,559,490	38.6%	1,467,323	27.0%	92,167	6.3%
Impairment of goodwill	4,876,106	120.7%	11,340,115	209.0%	(6,464,009)	-57.0%
Total operating expenses	14,685,211	363.4%	20,432,157	376.5%	(5,746,946)	-28.1%
Loss from operations	(13,318,631)	-329.6%	(18,670,422)	-344.1%	5,351,791	-28.7%
Other income (expense)
Interest expense, net	(554,686)	-13.7%	(3,348,867)	-61.7%	2,794,181	-83.4%
Loss on settlement of derivative liabilities	–	0.0%	(143,598)	-2.6%	143,598	-100.0%
Unrealized gain on change in fair value of contingent purchase consideration	–	0.0%	5,586,493	102.9%	(5,586,493)	-100.0%
Unrealized gain on change in fair value of derivative liabilities	–	0.0%	49,047	0.9%	(49,047)	-100.0%
Other gains (losses)	(24,368)	-0.6%	206,787	3.8%	(231,155)	-111.8%
Total other income (expense)	(579,054)	-14.3%	2,349,862	43.3%	(2,928,916)	-124.6%
Loss before income taxes	(13,897,685)	-343.9%	(16,320,560)	-300.8%	2,422,875	-14.8%
Provision for income taxes (benefit)	(18,528)	-0.5%	446,178	8.2%	(464,706)	-104.2%
Net loss	(13,879,157)	-343.5%	(16,766,738)	-309.0%	2,887,581	-17.2%
Loss attributable to noncontrolling interests	(1,351,728)	-33.5%	(434,102)	-8.0%	(917,626)	211.4%
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(12,527,429)	-310.0%	(16,332,636)	-301.0%	3,805,207	-23.3%
Dividends to Series C preferred stockholders	742,546	18.4%	735,586	13.6%	6,960	0.9%
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	(13,269,975)	-328.4%	(17,068,222)	-314.5%	3,798,247	-22.3%

Revenue

Revenue for the year ended December 31, 2023 was $4,041,020, compared to revenue of $5,426,501 during the year ended December 31, 2022, representing a decrease of $1,385,481 or 25.5%.

	Year Ended December 31,		Year over Year Comparison
	2023	2022	Amount	% Change

Animation	$3,375,751	$4,796,775	$(1,421,024)	-29.6%
Original content	237,579	146,070	91,509	62.6%
Social and technology	427,690	483,656	(55,966)	-11.6%
Total revenue	$4,041,020	$5,426,501	$(1,385,481)	-25.5%

Animation revenue for the year ended December 31, 2023 was $3,375,751, compared to animation revenue of $4,796,775 during the year ended December 31, 2022, representing a decrease of $1,421,024 or 29.6%. The decrease in animation revenue is primarily attributable to a smaller number of animation projects currently in production as compared to the prior year.

Original content revenue for the year ended December 31, 2023 was $237,539, compared to original content revenue of $146,070 during the year ended December 31, 2022. The increase in original content revenue is attributable to an increase in publishing sales and commercial projects.

Social and technology revenue for the year ended December 31, 2023 was $427,690, compared to social and technology revenue of $483,656 during the year ended December 31, 2022, representing a decrease of $55,966 or 11.6%. The decrease is primarily due to a decline in sales and the timing or loss of multi-year contract renewals from our web filtering solutions.

Gross Profit

Our gross profits vary significantly by subsidiary. In recent years, our animation segment has realized gross profits between 25% and 35%, while our social & technology segment has realized gross profits between 90% and 95%. Our gross profits may vary from period to period due to the nature of the business of each segment, and the timing and volume of customer contracts and projects. Current gross margins percentages may not be indicative of future gross margin performance.

Gross profit for the years ended December 31, 2023 and 2022 were $1,366,580, or 33.8%, and $1,761,735, or 32.5%, respectively. The decrease in the amount of our gross profit is primarily attributable to lower animation revenue levels, while the nominal increase in our gross profit percentage is attributable improved profit margins in our original content segment.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $14,685,211, compared to operating expenses of $20,432,157 during the year ended December 31, 2022, representing a decrease of $5,746,946 or 28.1%. The decrease is primarily attributable to impairment charges against the goodwill of our animation and original content businesses, offset by higher selling, general and administrative costs, specifically in production and development, and employee headcount, compensation and benefits.

Selling, general and administrative (“SG&A”) expenses are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $7,659,004 for the year ended December 31, 2023, compared to $7,313,145 for the year ended December 31, 2022, representing an increase of $345,859 or 4.7%.

Professional fees are comprised of accounting and compliance services, legal services, investor relations and other advisory fees. Professional fees were $1,559,490 for the year ended December 2023, compared to $1,467,323 for the year ended December 31, 2022, representing a decrease of $92,167 or 6.3%.

At December 31, 2023, we performed our annual impairment tests as prescribed by ASC 350 on the carrying value of our goodwill and recorded an aggregate impairment charge of $4,876,106; of which $954,655 was attributed to the carrying value of goodwill related to our animation segment, and $3,921,451 was attributed to the carrying value of goodwill related to our original content segment. The determination was made as the result of our qualitative assessment of each business unit, including the decline in our animation revenues and delay in monetization of our original content properties. Comparatively, at December 31, 2022, we performed our annual impairment tests as prescribed by ASC 350 on the carrying value of our goodwill and recorded an aggregate impairment charge of $11,340,115; of which $6,202,888 was attributed to the carrying value of goodwill related to our animation segment, and $5,137,227 was attributed to the carrying value of goodwill related to our original content segment. The determinations were made as the result of our qualitative assessment of each business unit, including the decline in our animation revenues and delay in monetization of our original content properties.

Other Income (Expense)

Net other expense for the year ended December 31, 2023 was $579,054, compared to a net other income of $2,349,862 for the year ended December 31, 2022, representing an increase of $2,928,916 or 124.6%.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $554,686 for the year ended December 31, 2023, compared to $3,348,867 during the year ended December 31, 2022, representing a decrease of $2,794,181 or 83.4%. The decrease is attributable to lower debt levels, and less amortization expense recorded against debt discounts and charges associated with derivative liabilities.

During the year ended December 31, 2022, we recorded a gain of 5,586,493 recorded for the change in fair value of our contingent purchase consideration, offset in part by increased interest expense of $1,052,350 related to the recognition of a derivative liability and a loss of $143,598 on the settlement of a substantial portion of the derivative liability recognized.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $13,269,975, or $15.54 per share, for the year ended December 31, 2023, compared to a net loss attributable to common stockholders of $17,068,222, or $463.48 per share, during the year ended December 31, 2022 representing a decrease in net loss attributable to common stockholders of $3,798,247 or 22.3%.

Liquidity and Capital Resources

At December 31, 2023, we had cash and cash equivalents of $2,505,449.

Net cash used in operating activities for the year ended December 31, 2023 was $8,873,024, compared to net cash used in operating activities of $6,976,120 during the year ended December 31, 2022 representing an increase in cash used of $1,896,904, primarily due to the decrease in our consolidated revenues and change in our working capital assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2023 was $28,668, compared to net cash used in investing activities of $91,297 during the year ended December 31, 2022 representing a decrease in cash used of $62,629. This decrease is directly attributable to a decrease in the amount of fixed assets purchased during the year ended December 31, 2023.

Net cash provided by financing activities for the year ended December 31, 2023 was $7,507,427, compared to net cash provided by financing activities of $4,471,967 for the year ended December 31, 2022 representing an increase in cash provided of $3,035,460. The primary reason for the increase is attributable to the amount of proceeds received from the sale of our common stock and convertible notes as compared to amount of proceeds received from similar offerings completed in 2022. Additionally, we settled a derivative liability related to a convertible note for $1,146,901 during the year ended December 31, 2022.

Our primary sources of cash from financing activities during the year ended December 31, 2023 were attributable to $4,948,497 in proceeds from the sale of our common stock and $3,042,400 in proceeds from the sale of senior secured convertible notes, as compared to $4,360,330 in proceeds from the sale of our common stock and $1,444,000 in proceeds from the sale of senior secured convertible notes during the year ended December 31, 2022. These sources of cash were offset, in part, by the repayment of convertible notes and loans payable of $495,793 during the year ended December 31, 2023, as compared to repayments of convertible notes and loans for $185,741 and cash settlement of a derivative liability of $1,146,901 in accordance with note conversions during the year ended December 31, 2022.

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

Segment and Related Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.

The Company has three reportable business segments: (i) Animation, which includes the operations of TDH and its subsidiaries; (ii) Original Content, which includes the operations of CIM; and (iii) Social & Technology, which includes the business of both GSOC and GEDU.

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

For performance obligations recognized over time, revenue is recognized based on the extent of progress made towards completion of the performance obligation. We use the input method because it best depicts the transfer of control to the customer as we incur costs against its contracts. Under the input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. The input method requires management to make estimates and assumptions that affect the reported amounts of contract assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the total estimated amount of costs that will be incurred for a project or job.

Ecommerce Revenue

Ecommerce revenue includes sales of merchandise and delivery revenue related to merchandise sold. Revenue is recognized when control of product passes to customers, which is when the merchandise is expected to be received by the customer. The Company recognizes revenue in the amount expected to be received when control of the Company’s products transfers to customers, and is presented net of various fixed percentage price allocations.

The Company excludes from revenue, taxes assessed by governmental authorities, including sales-related taxes, that are imposed on and concurrent with revenue-producing activities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and December 31, 2022. We use the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

Capitalized Prepublication Costs

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

Capitalized Produced and Licensed Content Costs

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

We performed our annual fair value assessment at December 31, 2023 on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that an impairment charge of $4,876,106 was necessary.

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

We evaluated the recoverability of our long-lived assets at December 31, 2023, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

RECENT ACCOUNTING PRONOUNCEMENTS

Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis, including significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. Additionally, the ASU requires disclosure of the title and position of our CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This guidance is effective for the Company beginning with its 2024 Form 10-K for annual disclosures and the Q1-2025 Form 10-Q for interim disclosures, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements. The guidance, once adopted, will result in increased reportable segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. The ASU also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance is effective for the Company beginning with its 2025 Form 10-K annual disclosures, with early adoption permitted. The guidance should be applied on a prospective basis, but retrospective application is permitted. The guidance, once adopted, will result in increased income tax disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROM SOCIAL ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Grom Social Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grom Social Enterprises, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses, working capital deficit and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Evaluation

As discussed in Notes 2 and 8 to the financial statements, management conducts a goodwill impairment assessment annually at December 31, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined through the use of the income approach using estimates of future cash flows attributable to the respective reporting units. As a result of the annual impairment assessment, the Company recognized $4.9 million of goodwill impairment related to the reporting unit.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of management’s estimates of future cash flows, the selection of cash flow multiples for the Company’s reporting unit, and the evaluation of the discount rate included the following, among others:

–	Tested the mathematical accuracy of the calculations and evaluated significant assumptions and the underlying data used by the Company by performing procedures to test the projected revenues, projected direct costs, projected operating expenses, and projected capital expenditures by comparing them with the historical forecasted results of the respective reporting unit and assessing the impacts of internal and/or external economic factors.

–	We assessed management’s ability to forecast by comparing historical projections to actual results and comparing current forecasted projections to historical trends, industry data, and underlying business strategies.

–	The work of managements specialists was used in performing the procedures to evaluate the reasonableness of the fair value of the reporting unit as well as the assumptions used in the model. As a basis for using this work, management specialist’s qualifications were understood and the business relationship with management specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, tests of the data used by management’s specialists, and an evaluation of their findings.

We have served as the Company’s auditor since 2022.

/s/ Rosenberg Rich Baker Berman, P.A.

Somerset, New Jersey

April 16, 2024

GROM SOCIAL ENTERPRISES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$2,505,449	$3,871,176
Accounts receivable, net	826,073	1,162,230
Inventory, net	43,205	92,303
Prepaid expenses and other current assets	527,539	605,497
Total current assets	3,902,266	5,731,206
Operating lease right of use assets	796,600	1,069,222
Property and equipment, net	114,814	285,676
Goodwill, net	5,691,378	10,567,484
Intangible assets, net	5,194,209	5,364,231
Other assets	2,433,415	1,627,078
Total assets	$18,132,682	$24,644,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$865,266	$839,679
Accrued liabilities	293,279	378,954
Dividends payable	1,114,344	371,799
Advanced payments and deferred revenues	376,613	576,338
Convertible notes payable, net – current	254,146	503,465
Derivative liabilities	1,310,394	–
Related party payables	–	50,000
Lease liabilities – current	205,575	269,681
Total current liabilities	4,419,617	2,989,916
Convertible notes payable, net of loan discounts	540,443	68,199
Lease liabilities	614,443	803,958
Other noncurrent liabilities	240,763	434,976
Total liabilities	5,815,266	4,297,049

Commitments and contingencies (Note 18)

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,243,309 and 9,281,809 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9,243	9,282
Common stock, $0.001 par value. 500,000,000 shares authorized; 1,970,404 and 163,596 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,970	164
Additional paid-in capital	108,311,684	101,728,706
Accumulated deficit	(96,742,387)	(83,472,412)
Accumulated other comprehensive loss	(159,603)	(166,129)
Total Grom Social Enterprises, Inc. stockholders' equity	11,420,907	18,099,611
Noncontrolling interests	896,509	2,248,237
Total stockholders' equity	12,317,416	20,347,848
Total liabilities and equity	$18,132,682	$24,644,897

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,	Year Ended December 31,
	2023	2022

Sales	$4,041,020	$5,426,501
Cost of goods sold	2,674,440	3,664,766
Gross profit	1,366,580	1,761,735
Operating expenses:
Depreciation and amortization	590,611	311,574
Selling, general and administrative	7,659,004	7,313,145
Professional fees	1,559,490	1,467,323
Impairment of goodwill	4,876,106	11,340,115
Total operating expenses	14,685,211	20,432,157
Loss from operations	(13,318,631)	(18,670,422)
Other income (expense)
Interest expense, net	(554,686)	(3,348,867)
Loss on settlement of derivative liabilities	–	(143,598)
Unrealized gain on change in fair value of contingent purchase consideration	–	5,586,493
Unrealized gain on change in fair value of derivative liabilities	–	49,047
Other gains (losses)	(24,368)	206,787
Total other income (expense)	(579,054)	2,349,862
Loss before income taxes	(13,897,685)	(16,320,560)
Provision for income taxes (benefit)	(18,528)	446,178
Net loss	(13,879,157)	(16,766,738)
Loss attributable to noncontrolling interests	(1,351,728)	(434,102)
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(12,527,429)	(16,332,636)
Dividends to Series C preferred stockholders	742,546	735,586
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	$(13,269,975)	$(17,068,222)

Basic and diluted loss per common share attributable to Gron Social Enterprises, Inc. common stockholders	$(15.54)	$(463.48)

Weighted-average number of common shares outstanding:
Basic and diluted	854,189	36,826

Comprehensive loss:
Net loss	$(13,879,157)	$(16,766,738)
Foreign currency translation adjustment	6,526	(135,374)
Comprehensive loss	(13,872,631)	(16,902,112)
Comprehensive loss attributable to noncontrolling interests	(1,351,728)	(434,102)
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(12,520,903)	$(16,468,010)

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2022	–	$–	–	$–	9,400,309	$9,400

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Conversion of Series C preferred stock into common stock	–	–	–	–	(118,500)	(118)
Dividends declared for Series C preferred stock	–	–	–	–	–	–
Issuance of common stock as payment for Series C preferred stock dividends payable	–	–	–	–	–	–
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Conversion of note principal and accrued interest into common stock	–	–	–	–	–	–
Recognition of beneficial conversion features related to notes payable	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, December 31, 2022	–	$–	–	$–	9,281,809	$9,282

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–
Repurchase and retirement of Series C preferred stock					(38,500)	(39)
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with sales made under private offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant	–	–	–	–	–	–
Fair value of common stock purchase warrants issued with notes payable	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, December 31, 2023	–	$–	–	$–	9,243,309	$9,243

(continued)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2022	59,534	$60	$89,863,947	$(66,404,190)	$(30,755)	$2,682,339	$26,120,801

Net loss	–	–	–	(16,332,636)	–	(434,102)	(16,766,738)
Change in foreign currency translation	–	–	–	–	(135,374)	–	(135,374)
Conversion of Series C preferred stock into common stock	103	–	118	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	(735,586)	–	–	(735,586)
Issuance of common stock as payment for Series C preferred stock dividends payable	1,352	1	833,738	–	–	–	833,739
Issuance of common stock in connection with sales made under public offerings	70,784	71	4,085,259	–	–	–	4,085,330
Issuance of common stock in connection with sales made under private offerings	2,575	3	274,997	–	–	–	275,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	13,953	14	265	–	–	–	279
Issuance of common stock in exchange for consulting, professional and other services	298	–	116,736	–	–	–	116,736
Conversion of note principal and accrued interest into common stock	14,997	15	5,874,985	–	–	–	5,875,000
Recognition of beneficial conversion features related to notes payable	–	–	363,329	–	–	–	363,329
Stock based compensation expense related to stock options	–	–	315,332	–	–	–	315,332

Balance, December 31, 2022	163,596	$164	$101,728,706	$(83,472,412)	$(166,129)	$2,248,237	$20,347,848

Net loss	–	–	–	(12,527,429)	–	(1,351,728)	(13,879,157)
Change in foreign currency translation	–	–	–	–	6,526	–	6,526
Dividends declared for Series C preferred stock	–	–	–	(742,546)	–	–	(742,546)
Repurchase and retirement of Series C preferred stock	–	–	(1)	–	–	–	(40)
Issuance of common stock in connection with sales made under public offerings	946,000	946	2,459,692	–	–	–	2,460,638
Issuance of common stock in connection with sales made under private offerings	5,000	5	2,487,854	–	–	–	2,487,859
Issuance of common stock in connection with the exercise of common stock purchase warrants	854,641	854	11,509	–	–	–	12,363
Issuance of common stock in exchange for consulting, professional and other services	1,167	1	31,967	–	–	–	31,968
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant	–	–	350,038	–	–	–	350,038
Fair value of common stock purchase warrants issued with notes payable	–	–	1,102,852	–	–	–	1,102,852
Stock based compensation expense related to stock options	–	–	139,067	–	–	–	139,067

Balance, December 31, 2023	1,970,404	$1,970	$108,311,684	$(96,742,387)	$(159,603)	$896,509	$12,317,416

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,879,157)	$(16,766,738)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	700,608	593,438
Amortization of debt discount	39,565	2,194,302
Amortization of right-of-use assets	288,967	365,636
Provision for doubtful accounts	5,789	–
Provision for excess or obsolete inventory	–	5,321
Common stock issued for financing costs	350,038	–
Common stock issued in exchange for fees and services	31,968	116,737
Deferred taxes	(19,660)	466,089
Derivative expense	–	1,052,350
Goodwill impairment	4,876,106	11,340,115
Retirement benefit cost	39,278	–
Stock based compensation	139,067	315,332
Loss on disposal of property and equipment	550	2,237
Loss on settlement of derivative liability	–	143,598
Unrealized gain on change in fair value of contingent consideration	–	(5,586,493)
Unrealized gain on change in fair value of derivative liabilities	–	(49,047)
Unrealized loss on foreign exchange	202,226	–
Changes in operating assets and liabilities:
Accounts receivable	600,013	(192,730)
Inventory	768,764	(6,253)
Prepaid expenses and other current assets	36,967	(147,545)
Other assets	(1,160,794)	(974,380)
Accounts payable	(167,652)	342,182
Accrued liabilities	(385,713)	(21,375)
Advanced payments and deferred revenues	(875,313)	170,937
Income taxes payable and other noncurrent liabilities	(194,582)	44,055
Operating lease liabilities	(270,059)	(383,888)
Net cash used in operating activities	(8,873,024)	(6,976,120)

Cash flows from investing activities:
Purchase of property and equipment	(33,248)	(104,715)
Proceeds from the sale of property and equipment	4,580	13,418
Net cash used in investing activities	(28,668)	(91,297)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,948,497	4,360,330
Proceeds from exercise of common stock purchase warrants, net of issuance costs	12,363	279
Proceeds from issuance of convertible notes	3,042,400	1,444,000
Repayments of convertible notes	(445,793)	(148,907)
Repayments of loans payable	–	(36,834)
Repayments of related party payables	(50,000)	–
Repurchase of preferred stock	(40)	–
Settlement of derivative liabilities	–	(1,146,901)
Net cash provided by financing activities	7,507,427	4,471,967

Effect of exchange rates on cash and cash equivalents	28,538	(63,535)
Net decrease in cash and cash equivalents	(1,365,727)	(2,658,985)
Cash and cash equivalents at beginning of period	3,871,176	6,530,161
Cash and cash equivalents at end of period	$2,505,449	$3,871,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$61,549	$41,763
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce dividends payable to Series C preferred stockholders	$–	$833,739
Common stock warrants issued in connection with convertible promissory notes	$1,102,852	$363,329
Conversion of note principal and accrued interest into common stock	$–	$5,875,000
Derivative liability related to conversion feature on notes payable	$1,310,394	$–
Dividends payable to Series C preferred stockholders	$742,545	$371,799
Operating lease right-of-use assets obtained in exchange for lease liabilities	$11,152	$80,478

The accompanying notes are an integral part of the consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

1.	NATURE OF OPERATIONS

Grom Social Enterprises, Inc. (the “Company”, “Grom” “we”, “us” or “our”), a Florida corporation f/k/a Illumination America, Inc. (“Illumination”), is a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We conduct our business through our following subsidiaries:

•	Grom Social, Inc. (“GSOC”), incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TDH”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited, a Hong Kong corporation (“TDAHK”), and (ii) Top Draw Animation, Inc., a Philippines corporation (“TDAM”). The group’s principal activities are the production of animated films and television series.

•	Grom Educational Services, Inc. (“GEDU”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNUT”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 5, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

The Company owns 100% of each of GSOC, TDH, GEDU and GNUT, and 80% of CIM.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt.

On a consolidated basis, the Company has incurred significant operating losses since its inception. As of December 31, 2023, the Company has an accumulated deficit of $96.7 million and a working capital deficit of $517,351. During the year ended December 31, 2023, it used approximately $8.9 million, respectively, in cash for operating activities.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2023 and 2022, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Grom Social, TDH, GEDU, and GNUT. The Company recognizes noncontrolling interest related to its 80% owned subsidiary, CIM, as equity in the consolidated financial statements separate from the parent entity’s equity. The net income (loss) attributable to noncontrolling interest is included in net income (loss) in the consolidated statements of operations and comprehensive loss. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable, impairment of long-lived assets and goodwill, valuation of financial instruments, valuation of derivative liabilities, pension plan obligations related to the Company's defined benefit pension plan, stock-based compensation, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Segment and Related Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.

The Company has three reportable business segments: (i) Animation, which includes the operations of TDH and its subsidiaries; (ii) Original Content, which includes the operations of CIM; and (iii) Social & Technology, which includes the business of both GSOC and GEDU.

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

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the services. In determining when performance obligations are satisfied, the Company considers factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of the Company’s animation revenue is recognized over time as it performs under the contract due to the contractual terms present in each contract which irrevocably transfer control of the work product to the customer as the services are performed.

For performance obligations recognized over time, revenue is recognized based on the extent of progress made towards completion of the performance obligation. The Company uses the input method to measure of progress because it best depicts the transfer of control to the customer as the Company incurs costs against its contracts. Under the input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. The input method requires management to make estimates and assumptions that affect the reported amounts of contract assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the total estimated amount of costs that will be incurred for a project or job.

Ecommerce Revenue

Ecommerce revenue includes sales of merchandise related to merchandise sold. Revenue is recognized when control of product passes to customers, which is when the merchandise is received by the customer. The Company recognizes revenue in the amount expected to be received when control of the Company’s products transfers to customers, and is presented net of various fixed percentage price allocations.

The Company excludes from revenue, taxes assessed by governmental authorities, including sales-related taxes, that are imposed on and concurrent with revenue-producing activities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents are exposed to concentration of credit risk. The Company maintains cash at various regulated financial institutions which, at times, may be in excess of the federal depository insurance limit. The Company’s management regularly monitors these institutions and believes that the potential for future loss is remote. The Company considers liquid investments with original or acquired maturities of three months or less to be cash equivalents. At December 31, 2023 and 2022, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for credit losses based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Recovery of credit loss amounts previously written off is recorded as a reduction of credit loss expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

At December 31, 2023 and 2022, the Company’s inventory totaled $43,205 and $92,303, respectively, and was comprised of work-in-progress of $40,722 and $85,324, respectively, and finished goods of $2,483 and $6,979, respectively.

Capitalized Prepublication Costs

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

Capitalized Produced and Licensed Content Costs

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

The Company performed its annual fair value assessment at December 31, 2023 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that an impairment charge of $4,876,106 was necessary. See Note 8 – Goodwill and Intangible Assets for more information.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2023, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Comprehensive Gain or Loss

FASB ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At December 31, 2023 and 2022, the Company determined that it had items that represented components of comprehensive income (loss), which include accumulated foreign currency translation adjustments, and, therefore, has included a statement of comprehensive income (loss) in the financial statements.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method, and convertible preferred stock and convertible debt using the if-converted method. These potentially dilutive shares include 5,775,215 shares from convertible notes, 8,024 shares from convertible preferred stock, 232 shares from vested stock options and 2,862,056 shares from stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

In accordance with FASB ASC Topic 260-10-45, The Company includes pre-funded warrants in the weighted average common shares outstanding number for the purpose of calculating EPS. At December 31, 2023, all pre-funded warrants were fully exercised.

Recent Accounting Pronouncements

Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis, including significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. Additionally, the ASU requires disclosure of the title and position of our CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This guidance is effective for the Company beginning with its 2024 Form 10-K for annual disclosures and the Q1-2025 Form 10-Q for interim disclosures, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements. The guidance, once adopted, will result in increased reportable segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. The ASU also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance is effective for the Company beginning with its 2025 Form 10-K annual disclosures, with early adoption permitted. The guidance should be applied on a prospective basis, but retrospective application is permitted. The guidance, once adopted, will result in increased income tax disclosures.

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Billed accounts receivable	$495,991	$607,524
Unbilled accounts receivable	374,206	592,932
Allowance for doubtful accounts	(44,124)	(38,226)
Total accounts receivable, net	$826,073	$1,162,230

During the year ended December 31, 2023, the Company had three customers that accounted for 76.5% of revenues and two customers that accounted for 80.5% of accounts receivable. During the year ended December 31, 2022, the Company had three customers that accounted for 84.5% of revenues and two customers that accounted for 73.6% of accounts receivable.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets represent advances or prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

The following table sets forth the components of the Company’s prepaid expenses and other current assets at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Employee advance and other payroll related items	$70,224	$66,428
Prepaid insurance	99,792	103,026
Prepaid rent and deposits	25,217	14,850
Prepaid service agreements	177,177	410,373
Vendor advances	7,916	5,365
Other prepaid expenses and current assets	147,213	5,455
Total prepaid expenses and other current assets	$527,539	$605,497

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	$2,516,090	$(2,471,833)	$44,257	$2,774,308	$(2,651,872)	$122,436
Machinery and equipment	180,317	(174,844)	5,473	189,641	(182,180)	7,461
Vehicles	11,729	(11,729)	–	41,112	(35,504)	5,608
Furniture and fixtures	375,429	(367,286)	8,143	409,996	(391,783)	18,213
Leasehold improvements	1,077,852	(1,020,911)	56,941	1,172,501	(1,065,148)	107,353
Total fixed assets	4,161,417	(4,046,603)	114,814	4,587,558	(4,326,487)	261,071
Capital assets not subject to depreciation:
Construction in progress	–	–	–	24,605	–	24,605
Total	$4,161,417	$(4,046,603)	$114,814	$4,612,163	$(4,326,487)	$285,676

For the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $152,417 and $347,727, respectively, of which $109,997 and $281,864 is presented under Cost of Goods Sold on the Company’s Consolidated Results of Operations and Comprehensive Loss.

6.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Capitalized prepublication costs	$682,722	$1,057,312
Capitalized produced and licensed content costs	173,949	164,042
Capitalized website development costs	1,503,036	325,966
Deposits	73,708	72,027
Other noncurrent assets	–	7,731
Total other assets	$2,433,415	$1,627,078

The following tables set forth the components of the Company’s capitalized costs at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Depreciation	Net Book Value
Capitalized website development costs	$1,123,772	$(441,050)	$682,722	$1,123,772	$(66,460)	$1,057,312
Prepublication costs	178,648	(4,699)	173,949	165,524	(1,482)	164,042
Produced and licensed content costs	1,503,036	–	1,503,036	325,966	–	325,966
Total	$2,805,456	$(445,749)	$2,359,707	$1,615,262	$(67,942)	$1,547,320

For the years ended December 31, 2023 and 2022, the Company recorded amortization expense of $377,807 and $67,942, respectively.

7.	LEASES

The Company has entered into operating leases primarily for office space. These leases have initial terms which range from two years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. During the year ended December 31, 2023, $11,152 of right of use assets and leases liabilities were added related to new operating leases.

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

In August and September 2022, the Company signed new lease agreements to extend its use of approximately 25,300 square feet of office space in Manila. The lease agreements expire in December 2027. The total legally binding minimum lease payments for these leases are approximately $1,044,644.

On March 10, 2023, the Company entered into an assignment and first amendment to its lease dated November 3, 2017 for approximately 1,900 square feet of office space in Peachtree Corners, GA. Under the terms of the amended agreement, the Company agreed to extend the lease term until May 31, 2024. The Company has the option to renew the lease term for an additional 12 months. The renewal option is not included in the future minimum lease payments used in determining the ROU liability as management is not reasonably certain to execute the option. The total legally binding minimum lease payments for this lease is approximately $12,267.

On September 27, 2023, the Company signed a new lease agreement for approximately 150 square feet of office space in Calabasas, CA at a rate of approximately $1,550 per month. The term of the lease is 12 months from the commencement date, November 15, 2023. The Company has elected not to account for the lease under the standard due to its short term.

The future minimum payment obligations at December 31, 2023 for operating leases are as follows:

2024	$287,577
2025	276,622
2026	224,702
2027	235,939
Thereafter	–
Total	$1,024,840

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

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Year Ended December 31, 2023
Cash paid for operating lease liabilities	$377,652
Weighted-average remaining lease term (in years)	2.9
Weighted-average discount rate	10%

Total rent expense related to lease obligations, reflected in general and administrative costs line items on the consolidated income statements, for the years ended December 31, 2023 and 2022, were $396,560 and $398,754, respectively.

The following table presents the amortization of the Company’s lease liabilities under ASC 842 at December 31, 2023:

2024	$205,575
2025	$215,177
2026	$184,776
2027	$214,490
Thereafter	$820,018

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022:

	Animation	Original Content	Consolidated

Balance, January 1, 2022	$8,104,056	$14,271,969	$22,376,025
Measurement period adjustment	–	(468,426)	(468,426)
Impairment charge	(6,202,888)	(5,137,227)	(11,340,115)
Balance, December 31, 2022	1,901,168	8,666,316	10,567,484
Impairment charge	(954,655)	(3,921,451)	(4,876,106)
Balance, December 31, 2023	$946,513	$4,744,865	$5,691,378

During the year ended December 31, 2022, the Company finalized the purchase price allocation, during the permissible measurement period, and obtained new fair value information for certain identifiable intangible assets related to its acquisition of CIM. The revised purchase price allocation decreased goodwill by $468,426 and increased intangible assets by $468,426. Additionally, the Company recorded amortization expense of $24,641 related to intangible assets subject to amortization during the year ended December 31, 2022 (of which $7,247 corresponded to the year ended December 31, 2021). These adjustments did not have a significant impact on the Company’s operations for the year ended December 31, 2022. The following table summarizes the individually identifiable intangible assets recognized:

Licensing agreements	$341,728
Books and stories content	126,698
Total new fair value information for certain identifiable intangible assets	$468,426

At December 31, 2023, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and recorded aggregate impairment charges of $4,876,106; of which $954,655 was attributed to its TD Holdings Ltd animation business acquired in 2016, and $3,921,451 was attributed to its CIM original content business acquired in 2021. The determination was made as the result of the Company’s qualitative assessment of each business unit, including the decline in animation revenues and delay in monetization of original content properties.

At December 31, 2022, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and recorded aggregate impairment charges of $11,340,115; of which $6,202,888 was attributed to its TD Holdings Ltd animation business acquired in 2016, and $5,137,227 was attributed to its CIM original content business acquired in 2021. The determination was made as the result of the Company’s qualitative assessment of each business unit, including the decline in animation revenues and delay in monetization of original content properties.

At December 31, 2023 and 2022, the carrying amount of the Company’s goodwill was $5,691,378 and $10,567,484, respectively.

The following table sets forth the components of the Company’s intangible assets at December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,526,282	$(1,144,711)	$381,571	$1,526,282	$(992,083)	$534,199
Licensing agreement	19.60	341,728	(42,035)	299,693	341,728	(24,641)	317,087
Subtotal		1,868,010	(1,186,746)	681,264	1,868,010	(1,016,724)	851,286
Intangible assets not subject to amortization:
Books and stories content		126,698	–	126,698	126,698	–	126,698
Trade names		4,386,247	–	4,386,247	4,386,247	–	4,386,247
Total intangible assets		$6,380,955	$(1,186,746)	$5,194,209	$6,380,955	$(1,016,724)	$5,364,231

For the years ended December 31, 2023 and 2022, the Company recorded amortization expense for intangible assets subject to amortization of $170,022, respectively.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2024	$170,022
2025	170,022
2026	93,708
2027	17,394
2028	17,393
Thereafter	212,724
Total	$681,264

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts, or trade, payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. At December 31, 2023 and 2022, the aggregate accounts payable were $865,266 and $839,679, respectively.

Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Executive and employee compensation	$53,582	$102,151
Interest on convertible promissory notes	61,216	84,292
Other accrued expenses and liabilities	178,481	192,511
Total accrued liabilities	$293,279	$378,954

10.	RELATED PARTY PAYABLES AND TRANSACTIONS

At December 31, 2023 and 2022, the aggregate related party payables were $0 and $50,000, respectively.

Darren Marks’s Family

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social mobile application. These individuals create and produce original short form content focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events. Sarah Marks, the wife of Mr. Marks, and Zach Marks, Luke Marks, Caroline Marks, Jack Marks, Dawson Marks and Victoria Marks, each Mr. Marks’s children, are, or have been, by the Company employed or independently contracted.

During the year ended December 31, 2023, Zach Marks was employed by Grom Social as its Founder and Content Creator and receives an annual salary of $103,000. Effective August 4, 2023, Luke Marks resigned from his position of Content Coordinator from which he received an annual salary of $30,000.

During the years ended December 31, 2023 and 2022, the Marks family was paid a total of $122,542 and $112,500, respectively.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future.

Liabilities Due to Officers and/or Directors

On July 13, 2018, our director, Thomas Rutherford, loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and matured on August 11, 2018. On April 21, 2023, the Company repaid the $50,000 principal balance of the note. During the years ended December 31, 2023 and 2022, the Company accrued interest expense of $1,521 and $5,000, respectively, on the note.

At December 31, 2023 and 2022, the aggregate related party payables was $23,904 and $72,383, respectively, of which $23,904 and $22,383, respectively, were reported under accrued liabilities on the Company’s Consolidated Balance Sheets.

11.	EMPLOYEE BENEFIT PLAN

The Company’s subsidiary, TDAM, has an unfunded, non-contributory defined benefit plan covering its permanent employees.

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

The amount of the defined benefit liability reported under other noncurrent liabilities in the consolidated balance sheet is determined as follows:

	December 31, 2023	December 31, 2022

Benefit obligation	$240,763	$434,976
Plan assets	–	–
Total	$240,763	$434,976

The components of the accumulated benefit cost to be recognized under selling, general and administrative expense in consolidated statement of operations are the service cost (current service cost, past service cost or credit and settlement gains or losses) and net interest expense on the net defined benefit liability:

	December 31, 2023	December 31, 2022

Current service cost	$18,030	$86,357
Net interest expense	21,248	12,785
Total	$39,278	$99,142

The change in the accumulated benefit cost in the consolidated balance sheet are as follows:

	December 31, 2023	December 31, 2022

Balance, beginning of year	$434,976	$390,833
Foreign currency translation	(20,938)	(29,639)
Expense recognized in other comprehensive income	39,278	99,142
Remeasurement on actuarial gain (loss) recognized	(67,167)	24,552
Contributions paid	(145,386)	(49,912)
Balance, end of year	$240,763	$434,976

The cumulative amount of actuarial gains recognized in other comprehensive income is as follows:

	December 31, 2023	December 31, 2022

Balance, beginning of year	$35,163	$60,518
Foreign currency translation	1,518	(803)
Actuarial gain (loss)	88,241	(24,552)
Balance, end of year	124,922	35,163
Tax effect	(31,230)	(8,802)
Cumulative actuarial gain (loss), net of tax	$93,692	$26,361

The assumptions used to determine retirement benefits for the years ended December 31 are as follows:

	December 31, 2023	December 31, 2022

Discount rate	6.05%	7.17%
Salary increase rate	2.00%	2.00%

The average duration of the accrued retirement benefit cost as at December 31, 2023 and 2022 is 7.7 years and 7.3 years, respectively.

12.	DEBT

Convertible Notes Payable

The following table set forth the components of the Company’s convertible notes payable at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
8% Unsecured Convertible Notes (CIM)	$–	$278,000
9% Secured Convertible Note with Original Issuance Discounts (Generating Alpha)	4,000,000	–
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	63,905	204,907
12% Senior Secured Convertible Notes (Additional Secured Notes)	12,142	38,923
Loan discounts	(3,356,458)	(25,164)
Total convertible notes, net	794,589	571,664
Less: current portion of convertible notes, net	(254,146)	(503,465)
Convertible notes, net	$540,443	$68,199

8% Unsecured Convertible Notes (CIM)

On July 29, 2021, the Company entered into a membership interest purchase agreement with CIM and the holders of all of CIM’s outstanding membership interests, for the purchase of 80% of CIM’s outstanding membership interests from the sellers. Pursuant to the purchase agreement, the Company issued 8% eighteen-month convertible promissory notes in the aggregate principal amount $278,000 to pay-down and refinance certain outstanding loans and advances previously made by certain of its principals. The notes are convertible into shares of common stock of the Company at a conversion price of $1,968.00 per share but may not be converted if, after giving effect to such conversion, the noteholder and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The notes may be prepaid at any time, in whole or in part, and are subordinate to the Company’s senior indebtedness.

On September 21, 2023, the Company repaid $278,000 of outstanding principal and $46,430 of accrued interest to the noteholders.

At December 31, 2023 and 2022, the principal balance of the CIM notes was $0 and $278,000, respectively.

9% Secured Convertible Note with Original Issuance Discounts (First Alpha Note)

On November 9, 2023, the Company entered into a Securities Purchase Agreement (the “Alpha SPA”) with Generating Alpha Ltd. (“Alpha”) pursuant to which the Company agreed to sell two convertible promissory notes of the Company, with each note having an initial principal amount of $4,000,000, for a price of $3,640,000 per note.

The note in the aggregate principal amount of $4,000,000 has five-year maturity with an interest at 9% per calendar year and carries a 9% original issue discount (the “First Alpha Note”). The Company has agreed to make amortization payments each month in the amount of $83,033 in cash or in kind.

The First Alpha Note is convertible at the discretion of Alpha into shares of the Company’s common stock at a price of $1.50. Alpha may choose the alternate conversion price equal to 85% of the average of the three lowest trading prices during the previous ten trading day period ending on the latest complete trading day prior to notice of conversion.

In connection with the purchase and sale of the notes, the Company agreed to issue to Alpha warrants to acquire a total of 3,028,146 shares of the Company’s common stock. The warrant to be issued at the first closing shall be a warrant for 1,514,073 shares of the Company’s common stock at an exercise price of $1.78 per share. The warrant to be issued at the second closing shall be a warrant for 1,514,073 shares of the Company’s common Stock at an exercise price of $0.001 per share.

On November 20, 2023, the Company entered into a first amendment agreement (the “Amendment”) to the Alpha SPA. Pursuant to the Amendment, the Alpha SPA was amended by replacing the first closing warrant for 1,514,073 shares of common stock with an exercise price of $1.78 per share with (i) a warrant for 757,036 shares of common stock with an exercise price of $1.78 per share and (ii) a warrant for 757,036 shares of common stock with an exercise price of $.001 per share. Additionally, the Amendment replaced the second closing warrant for 1,514,073 shares of common stock with an exercise price of $0.001 per share with (i) a warrant for 757,036 shares of common stock with an exercise price of $1.78 per share and (ii) a warrant for 757,036 shares of common stock with an exercise price of $.001 per share.

On December 21, 2023, the Company received approximately $3.6 million in gross proceeds from the first closing, prior to deducting the underwriting discount and commission and other estimated offering expenses payable by the Company.

At December 31, 2023, the principal balance of these notes was $4,000,000 and the remaining balance on the associated loan discounts was $3,352,119.

10% Senior Secured Convertible Note with Original Issuance Discount (First L1 Tranche)

On September 14, 2021, the Company entered into a securities purchase agreement (the “L1 Purchase Agreement”) with L1 Capital Global Master Fund (“L1”) pursuant to which it issued (i) a 10% original issue discount senior secured convertible note in the principal amount of $4,400,000 to L1 (the “L1 Note”) and (ii) a five-year warrant to purchase 1,355 shares of the Company’s common stock at an exercise price of $2,520.00 per share in exchange for $3,960,000 (the “First L1 Tranche”). The L1 Purchase Agreement also provided, subject to shareholder approval, for the issuance, subject to certain conditions, of an additional $1,500,000 of notes and warrants to purchase 463 shares of common stock (the “Second L1 Tranche”) on the same terms.

The L1 Note is convertible by L1 into common stock of the Company at a price of $2,520.00 per share, or approximately 1,746 shares. It is repayable in equal monthly installments of $275,000 with certain deferments or an acceleration of up to three months' payments. The Company may repay the L1 Note in cash or shares of common stock at a price equal to the lesser of the then conversion price or 95% of the lowest daily VWAP during the ten consecutive trading days immediately preceding the monthly payment date, but in no event less than $1,152.00. In the event that VWAP drops below $1,152.00, the Company will have the right to pay at such VWAP with any shortfall paid in cash.

On October 20, 2021, the Company and L1 entered into an amended and restated purchase agreement which increased the amount of the Second L1 Tranche from $1,500,000 to $6,000,000 and provides (i) for an amended and restated 10% original issue discount senior secured convertible note to be issued in exchange for the L1 Note pursuant to the L1 Purchase Agreement and (ii) for the issuance of a five-year warrant to purchase 1,735 shares of the Company’s common stock at an exercise price of $2,520.00 per share.

During the year ended December 31, 2022, the Company issued an aggregate 9,596 shares of common stock to L1 upon the conversion of $4,125,000 of outstanding principal on the First L1 Tranche.

As of December 31, 2023 and 2022, the principal balance of this note was $0, respectively, and all associated loan discounts were fully amortized.

10% Senior Secured Convertible Note with Original Issuance Discount (Second L1 Tranche)

On January 20, 2022 (the “Second Tranche Closing”), the Company and L1 closed on the Second L1 Tranche of the offering, resulting in the issuance of (i) a $1,750,000 10% Original Issue Discount Senior Secured Convertible Note, due July 20, 2023, (the “Second L1 Note”); and (ii) a five year warrant to purchase 506 shares of Common Stock of the Company at an exercise price of $2,520.00 per share (the “Second Tranche Warrants”), in exchange for consideration of $1,575,000 (i.e. the face amount less the 10% Original Issue Discount of $175,000).

The Second L1 Note is convertible into common stock of the Company at a rate of $2,520.00 per share into 694 shares of common stock and, is repayable in equal monthly installments of $111,563 commencing on the date that the SEC declares a registration statement with respect to the resale of such shares effective, with all remaining amounts due on July 20, 2023. The Second L1 Note is repayable by payment of cash, or by issuance of shares of the common stock at a price of 95% of the lowest daily VWAP during the ten-trading day period prior to the respective monthly redemption dates (with a floor of $1,152.00) multiplied by 102% of the amount due on such date. In the event that the ten-trading day VWAP drops below $1,152.00 the Company will have the right to pay in stock at such ten-trading day VWAP with any shortfall paid in cash. The conversion price may be adjusted in the event of dilutive issuances but in no event to less than $324.00.

During the year ended December 31, 2022, the Company issued an aggregate 5,401 shares of common stock and repaid $1,146,901 in cash to L1 upon the conversion of $1,750,000 of outstanding principal on the Second L1 Note.

As of December 31, 2023, the principal balance of this note was $0 and all associated loan discounts were fully amortized.

10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)

During the year ended December 31, 2017, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 10.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $14,976.00. As of December 31, 2023, the remaining principal balance of these notes was $25,000.

During the year ended December 31, 2018, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 20.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $9,600.00. As of December 31, 2023, the remaining principal balance of these notes was $50,000.

At December 31, 2023 and 2022, the aggregate principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

12% Senior Secured Convertible Notes (“TDH Secured Notes”)

On March 16, 2020, the Company sold an aggregate $3,000,000 of its 12% senior secured convertible notes (the “TDH Secured Notes”), to eleven accredited investors (the “TDH Secured Note Lenders”), pursuant to a subscription agreement with the TDH Secured Note Lenders. Interest on the TDH Secured Notes accrues on the outstanding principal amount at the rate of 12% per annum. Principal and interest on the TDH Secured Notes are payable monthly, on an amortized basis over 48 months, with the last payment due on March 16, 2024. The TDH Secured Notes are convertible at the option of the holders at 75% of the average sales price of the Company’s common stock over the 60 trading days immediately preceding conversion provided that the conversion price shall not be less than $1,920.00 per share.

The Company’s obligations under the TDH Secured Notes, are secured by Grom Holdings’ shares of stock of TDH, and of its wholly owned subsidiary, TDAHK.

At December 31, 2023 and 2022, the principal balance of these notes was $63,905 and $204,907, respectively, and the remaining balance on the associated loan discounts was $3,646 and $21,246, respectively.

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

At December 31, 2023 and 2022, the principal balance of these notes was $12,142, and $38,932, respectively, and the remaining balance on the associated loan discounts was $693 and $4,018, respectively.

Future Minimum Principal Payments

The principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

2024	$814,367
2025	$725,544
2026	$793,605
2027	$868,051
2028	$949,480
Thereafter	$–

13.	DERIVATIVE LIABILITIES

On December 21, 2023, the Company sold a note to Generating Alpha Ltd. in the aggregate principal amount of $4,000,000 with a five-year maturity, interest at 9% per calendar year, and carries a 9% original issue discount (the “First Alpha Note”). The First Alpha Note is convertible at the discretion of Alpha into shares of the Company’s common stock at a price of $1.50. Alpha may choose the alternate conversion price equal to 85% of the average of the three lowest trading prices during the previous ten trading day period ending on the latest complete trading day prior to notice of conversion.

The Company assessed the alternate conversion price and determined that it represented a derivative liability with a fair value of $1,310,394. The fair value of derivative liability was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

December 31, 2023
Stock price	$1.13
Strike price	1.50
Risk-free rate	3.77%
Annualized volatility	100%
Forecast horizon in years	5.0
Alternative Conversion Price	85.0%
Implied Discount Rate	27.3%

On January 20, 2022, the Company sold a second tranche note to L1, as described within Note 12 – Debt. The terms of the transaction included a provision that in the event the stock price is below $324.00 (the “Floor Price”) at the time for so long as stock price continues below the Floor Price, the Second L1 Note would be convertible at a rate of 80% of the lowest VWAP in the ten prior trading days, provided, that if the stock prices elevate back to the normal Floor Price. On May 9, 2022, stock price fell below $324.00 and the default provision was triggered.

As a result of the default, the Company recorded a derivative liability for $1,052,350 which represented the fair value transferred to the note holder from the down round feature being triggered. The fair value of derivative liability was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

May 9, 2022
Stock price	$17.10
Strike price	16.20
Risk-free rate	2.12%
Annualized volatility	150%
Forecast horizon in years	1.20
Alternative Conversion Discount	20.0%
Maximum Shares to be Delivered	108,025

During the year ended December 31, 2022, L1 converted $1,750,000 of the Second L1 Note for 5,401 shares and a cash settlement of $1,146,901, resulting in a $143,598 loss on settlement of derivative. As of December 31, 2023 and 2022, the fair value of this derivative liability was $0.

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

Derivative Liabilities

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 14 (“Derivative Liability”), for a further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

The fair value of the Company’s financial instruments carried at fair value at December 31, 2023 and 2022 are as follows:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent Purchase Consideration	$–	$–	$–	$–
Derivative Liabilities	1,310,394	–	–	1,310,394
Total Liabilities	$1,310,394	$–	$–	$1,310,394

December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent Purchase Consideration	$–	$–	$–	$–
Derivative Liabilities	–	–	–	–
Total Liabilities	$–	$–	$–	$–

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the years ended December 31, 2023 and 2022:

	Level 3 Financial Liabilities for the Year Ended December 31, 2023
	Balance January 1, 2023	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance December 31, 2023
Liabilities:
Contingent Purchase Consideration	$–	$–	$–	$–	$–	$–
Derivative Liabilities	–	–	1,310,394	–	–	1,310,394
Total Liabilities	$–	$–	$1,310,394	$–	$–	$1,310,394

	Level 3 Financial Liabilities for the Year Ended December 31, 2022
	Balance January 1, 2022	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance December 31, 2022
Liabilities:
Contingent Purchase Consideration	$5,586,493	$–	$–	$–	$(5,586,493)	$–
Derivative Liabilities	–	143,598	1,052,350	(1,146,901)	(49,047)	–
Total Liabilities	$5,586,493	$143,598	$1,052,350	$(1,146,901)	$(5,635,540)	$–

15.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Current:
Federal	$–	$–
State and local	–	–
Foreign	(18,528)	–
Total current	(18,528)	–
Deferred:
Federal	–	–
State and local	–	–
Foreign	–	446,178
Total deferred	–	446,178
Total	$(18,528)	$446,178

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Computed tax at the expected statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	0.69%	0.67%
Permanent differences	-5.81%	-14.58%
Foreign deferred tax adjustment	-3.94%	-1.36%
Noncontrolling interest	-2.05%	-0.56%
Foreign tax differential	0.47%	0.10%
Change in valuation allowance	-15.70%	-5.27%
Other	-0.16%	0.00%
Total	5.51%	0.00%

The following tables set forth the components of income taxes payable at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Federal	$–	$–
State and local	–	–
Foreign	–	–
Total	$–	$–

The following tables set forth the components of deferred income taxes at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Non-current deferred tax assets:
Retirement benefits	$60,191	$73,756
Write down of investment(s)	49,741	49,636
Deferred revenue net	41,278	84,126
Stock options	3,387,305	–
Intangible amortization	1,409,730	–
Other	(95,338)	14,947
Net operating loss carryforwards	13,728,996	11,351,901
Less: valuation allowance	(18,581,903)	(11,574,366)
Total non-current deferred tax asset	–	–
Total deferred tax asset	$–	$–

Certain prior year deferred income tax balances have been reclassified to conform with the current year presentation. The changes do not have any financial impact on the Company’s consolidated financial statements.

As of December 31, 2023, the Company had federal, state and foreign net operating loss carryforwards of approximately $60.3 million, $8.5 million, and $2.9 million, respectively. Approximately $20.7 million of these NOL's begin to expire in 2032 and $39.6 million currently do not expire. The $8.5 million of state NOL's do not expire and the foreign NOL's begin to expire in 2023. The federal and state NOL's may be subject to limitation under IRS Sec. 382, the analysis of which is not yet complete. The Company has established a full valuation allowance against the US federal, state and foreign NOL carryforwards as well as its other US and foreign deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized in future years.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2017 through 2023. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations.

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

At December 31, 2023 and December 31, 2022, the Company had no shares of Series A Stock issued and outstanding.

Series B Preferred Stock

On August 4, 2020, the Company filed with the Secretary of State of the State of Florida a Certificate of Designation of Preferences, Rights and Limitations of Series B Stock designating 10,000,000 shares as Series B Preferred Stock (the “Series B Stock”).

At December 31, 2023 and 2022, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

On January 24, 2022, the Company issued 34 shares of common stock to a stockholder upon the conversion of 39,500 shares of Series C Stock.

On July 29, 2022, the Company issued 69 shares of common stock to a stockholder upon the conversion of 79,000 shares of Series C Stock.

On December 28, 2023, the Company repurchased 38,500 shares of Series C Stock from a stockholder for $40.

As of December 31, 2023 and 2022, the Company had 9,243,309 shares and 9,281,809 shares of Series C Stock issued and outstanding, respectively.

For the years ended December 31, 2023 and 2022, the Company declared cumulative dividends totaling $742,546 and $735,586, respectively, for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 1,970,404 and 163,596 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

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

The reverse stock splits did not have any impact on the number of authorized shares of common stock, which remains at 500,000,000 shares.

Registered Offerings

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

Private Offerings to Accredited Investors

During the year ended December 31, 2022, the Company sold 2,575 shares of common stock for gross proceeds of $275,000 to accredited investors in a private offering.

PIPE Offering and Related Waiver to Institutions

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

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the year ended December 31, 2023, the Company issued 1,167 shares of common stock with a fair market value of $31,968 to contractors for services rendered.

During the year ended December 31, 2022, the Company issued 298 shares of common stock with a fair market value of $116,736 to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Convertible Note Principal and Accrued Interest

During the year ended December 31, 2022, the Company issued 14,997 shares of common stock upon the conversion of $5,875,000 in convertible note principal and accrued interest.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2023 and 2022.

	Number of Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (Yrs.)
Balance January 1, 2022	7,079	$2,640.00	1.75
Warrants issued	214,018	$64.00
Warrants exercised	(13,953)	$–
Warrants forfeited	(284)	$–
December 31, 2022	206,860	$145.80	4.89
Warrants issued	4,058,719	$2.07
Warrants exercised	(1,403,461)	$–
Warrants forfeited	(62)	$–
Balance December 31, 2023	2,862,056	$7.93	4.84

All stock warrants are exercisable for a period ranging from three to five years from the date of issuance.

On January 31, 2023, in connection with the PIPE Offering described above (Note 16 – Stockholders’ Equity), the Company issued 66,372 Purchase Warrants to purchase an aggregate of 116,151 shares of common stock. The Purchase Warrants are immediately exercisable for $45.20 per share of common stock. The Purchase Warrant holders may also effect an alternative cashless exercise on or after the later of (i) the 30 day anniversary of the initial exercise date and (ii) the stockholder approval date (as defined in the 2023 SPA). In such event, the aggregate number of shares of common stock issuable in such alternative cashless exercise shall equal the product of the aggregate number of shares of common stock that would be issuable upon exercise of the Purchase Warrants and 0.85.

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

On September 7, 2023, in connection with the Registered Offering described above (Note 16 – Stockholders’ Equity), the Company issued 1,150,000 Series A Warrants and 1,150,000 Series B Warrants to purchase an aggregate 2,300,000 shares of common stock at $3.00 per share. The Warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The Series A Warrant holders may also effect an alternative cashless on or after the earlier of (i) thirty (30) days from the effective date of the registration statement filed with the SEC until the termination date and (ii) the date on which the aggregate composite trading volume of the Company’s common stock as reported by Bloomberg beginning on the date of the initial exercise date exceeds 15 million shares. In such event, the aggregate number of shares of common stock issuable in such alternative cashless exercise shall equal the product of the aggregate number of shares of common stock that would be issuable upon exercise of the Purchase Warrants and 0.50.

The Purchase Warrants were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the issuance ($2.22), an expected dividend yield of 0%, a historical volatility of 184.4%, a risk-free interest rate of 4.41%, and an expected term of one year. The Purchase Warrants were allocated a relative fair value of $1,375,248.

On December 21, 2023, in connection with the Alpha SPA described above (Note 12 – Debt), the Company issued a warrant for 757,036 shares of common stock with an exercise price of $1.78 per share and a warrant for 757,036 shares of common stock with an exercise price of $.001 per share. The warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date.

The Purchase Warrants were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the issuance ($1.31), an expected dividend yield of 0%, a historical volatility of 143.70%, a risk-free interest rate of 3.87%, and an expected term of one year. The Purchase Warrants were allocated a relative fair value of $1,102,852.

During the year ended December 31, 2022, the Company issued 13,953 shares of common stock upon the exercise of 13,953 Pre-Funded Warrants for gross proceeds of $279.

During the year ended December 31, 2023, the Company issued 117,139 shares of common stock upon the exercise of 117,139 Pre-Funded Warrants for gross proceeds of $12,363.

During the year ended December 31, 2023, the Company also issued 737,502 shares of common stock upon the cashless exercise of 1,286,322 purchase warrants.

As of December 31, 2023, the outstanding stock purchase warrants had an aggregate intrinsic value of $854,694.

Stock Options

The following table represents all outstanding and exercisable stock options at December 31, 2023.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Strike Price	Weighted Average Remaining Life (Yrs.)
2013	566	(566)	–	–	$–	–
2018	3	(3)	–	–	–	–
2021	348	–	348	232	$1,788.00	2.58
Total	917	(569)	348	232	$1,788.00	2.58

During the years ended December 31, 2023 and 2022, the Company recorded $139,067 and $315,332, respectively, in stock-based compensation expense related to stock options. Stock-based compensation expense is reported in selling, general and administrative on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

As of December 31, 2023, the total unrecognized cost of stock-based compensation related to stock options was $47,884. This cost is expected to be recognized over a weighted average period of 0.59 years.

As of December 31, 2023, the outstanding stock options had an aggregate intrinsic value of $0.

17.	SEGMENT INFORMATION

At December 31, 2023, the Company assessed its requirement for segment reporting. The Company utilized several criteria, including (i) its organizational structure, (ii) the manner in which its operations are managed, (iii) the criteria used by its Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance and (iv) the availability of separate financial information, as a basis to identify its operating segments.

The Company determined that it has three reportable business segments: Animation, Original Content, and Social & Technology. Animation includes the business of TDH and its subsidiaries, a company primarily based in the Philippines which provides production services for animated films and television series to a diverse base of global content providers and publishers. Original Content includes the business of CIM, a company operating in Los Angeles, California and Salt Lake City, Utah which develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities. Social & Technology includes the businesses of GSOC and GEDU, companies based in Boca Raton, Florida and Peachtree Corners, GA, respectively, which deliver content to children under the age of 13 years in a safe, secure platform that is COPPA compliant that can be monitored by parents or guardians, and provides protective web filtering solutions to block unwanted or inappropriate content, respectively.

The operating results of these business segments are regularly reviewed by the Company’s CODM who evaluates the performance of its business segments based primarily on revenue and operating profit or loss.

The Company’s determination, as described above, represents a change from previous years and, as such, the prior year’s segment information has been recast and disclosed herein to conform to the current year’s presentation.

The accounting policies of the reportable segments are the same as those described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by segment for purpose of evaluating financial performance.

Segment Results

The table below presents the results of operations by reportable segment for the years ended December 31, 2023:

	Animation	Original Content	Social & Technology	Corporate	Consolidated

Sales	$3,375,751	$237,579	$427,690	$–	$4,041,020
Cost of goods sold	2,477,040	154,585	42,815	–	2,674,440
Gross profit	898,711	82,994	384,875	–	1,366,580
Operating expenses:
Depreciation and amortization	186,338	400,515	3,758	–	590,611
Selling, general and administrative	1,491,335	1,971,982	2,280,424	1,915,263	7,659,004
Professional fees	117,841	575,227	1,690	864,732	1,559,490
Impairment of goodwill	954,655	3,921,451	–	–	4,876,106
Total operating expenses	2,750,169	6,869,175	2,285,872	2,779,995	14,685,211
Loss from operations	(1,851,458)	(6,786,181)	(1,900,997)	(2,779,995)	(13,318,631)
Other income (expense)
Interest expense, net	2,279	–	(606)	(556,359)	(554,686)
Loss on settlement of derivative liabilities	–	–	–	–	–
Unrealized gain on change in fair value of contingent purchase consideration	–	–	–	–	–
Unrealized gain on change in fair value of derivative liabilities	–	–	–	–	–
Other gains (losses)	(32,497)	–	8,102	27	(24,368)
Total other income (expense)	(30,218)	–	7,496	(556,332)	(579,054)
Loss before income taxes	(1,881,676)	(6,786,181)	(1,893,501)	(3,336,327)	(13,897,685)
Provision for income taxes (benefit)	(18,528)	–	–	–	(18,528)
Net loss	$(1,863,148)	$(6,786,181)	$(1,893,501)	$(3,336,327)	$(13,879,157)

The table below presents the results of operations by reportable segment for the years ended December 31, 2022:

	Animation	Original Content	Social & Technology	Corporate	Consolidated

Sales	$4,796,775	$146,070	$483,656	$–	$5,426,501
Cost of goods sold	3,448,382	206,511	9,873	–	3,664,766
Gross profit	1,348,393	(60,441)	473,783	–	1,761,735
Operating expenses:
Depreciation and amortization	210,220	97,677	3,677	–	311,574
Selling, general and administrative	1,621,092	1,579,149	2,257,189	1,855,715	7,313,145
Professional fees	125,174	660,924	18,863	662,362	1,467,323
Impairment of goodwill	6,202,888	5,137,227	–	–	11,340,115
Total operating expenses	8,159,374	7,474,977	2,279,729	2,518,077	20,432,157
Loss from operations	(6,810,981)	(7,535,418)	(1,805,946)	(2,518,077)	(18,670,422)
Other income (expense)
Interest expense, net	(3,598)	(794)	(136)	(3,344,339)	(3,348,867)
Loss on settlement of derivative liabilities	–	–	–	(143,598)	(143,598)
Unrealized gain on change in fair value of contingent purchase consideration	–	–	–	5,586,493	5,586,493
Unrealized gain on change in fair value of derivative liabilities	–	–	–	49,047	49,047
Other gains (losses)	(18,126)	23,700	55,787	145,426	206,787
Total other income (expense)	(21,724)	22,906	55,651	2,293,029	2,349,862
Loss before income taxes	(6,832,705)	(7,512,512)	(1,750,295)	(225,048)	(16,320,560)
Provision for income taxes (benefit)	446,178	–	–	–	446,178
Net loss	$(7,278,883)	$(7,512,512)	$(1,750,295)	$(225,048)	$(16,766,738)

Corporate functions including (i) the compensation of the Company’s executive management, (ii) services provided to the segments in areas such as accounting, information technology, legal and human resources, and (iii) financing and other transactional activities are not allocated to the segments and are included in "Corporate" in the table above. Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Management does not use total assets by segment to evaluate segment performance or allocate resources. As such, total assets by segment are not disclosed.

Geographic Information

The tables below present revenue by country for the years ended December 31, 2023 and 2022. Revenue amounts are based upon the location of the business segment servicing the customer.

	Year Ended December 31, 2023	Year Ended December 31, 2022

United States	$3,375,751	$4,796,775
Philippines	665,269	629,726
Total sales	$4,041,020	$5,426,501

The table below presents property and equipment, net by country, based on the physical location of the assets, as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

United States	$28,614	$25,099
Philippines	86,200	260,577
Total property and equipment, net	$114,814	$285,676

18.	COMMITMENTS AND CONTINGENCIES

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

See also Note 15 (“Income Taxes”).

19.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2023 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Common Stock Issued in Connection with Note Conversions

From January 8 to March 28, 2024, Generating Alpha Ltd. converted $3,939,678 of note principal for 6,861,666 shares of common stock.

Non-Binding Letter of Intent with Arctic7

On March 5, 2024, the Company signed a non-binding letter of intent to acquire Arctic7, Inc. (“Arctic7”), an emerging gaming industry service provider, through issuance of shares of its common stock. Arctic7 is currently engaged in the business of providing full game development, co-development, transmedia and virtual production services to its customers and partners.

Second Amending Agreement to the November 2023 SPA with Generating Alpha

On March 11, 2024, the Company entered into a second amendment agreement (the “Second Amendment”) to the November 2023 SPA with Generating Alpha, pursuant to which (1) the exercise price of each of the Warrant A and the Warrant C (as described in the November 2023 SPA) has been amended from $1.78 per share of common stock to $0.001 per share, and (2) the Company shall promptly effect a reverse stock split in the event that the closing price of its common stock falls below $0.25 per share for a period of five consecutive trading days.

In connection with the Second Amendment, the Company entered into an amendment to the December 2023 Note with Generating Alpha, pursuant to which in no event shall the conversion price be less than $0.25.

March 2024 SPA with Generating Alpha

On March 11, 2024, the Company entered into a securities purchase agreement (the “March 2024 SPA”) with Generating Alpha Ltd. pursuant to which it has agreed to issue and sell to the investor from time to time up to $25 million of common stock.

Pursuant to the March 2024 SPA, the Company may require Generating Alpha to purchase shares of common stock by delivering put notices to the investor, subject to certain conditions set forth therein, at a purchase price of 85% of the lowest traded price of its common stock during the 10 trading days immediately preceding the date 10 business days after the date the put shares have been accepted and cleared by investor’s brokerage firm. The Company has agreed to issue to Generating Alpha as a commitment fee a common stock purchase warrant for 2,314,814 shares of common stock with an exercise price of $0.001 per share.

April 2024 SPA with Generating Alpha

On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “April 2024 SPA”) with Generating Alpha Ltd. pursuant to which it has agreed to sell a convertible promissory note (the “April 2024 Note”), having an initial principal amount of $650,000, for a price of $520,000. In connection with the purchase and sale of the April 2024 Note, the Company has agreed to issue to Generating Alpha a common stock purchase warrant to acquire a total of 962,962 shares of our common stock. The transactions closed on April 4, 2024.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023, the end of the period covered by this Annual Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2023, our disclosure controls and procedures and internal control over financial reporting were not effective.

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

46

Item 9b. Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Darren M. Marks	57	Chief Executive Officer, President and Director

Jason A. Williams	50	Chief Financial Officer, Treasurer and Secretary

Norman Rosenthal	71	Director

Robert Stevens	58	Director

Thomas J. Rutherford	69	Director

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

Thomas J. Rutherford, Director

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

Board Diversity

The table below provides information relating to certain voluntary self-identified characteristics of our directors. Each of the categories listed in the table below has the meaning as set forth in Nasdaq Listing Rule 5605(f).

Board Diversity Matrix (As of December 31, 2023)
Total Number of Directors	4
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		4
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		4
Two or More Races or Ethnicities
LGBTQ
Did Not Disclose Demographic Background

Our Board seeks members from diverse professional backgrounds who combine a solid professional reputation and knowledge of our business and industry with a reputation for integrity. Our Board does not have a formal policy concerning diversity and inclusion but is in the process of establishing a policy on diversity. Diversity of experience, expertise, and viewpoints is one of many factors the Nominating and Corporate Governance Committee considers when recommending director nominees to our Board. Further, our Board is committed to actively seeking highly qualified women and individuals from minority groups and the LGBTQ+ community to include in the pool from which new candidates are selected. Our Board also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our Company. While our Board has continued its efforts to identify candidates that have such experience, it has currently been unable to identify any such candidates which fulfill the diversity requirement with the requisite professional experience.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons beneficially owning more than ten percent of our equity securities (“Reporting Persons”), to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of these reports and representations from the Reporting Persons that no other reports were required, we believe that, during our fiscal year ended December 31, 2023, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officers with compensation exceeding $100,000 during 2023 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darren Marks	2023	$300,000	$–	$–	$–	$–	$–	$–	$300,000
Chief Executive Officer and President	2022	$300,000	$–	$–	$–	$–	$–	$–	$300,000

Jason Williams	2023	$228,000	$–	$–	$–	$–	$–	$–	$228,000
Chief Financial Officer, Treasurer and Secretary	2022	$228,000	$–	$–	$–	$–	$–	$–	$228,000

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

2023 Director Compensation Table

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

Amended and Restated 2020 Equity Incentive Plan

On September 14, 2020, the Board and, on September 16, 2020, the shareholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock awards, restricted RSUs, performance units and performance shares (which may be designed to comply with Section 162(m) of the Internal Revenue Code) and stock appreciation rights to officers, directors, key employees, consultants and directors who provide services to the Company.

On June 23, 2023, the Board and, on August 8, 2023, the shareholders approved the Amended and Restated 2020 Equity Incentive Plan (the “A&R 2020 Plan”), which replaced the 2020 Plan. The A&R 2020 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The Company has reserved 10,000,000 shares for issuance under the A&R 2020 Plan.

As of April 11, 2024, an aggregate 5,265 shares of common stock and 6,950 options to purchase shares of common stock were issued under the 2020 Plan and no issuances have been made under the A&R 2020 Plan.

Outstanding Equity Awards

The Company’s Named Executive Officers had no outstanding equity awards on December 31, 2023.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 11, 2024, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Grom Social Enterprises, Inc., 2060 NW Boca Raton Blvd., Suite #6, Boca Raton, Florida, 33431.

The percentages below are calculated based on 8,924,696 shares of common stock and 9,243,309 shares of Series C Stock issued and outstanding as of April 11, 2024.

Name of Beneficial Owner	Common Stock		Percentage of Common Stock	Series C Preferred Stock		Percentage of Series C Stock	Combined Voting Power
Executive Officers and Directors:
Darren Marks	1,187	(1)	*	–		–	54.5%	(9)
Jason Williams	17		*	–		–	*
Robert Stevens	129	(3)	*	–		–	*
Norman Rosenthal	14	(4)	*	–		–	*
Thomas J. Rutherford	16		*	–		–	*
All officers and directors as a group (5 persons)	1,363	(5)	*	–		–	54.5%	(10)

5% or Greater Holders:
Denis J. Kerasotes 31 Fairview Lane Springfield, Illinois 62711	*	(6)	*	3,816,105	(11)	41.3%	–

Condor Equities, LLC (6) 2535 Webb Girth Road Gainesville, Georgia 30507	*	(8)(13)	*	3,131,300	(11)	33.3%	–

Section 3 Developments (7) 2415 Alta Monte Drive Cedar Park, Texas 78613	*		*	520,000	(11)	5.6%	–

Eileen F. Kerasotes Family Trust (8) 4747 County Road 501 Bayfield, CO 81122	*		*	472,420	(11)	5.1%	–

__________

*Less than 1%

(1) Represents 1,187 shares of common stock held by Family Tys, LLC (“Family Tys”), of which Mr. Marks is the managing member and over which Mr. Marks has voting and dispositive power. Does not include an aggregate of (i) 9,243,309 shares of Series C Stock (with 1.5625 votes per share, or 14,442,671 votes in the aggregate) and (ii) 2,353 shares, for which Mr. Marks has a voting proxy until May 20, 2023.

(3) Represents shares held by Thistle Investments, LLC, of which Mr. Stevens is managing member and over which Mr. Stevens has sole voting and dispositive power.

(4) Represents shares held by Tempest Systems, Inc., of which Mr. Rosenthal is chief executive officer and over which Mr. Rosenthal has sole voting and dispositive power.

(5) Does not include an aggregate of (i) 9,243,309 shares of Series C Stock (with 1.5625 votes per share, or 14,442,671 votes in the aggregate), and (ii) 2,353 shares of common stock, for which Mr. Marks has a voting proxy until May 20, 2023.

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

(9) Based upon (i) 23,721 shares of common stock held by Family Tys of which Mr. Marks is the managing member and over which Mr. Marks has voting and dispositive power and (ii) the voting rights to an aggregate of (A) 2,353 shares of common stock held by certain holders of our Series C Stock, and (B) 9,243,309 shares of Series C Stock, having the right to 1.5625 votes for each share of Series C Stock for which Mr. Marks has a voting proxy until May 20, 2023.

(10) Includes 9,243,309 shares of Series C Stock (with 1.5625 votes per share, or 14,442,671 votes in the aggregate).

(11) Darren Marks, the Company’s Chief Executive Officer, President, and a director, has the voting rights to such shares of Series C Stock and common stock until May 20, 2023, pursuant to voting proxies from such shareholders.

Series C Stock

Darren Marks, the Company’s Chief Executive Officer, President, and a director, has a majority of the voting rights of the Series C Stock until May 20, 2025, pursuant to a proxy from certain Series C shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Darren Marks’s Family

The Company has engaged the family of Darren Marks, its Chief Executive Officer, to assist in the development of the Grom Social mobile application. These individuals create and produce original short form content focusing on social responsibility, anti-bullying, digital citizenship, unique blogs, and special events. Sarah Marks, the wife of Mr. Marks, and Zach Marks, Luke Marks, Caroline Marks, Jack Marks, Dawson Marks and Victoria Marks, each Mr. Marks’s children, are, or have been, by the Company employed or independently contracted.

During the year ended December 31, 2023, Zach Marks was employed by Grom Social as its Founder and Content Creator and receives an annual salary of $103,000. Effective August 4, 2023, Luke Marks resigned from his position of Content Coordinator from which he received an annual salary of $30,000.

During the years ended December 31, 2023 and 2022, the Marks family was paid a total of $122,542 and $112,500, respectively.

Compensation for services provided by the Marks family is expected to continue for the foreseeable future.

Liabilities Due to Executive Officers and/or Directors

On July 13, 2018, our director, Thomas Rutherford, loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and matured on August 11, 2018. On April 21, 2023, the Company repaid the $50,000 principal balance of the note. During the years ended December 31, 2023 and 2022, the Company accrued interest expense of $1,521 and $5,000, respectively, on the note.

At December 31, 2023 and 2022, the aggregate related party payables was $23,904 and $72,383, respectively, of which $23,904 and $22,383, respectively, were reported under accrued liabilities on the Company’s Consolidated Balance Sheets.

Voting Proxies

On May 20, 2023, certain Series C Stock holders extended proxies with Darren Marks, an officer and director of the Company, granting him the power to vote all of their shares of Series C Stock, and all other securities that they hold of the Company, for a period of two years. As a result, Mr. Marks currently has 54.5% of the Company’s combined voting power.

Director Independence

Our Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Stock Market (“Nasdaq”). Based on this review, the Board of Directors determined that Messrs. Rosenthal, Rutherford and Stevens are independent, as defined in Rule 5605(a)(2) of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Upon recommendation of the Audit Committee of the Board of Directors, the Board appointed Rosenberg Rich Baker Berman, P.A. as our independent registered public accounting firm for the year ending December 31, 2023.

The following table reflects the aggregate fees billed for professional services rendered by Rosenberg Rich Baker Berman, P.A. in the years ended December 31, 2023 and 2022:

Services	2023	2022
Audit Fees	$216,000	$190,000
Audit-Related Fees	85,000	12,500
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$301,000	$202,500

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2023 and 2022 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the audit. This category includes fees related to consents and comfort letters on registration statements.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation.

All Other Fees. Consists of amounts billed for services other than those noted above.

Audit Committee’s Pre-Approval Practice

The Audit Committee of the Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by our independent registered public accounting firm in 2023 and 2022, consistent with the Audit Committee’s responsibility for engaging our independent registered public accounting firm. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with our independent registered public accounting firm maintaining its independence. The percentage of hours expended on our independent registered public accounting firm ’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2019)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company, filed May 7, 2021, effective as of May 13, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2021)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2021)
3.7	Certificate of Amendment to the Articles of Incorporation of the Company, filed on December 6, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2022)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
4.2	Certificate of Designation of Series A Convertible Preferred Stock, dated February 22, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019)
4.3	Articles of Amendment to Articles of Incorporation, dated May 31, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2019)
4.5	Certificate of Designation of Series B 8% Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
4.5	Common Stock Purchase Warrant, dated February 9, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
4.6	8% Convertible Promissory Note, dated August 19, 2021, issued by Grom Social Enterprises, Inc. to Curiosity Ink Media LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
4.7	Form of $4,400,000 Principal Amount, 10% Original Issue discount Senior Secured Convertible Note issued to L1 Capital, due March 14, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
4.8	Form of Common Stock Purchase Warrant issued to L1 Capital, exercisable at $4.20 for 813,278 shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
4.9	Amended and Restated $4,400,000 Principal Amount, 10% Original Issue Discount Senior Secured Convertible Note issued to L1 Capital on October 20, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2021)

4.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 6, 2022)
4.11	Form of Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 6, 2022)
4.12	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 31, 2023)
4.13	Form of Prefunded Warrant Agreement (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 31, 2023)
4.14	Form of Series A Warrant relating to the September 2023 Offering (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023)
4.15	Form of Series B Warrant relating to the September 2023 Offering (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023)
4.16	Form of Pre-Funded Warrant relating to the September 2023 Offering (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023)
4.17	Form of $4,000,000 Principal Amount, 9% Original Issue Discount Note issued to Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 15, 2023)
4.18	Form of Common Stock Purchase Warrant issued to Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 15, 2023)
4.19	First Amendment, dated March 11, 2024, to Convertible Promissory Note, dated November 9, 2023, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2024)
4.20	Common Stock Purchase Warrant, dated March 11, 2024, issued to Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2024)
4.21	Form of $650,000 Principal Amount, 20% Original Issue Discount Note issued to Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 5, 2024)
4.22	Form of Common Stock Purchase Warrant issued to Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 5, 2024)
9.1	Form of Voting Agreement by and between Grom Social Enterprises, Inc., certain shareholders of Grom Social Enterprises, Inc., and Generating Alpha Ltd. (Incorporated by reference to Exhibit 9.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 15, 2023)
9.2	Form of Voting Agreement by and between Grom Social Enterprises, Inc., certain shareholders of Grom Social Enterprises, Inc., and Generating Alpha Ltd. (Incorporated by reference to Exhibit 9.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 5, 2024)
10.1	Form of Sales Rep Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.2	Consulting Agreement and Addendum (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 13, 2016)
10.3	Sublease Agreement with Grom Social, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 3, 2016)
10.4	Purchase and Sale Agreement with Forcefield (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016)

10.5	Copy of Letter of Intent with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2017)
10.6	Share Exchange Agreement with Grom Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017)
10.7*	Employment Agreement, dated June 1, 2016, between the Company and Darren Marks (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.8	Acquisition Agreement of TD Holdings (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2017)
10.9	Memorandum of Understanding with Fyoosion LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2017)
10.10	Asset Purchase Agreement with Fyoosion LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2018)
10.11	Amending Agreement to the Share Sale Agreement for the Entire Issued Share Capital of TD Holdings Limited and the Secured Promissory Note (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2018)
10.12	$1.0 Million Convertible Promissory Note with TeleMate.net (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.13	Investment Banking Agreement with Newbridge Securities Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.14	Form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.15	Subscription Agreement for Series A Stock (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.16	Purchase and Sale Agreement with TeleMate.Net (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.17	Grom Educational Services Peachtree Pointe Lease (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019).
10.18	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2019)
10.19	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2019
10.20	Form of 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.21	Form of 12% Senior Secured Convertible Promissory Note(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.22	Form of Subscription Agreement for 12% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.23	Intercreditor Deed (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.24	Security Agent Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.25	Third Amendment to the TDH Share Sell Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.26	Security Agreement, dated March 16, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)
10.27	Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020)

10.28	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.29	Form of Exchange Agreement for Series A 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.30	Form of Subscription Agreement for Series B Convertible Stock (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)
10.31	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.32	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.33	Form of NonQualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.34	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.35	Form of Grant of Stock Appreciation Rights (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)
10.36	Securities Purchase Agreement, dated February 9, 2021, between the Company and Auctus Fund, LLC incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021)
10.37	Note Cancellation and General Release, dated March 17, 2021 from Newbridge Securities Corporation (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2021)
10.38	Common Stock Purchase Warrant, dated March 11, 2021, issued to FirstFire Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.39	Securities Purchase Agreement, dated March 11, 2021, between the Company and FirstFire Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.40	Form of Exchange Agreement for exchange of Series B Stock for Series C Stock (incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2021)
10.41	Membership Interest Purchase Agreement, dated July 29, 2021, by and among the Company, Curiosity and the Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021)
10.42	Amended and Restated Limited Liability Company Agreement dated as of August 19, 2021 by and among CIM, Grom and Sellers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.43	Employment Agreement dated as of August 19, 2021 between the Company and Russell Hicks (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.44	Non-Qualified Stock Option Agreement dated August 19, 2021 between the Company and Russell Hicks (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.45	Employment Agreement dated as of August 19, 2021 between the Company and Brent Watts (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.46	Non-Qualified Stock Option Agreement dated August 19, 2021 between the Company and Brent Watts (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021)
10.47	Securities Purchase Agreement, Dated as of September 14, 2021 (“Closing Date”), between Grom Social Enterprises, Inc., a Florida corporation (the “Company”), and L1 Capital Global Master Fund (“L1 Capital”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.48	Form of Subsidiary Guaranty executed by Company subsidiaries, in favor of L1 Capital (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.49	Form of Registration Rights Agreement, dated September 14, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.50	Form of Security Agreement, dated as of September 14, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.51	Form of Intercreditor Agreement, dated as of September 14, 2021, between the Company, L1 Capital and certain pre-existing creditors of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.52	Amended and Restated Securities Purchase Agreement, dated October 20, 2021, between the Company and L1 Capital (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2021)
10.53	10% Original Issue Discount Promissory Note dated January 20, 2022, between the Company”, and L1 Global Capital Master Fund (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
10.54	Common Stock Purchase Warrant to purchase 303,682 shares of the Company’s common stock issued to L1 Global Capital Master Fund, dated January 20, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
10.55	Form of Registration Rights Agreement, dated January 20, 2022, between the Company and L1 Capital Master Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022).
10.56	Form of Warrant Agent Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on December 13, 2022, filed with the Securities and Exchange Commission on December 6, 2022)
10.57	Form of Lockup Agreement (Incorporated by reference to Exhibit 10.71 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 6, 2022)
10.58	Securities Purchase Agreement, dated January 25, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.59	Amendment No. 1 to Securities Purchase Agreement, dated January 30, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.60	Amendment No. 2 to Securities Purchase Agreement, dated January 30, 2023, between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.61	Waiver Agreement, dated January 30, 2023, between the Company and L1 Capital Global Opportunities Master Fund (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.62	Registration Rights Agreement by and between Grom Social Enterprises, Inc. and the Hudson Bay Master Fund Ltd. dated January 25, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.63	Securities Purchase Agreement, dated November 9, 2023, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 15, 2023)
10.64	Form of Registration Rights Agreement by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 15, 2023)
10.65	First Amendment, dated November 20, 2023, to Securities Purchase Agreement, dated November 9, 2023, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 21, 2023)
10.66	Second Amendment, dated March 11, 2024, to Securities Purchase Agreement, originally dated November 9, 2023, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2024)
10.67	Securities Purchase Agreement, dated March 11, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2024)

10.68	Registration Rights Agreement, dated March 11, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2024)
10.69	Securities Purchase Agreement, dated April 1, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 5, 2024)
10.70	Form of Registration Rights Agreement by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 5, 2024)
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018)
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith)
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act(filed herewith)
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Management compensation agreement

** Filed herewith

ITEM 16. FORM 10–K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Grom Social Enterprises, Inc.

Dated: April 16, 2024	By:	/s/ Darren Marks
Darren Marks Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Marks	Chief Executive Officer, President and Chairman	April 16, 2024
Darren Marks	(Principal Executive Officer)

/s/ Jason Williams	Chief Financial Officer, Treasurer and Secretary	April 16, 2024
Jason Williams	(Principal Financial and Accounting Officer)

/s/ Thomas Rutherford	Director	April 16, 2024
Thomas Rutherford

/s/ Robert Stevens	Director	April 16, 2024
Robert Stevens

/s/ Norman Rosenthal	Director	April 16, 2024
Norman Rosenthal

