Form 10-Q
period 2024-03-31
Grom Social Enterprises, Inc.
filed 2024-05-20
CIK 1662574

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, 9,021,617 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$452,454	$2,505,449
Accounts receivable, net	820,755	826,073
Inventory, net	44,771	43,205
Prepaid expenses and other current assets	688,578	527,539
Total current assets	2,006,558	3,902,266
Operating lease right of use assets	720,641	796,600
Property and equipment, net	107,588	114,814
Goodwill	5,691,378	5,691,378
Intangible assets, net	5,151,703	5,194,209
Deferred financing costs	2,470,605	–
Other assets	2,747,811	2,433,415
Total assets	$18,896,284	$18,132,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$733,966	$865,266
Accrued liabilities	321,171	293,279
Dividends payable	1,299,210	1,114,344
Advanced payments and deferred revenues	437,335	376,613
Convertible notes payable, net – current	107,116	254,146
Loans payable – current	250,000	–
Derivative liabilities	–	1,310,394
Lease liabilities – current	193,375	205,575
Total current liabilities	3,342,173	4,419,617
Convertible notes payable, net of loan discounts	8,245	540,443
Lease liabilities	553,008	614,443
Other noncurrent liabilities	405,233	240,763
Total liabilities	4,308,659	5,815,266

Commitments and contingencies (Note 20)

Stockholders' Equity:
Series A preferred stock, $0.001 par value. 2,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	–	–
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	–	–
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; 9,243,309 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9,243	9,243
Common stock, $0.001 par value. 500,000,000 shares authorized; 8,927,261 and 1,970,404 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8,927	1,970
Additional paid-in capital	115,012,885	108,311,684
Accumulated deficit	(100,888,589)	(96,742,387)
Accumulated other comprehensive loss	(349,999)	(159,603)
Total Grom Social Enterprises, Inc. stockholders' equity	13,792,467	11,420,907
Noncontrolling interests	795,158	896,509
Total stockholders' equity	14,587,625	12,317,416
Total liabilities and equity	$18,896,284	$18,132,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023

Sales	$874,232	$1,199,643
Cost of goods sold	611,895	659,506
Gross profit	262,337	540,137
Operating expenses:
Depreciation and amortization	142,634	153,190
Selling, general and administrative	1,535,844	1,875,360
Professional fees	344,876	276,920
Total operating expenses	2,023,354	2,305,470
Loss from operations	(1,761,017)	(1,765,333)
Other income (expense)
Interest expense, net	(3,413,520)	(480,778)
Gain (loss) on settlement of derivative liabilities	(7,734)	–
Unrealized gain on change in fair value of derivative liabilities	1,142,314	–
Other gains (losses)	(22,730)	15,786
Total other income (expense)	(2,301,670)	(464,992)
Loss before income taxes	(4,062,687)	(2,230,325)
Provision for income taxes (benefit)	–	–
Net loss	(4,062,687)	(2,230,325)
Loss attributable to noncontrolling interests	(101,351)	(86,030)
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(3,961,336)	(2,144,295)
Dividends to Series C preferred stockholders	184,866	185,636
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	(4,146,202)	(2,329,931)

Basic and diluted loss per common share	$(1.47)	$(8.55)

Weighted-average number of common shares outstanding:
Basic and diluted	2,811,207	272,405

Comprehensive loss:
Net loss	$(4,062,687)	$(2,230,325)
Foreign currency translation adjustment	(190,396)	29,636
Comprehensive loss	(4,253,083)	(2,200,689)
Comprehensive loss attributable to noncontrolling interests	(101,351)	(86,030)
Comprehensive loss attributable to Grom Social Enterprises, Inc. common stockholders	$(4,151,732)	$(2,114,659)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2023	–	$–	–	$–	9,281,809	$9,282

Net loss	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in connection with sales made under public offerings	–	–	–	–	–	–
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant					–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, March 31, 2023	–	$–	–	$–	9,281,809	$9,282

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2024	–	$–	–	$–	9,243,309	$9,243

Net income (loss)	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–
Dividends declared for Series C preferred stock	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional and other services	–	–	–	–	–	–
Issuance of common stock purchase warrants as consideration for equity line of credit	–	–	–	–	–	–
Conversion of note principal and accrued interest into common stock	–	–	–	–	–	–
Settlement of derivative liability	–	–	–	–	–	–
Stock based compensation expense related to stock options	–	–	–	–	–	–

Balance, March 31, 2024	–	$–	–	$–	9,243,309	$9,243

(continued)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2023	163,596	$164	$101,728,706	$(83,472,412)	$(166,129)	$2,248,237	$20,347,848

Net loss	–	–	–	(2,144,295)	–	(86,030)	(2,230,325)
Change in foreign currency translation	–	–	–	–	29,636	–	29,636
Dividends declared for Series C preferred stock	–	–	–	(185,636)	–	–	(185,636)
Issuance of common stock in connection with sales made under public offerings	5,000	5	2,448,354	–	–	–	2,448,359
Issuance of common stock in connection with the exercise of common stock purchase warrants	235,074	235	12,074	–	–	–	12,309
Issuance of common stock in exchange for consulting, professional and other services	1,167	1	31,967	–	–	–	31,968
Issuance of common stock purchase warrants as consideration for waiver of a financing covenant	–	–	350,038	–	–	–	350,038
Stock based compensation expense related to stock options	–	–	44,822	–	–	–	44,822
Balance, March 31, 2023	404,837	$405	$104,615,961	$(85,802,343)	$(136,493)	$2,162,207	$20,849,019

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Interests	Equity

Balance, January 1, 2024	1,970,404	$1,970	$108,311,684	$(96,742,387)	$(159,603)	$896,509	$12,317,416

Net income (loss)	–	–	–	(3,961,336)	–	(101,351)	(4,062,687)
Change in foreign currency translation	–	–	–	–	(190,396)	–	(190,396)
Dividends declared for Series C preferred stock	–	–	–	(184,866)	–	–	(184,866)
Issuance of common stock in exchange for consulting, professional and other services	95,191	95	73,685	–	–	–	73,780
Issuance of common stock purchase warrants as consideration for equity line of credit	–	–	2,498,364	–	–	–	2,498,364
Conversion of note principal and accrued interest into common stock	6,861,666	6,862	3,932,816	–	–	–	3,939,678
Settlement of derivative liability	–	–	175,814	–	–	–	175,814
Stock based compensation expense related to stock options	–	–	20,522	–	–	–	20,522

Balance, March 31, 2024	8,927,261	$8,927	$115,012,885	$(100,888,589)	$(349,999)	$795,158	$14,587,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities of continuing operations:
Net loss	$(4,062,687)	$(2,230,325)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	147,019	206,834
Amortization of debt discount	3,333,383	5,206
Amortization of right-of-use assets	–	72,869
Provision for credit losses	–	7,149
Common stock issued for financing costs	–	350,039
Common stock issued in exchange for fees and services	–	31,968
Retirement benefit cost	8,258	46,363
Stock based compensation	20,522	44,822
Loss on disposal of property and equipment	–	559
Loss on settlement of derivative liability	7,734	–
Unrealized (gain) loss on change in fair value of derivative liabilities	(1,142,314)	–
Unrealized (gain) loss on foreign exchange	9,347	–
Changes in operating assets and liabilities:
Accounts receivable	(60,158)	328,687
Inventory	7,823	(6,768)
Prepaid expenses and other current assets	(164,537)	(15,441)
Other assets	(409,622)	(107,977)
Accounts payable	(65,355)	(469,751)
Accrued liabilities	159,796	(29,489)
Advanced payments and deferred revenues	(34,688)	(130,862)
Income taxes payable and other noncurrent liabilities	(112)	(208,373)
Operating lease liabilities	–	(68,066)
Net cash provided by (used in) operating activities	(2,245,591)	(2,172,556)

Cash flows from investing activities:
Purchase of property and equipment	(3,741)	(15,193)
Proceeds from the sale of property and equipment	–	4,688
Net cash provided by (used in) investing activities	(3,741)	(10,505)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	–	2,448,359
Proceeds from exercise of common stock purchase warrants, net of issuance costs	–	12,309
Proceeds from loans payable	250,000	–
Repayments of convertible notes	(45,173)	(40,089)
Net cash provided by (used in) financing activities	204,827	2,420,579

Effect of exchange rates on cash and cash equivalents	(8,490)	28,061
Net increase (decrease) in cash and cash equivalents	(2,052,995)	265,579
Cash and cash equivalents at beginning of period	2,505,449	3,871,176
Cash and cash equivalents at end of period	$452,454	$4,136,755

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,869	$6,917
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce accounts payable and other accrued liabilities	$73,780	$–
Conversion of note principal and accrued interest into common stock	$3,939,678	$–
Dividends payable to Series C preferred stockholders	$184,866	$185,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

GROM SOCIAL ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

1.	NATURE OF OPERATIONS

Grom Social Enterprises, Inc. (the “Company” or “GROM”), a Florida corporation f/k/a Illumination America, Inc. (“ILLU”), is a media, technology and entertainment company. The Company is focused on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with the Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content.

The Company operates its business through the following five operating subsidiaries:

•	Grom Social, Inc. (“GSOC”), incorporated in the State of Florida on March 5, 2012, operates the Company’s social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TDH”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation, and (ii) Top Draw Animation, Inc. “TDAM”), a Philippines corporation. The group’s principal service-based activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GEDU”), incorporated in the State of Florida on January 17, 2017, operates the Company’s web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNUT”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 9, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

The Company owns 100% of each of GSOC, TDH, GEDU and GNUT, and 80% of CIM.

The Company has three reportable business segments: Animation, which includes TDH; Original Content, which includes CIM; and Social & Technology, which includes GSOC and GEDU.

2.	GOING CONCERN

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt.

On a consolidated basis, the Company has incurred significant operating losses since its inception. As of March 31, 2024, the Company has an accumulated deficit of $100.9 million. During the three months ended March 31, 2024, it used approximately $2.2 million in cash for operating activities.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. For the three months ended March 31, 2024, the condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries GSOC, TDH, GEDU, GNUT, and CIM. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary, CIM, as equity in the consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net loss in the condensed consolidated statements of operations and comprehensive loss.

These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments, which include intercompany balances and transactions are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at December 31, 2023, as presented in the Company’s Annual Report on Form 10-K filed on April 16, 2024 with the SEC.

Certain amounts for the prior year period have been reclassified to conform to current period’s presentation.

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

Update to Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on April 16, 2024, that are of significance, or potential significance, to the Company.

4.	ACCOUNTS RECEIVABLE

The following table sets forth the components of the Company’s accounts receivable at March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023

Billed accounts receivable	$274,745	$495,991
Unbilled accounts receivable	589,671	374,206
Allowance for doubtful accounts	(43,661)	(44,124)
Total accounts receivable, net	$820,755	$826,073

During the three months ended March 31, 2024, the Company had two customers that accounted for 77.8% of revenues. During the three months ended March 31, 2023, the Company had three customers that accounted for 76.3% of revenues.

At March 31, 2024, the Company had one customer that accounted for 66.7% of accounts receivable. At December 31, 2023, the Company had two customers that accounted for 80.5% of accounts receivable.

5.	INVENTORY

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

As of March 31, 2024 and December 31, 2023, the Company’s inventory totaled $44,771 and $43,205, respectively, and was comprised of work-in-progress of $39,218 and $40,722, and finished goods of $5,553 and $2,483, respectively.

6.	LEASES

The Company has entered into operating leases primarily for office space. These leases have original terms which range from two years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. During the three months ended March 31, 2024, the Company did not record any additional right of use (“ROU”) assets or lease liabilities related to new operating leases.

The future minimum payment obligations at March 31, 2024 for operating leases are as follows:

Remainder of 2024	$199,800
2025	272,852
2026	221,640
2027	232,723
Thereafter	–
Total	$927,015

These operating leases are listed as separate line items on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's condensed consolidated balance sheets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities are as follows:

Three Months Ended March 31, 2024
Cash paid for operating lease liabilities	$84,413
Weighted-average remaining lease term in years	3.3
Weighted-average discount rate	10%

For the three months ended March 31, 2024 and 2023, the Company recorded rent expenses related to lease obligations of $87,065 and $100,102, respectively. Rent expenses related to lease obligations are allocated between cost of goods sold and selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

7.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$2,493,994	$(2,449,707)	$44,287	$2,516,090	$(2,471,833)	$44,257
Machinery and equipment	178,422	(173,798)	4,624	180,317	(174,844)	5,473
Vehicles	11,606	(11,606)	–	11,729	(11,729)	–
Furniture and fixtures	371,747	(364,835)	6,912	375,429	(367,286)	8,143
Leasehold improvements	1,066,523	(1,014,758)	51,765	1,077,852	(1,020,911)	56,941
Total fixed assets	$4,122,292	$(4,014,704)	$107,588	$4,161,417	$(4,046,603)	$114,814

For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $10,062 and $69,876, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

At March 31, 2024 and December 31, 2023, the carrying amount of the Company’s goodwill was $5,691,378.

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the periods ended March 31, 2024 and December 31, 2023:

	Animation	Original Content	Consolidated

Balance, January 1, 2023	$1,901,168	$8,666,316	$10,567,484
Impairment charge	(954,655)	(3,921,451)	(4,876,106)
Balance, December 31, 2023	946,513	4,744,865	5,691,378
Impairment charge	–	–	-
Balance, March 31, 2024	$946,513	$4,744,865	$5,691,378

The following table sets forth the components of the Company’s intangible assets at March 31, 2024 and December 31, 2023:

		March 31, 2024			December 31, 2023
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Customer relationships	10.00	$1,526,282	$(1,182,869)	$343,413	$1,526,282	$(1,144,711)	$381,571
Licensing agreement	19.60	341,728	(46,383)	295,345	341,728	(42,035)	299,693
Subtotal		1,868,010	(1,229,252)	638,758	1,868,010	(1,186,746)	681,264
Intangible assets not subject to amortization:
Books and stories content		126,698	–	126,698	126,698	–	126,698
Trade names		4,386,247	–	4,386,247	4,386,247	–	4,386,247
Total intangible assets		$6,380,955	$(1,229,252)	$5,151,703	$6,380,955	$(1,186,746)	$5,194,209

For the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $42,505, respectively.

The following table provides information regarding estimated remaining amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

Remainder of 2024	$127,516
2024	170,022
2025	93,708
2026	17,394
2027	17,394
Thereafter	212,724
Total remaining intangible assets subject to amortization	$638,758

9.	DEFERRED FINANCING COSTS

The Company accounts for issuance costs related to its equity line of credit as a deferred asset on the condensed consolidated balance sheets, which is amortized over the life of the equity line of credit and recognized as interest expense on the consolidated statements of operations

At March 31, 2024, the carrying amount of the Company’s deferred financing costs were $2,470,605. During the three months ended March 31, 2024, the Company recognized amortization expense of $27,760.

Refer to Note 16 – Stockholders’ Equity for additional information.

10.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Capitalized prepublication costs	$173,145	$173,949
Capitalized produced and licensed content costs	1,912,658	1,503,036
Capitalized website development costs	589,074	682,722
Deposits	72,934	73,708
Total other assets	$2,747,811	$2,433,415

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

The following tables set forth the components of the Company’s capitalized costs at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Depreciation	Net Book Value
Capitalized prepublication costs	$178,648	$(5,503)	$173,145	$178,648	$(4,699)	$173,949
Capitalized produced and licensed content costs	1,912,658	–	1,912,658	1,503,036	–	1,503,036
Capitalized website development costs	1,123,772	(534,698)	589,074	1,123,772	(441,050)	682,722
Total capitalized costs	$3,215,078	$(540,201)	$2,674,877	$2,805,456	$(445,749)	$2,359,707

For the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $94,452, respectively.

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts, or trade, payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. At March 31, 2024 and December 31, 2023, the aggregate accounts payable were $733,966 and $865,266, respectively.

Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Executive and employee compensation	$84,781	$53,582
Interest on convertible notes and promissory notes	137,924	61,216
Other accrued expenses and liabilities	98,466	178,481
Total accrued liabilities	$321,171	$293,279

12.	RELATED PARTY TRANSACTIONS AND PAYABLES

At March 31, 2024 and December 31, 2023, the aggregate related party payables were $23,904, respectively, all of which were reported under accrued liabilities on the Company’s condensed consolidated balance sheets.

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

As of March 31, 2024, Zach Marks was employed by GSOC as its Founder and Content Creator and receives an annual salary of $103,000.

During the three months ended March 31, 2024 and 2023, the Marks family was paid a total of $25,750 and $33,250, respectively. Compensation for services provided by the Marks family is expected to continue for the foreseeable future.

Liabilities Due to Officers and/or Directors

On July 13, 2018, our director, Thomas Rutherford, loaned the Company $50,000. The loan bears interest at a rate of 10% per annum and matured on August 11, 2018. On April 21, 2023, the Company repaid the $50,000 principal balance of the note. As of March 31, 2024, an aggregate of $23,904 in accrued interest expense remains unpaid on the note.

13.	DEBT

The following tables set forth the components of the Company’s convertible notes as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
9% Secured Convertible Note with Original Issuance Discounts (Generating Alpha)	$60,322	$4,000,000
10% Secured Convertible Notes with Original Issuance Discounts (OID Notes)	75,000	75,000
12% Senior Secured Convertible Notes (TDH Secured Notes)	25,944	63,905
12% Senior Secured Convertible Notes (Additional Secured Notes)	4,929	12,142
Loan discounts	(50,834)	(3,356,458)
Total convertible notes, net	115,361	794,589
Less: current portion of convertible notes, net	(107,116)	(254,146)
Convertible notes, net	$8,245	$540,443

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

On March 11, 2024, the Company entered into a second amendment agreement (the “Second Amendment”) to the Alpha SPA pursuant to which (1) the exercise price of each of the Warrant A and the Warrant C (as described in the Alpha SPA) has been amended from $1.78 per share of common stock to $0.001 per share, and (2) the Company shall promptly effect a reverse stock split in the event that the closing price of its common stock falls below $0.25 per share for a period of five consecutive trading days.

In connection with the Second Amendment, the Company also entered into an amendment (the “First Note Amendment”) to the Convertible Promissory Note originally dated November 9, 2023 (together with the First Note Amendment, the “Note”) with the Investor, pursuant to which Section 1.1(a) of the Note was amended to add that in no event shall the Conversion Price (as defined in the Note) be less than $0.25.

At March 31, 2024, the principal balance of these notes was $60,322 and the remaining balance on the associated loan discounts was $50,834.

10% Secured Convertible Notes with Original Issuance Discounts (“OID Notes”)

During the year ended December 31, 2017, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 10.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $14,976.00. As of March 31, 2024, the remaining principal balance of these notes was $25,000.

During the year ended December 31, 2018, the Company issued a series of secured, convertible notes with original issuance discounts to accredited investors. The notes were issued with original issuance discounts of 20.0%, bear interest at a rate of 10% per annum (payable semiannually in cash), and carry a two-year term with a fixed conversion price of $9,600.00. As of March 31, 2024, the remaining principal balance of these notes was $50,000.

At March 31, 2024, the aggregate principal balance of these notes was $75,000 and all associated loan discounts were fully amortized. No notices of default or demands for payment have been received by the Company.

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

At March 31, 2024, the principal balance of these notes was $25,944 and all associated loan discounts were fully amortized.

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

At March 31, 2024, the principal balance of these notes was $4,929 and all associated loan discounts were fully amortized.

Future Minimum Principal Payments

The remaining principal repayments based upon the maturity dates of the Company’s borrowings for each of the next five years are as follows:

Remainder of 2024	$113,776
2025	11,398
2026	12,468
2027	13,637
2028	14,917
Total future minimum principal payments	$166,196

14.	DERIVATIVE LIABILITIES

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

The Company assessed the alternate conversion price and determined that it represented a derivative liability with a fair value of $1,310,394 at December 31, 2023.

On March 11, 2024, the Company entered into an amendment to the First Alpha Note originally dated November 9, 2023 with the investor, pursuant to which the Note was amended to add that in no event shall the conversion price be less than $0.25. The addition of a floor price to the alternative conversion price settled the derivative liability as it eliminated the uncertainty surrounding the issuance of an indeterminable number of shares under the terms of the First Alpha Note.

The fair values of derivative liability were calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	May 11,	March 8,	January 19,	December 31,
	2024	2024	2024	2023
Stock price	$ 1.08	$ 1.07	$ 0.76	$ 1.13
Strike price	1.50	1.50	1.50	1.50
Risk-free rate	4.0%	4.0%	4.0%	3.8%
Annualized volatility	99.0%	99.0%	99.0%	100.0%
Forecast horizon in years	4.8	4.8	5.0	5.0
Alternative Conversion Price	85.0%	85.0%	85.0%	85.0%
Implied Discount Rate	25.1%	24.7%	25.2%	27.3%

The derivative was re-measured at each conversion date and at the date of the amendment on March 11, 2024, resulting in the reclassification of the $175,814 derivative liability to additional paid-in capital.

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

The fair value of the Company’s financial instruments carried at fair value at March 31, 2024 and December 31, 2023 are as follows:

March 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent Purchase Consideration	$–	$–	$–	$–
Derivative Liabilities	–	–	–	–
Total Liabilities	$–	$–	$–	$–

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent Purchase Consideration	$–	$–	$–	$–
Derivative Liabilities	1,310,394	–	–	1,310,394
Total Liabilities	$1,310,394	$–	$–	$1,310,394

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2024 and 2023:

	Level 3 Financial Liabilities for the Three Months Ended March 31, 2024
	Balance January 1, 2024	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance March 31, 2024
Liabilities:
Contingent Purchase Consideration	$–	$–	$–	$–	$–	$–
Derivative Liabilities	1,310,394	–	–	–	–	–
Total Liabilities	$1,310,394	$–	$–	$–	$–	$–

Level 3 Financial Liabilities for the Three Months Ended March 31, 2023
	Balance January 1, 2023	Realized (Gains) Losses	Additions	Settlements	Unrealized (Gains) Losses	Balance March 31, 2023
Liabilities:
Contingent Purchase Consideration	$–	$–	$–	$–	$–	$–
Derivative Liabilities	–	–	–	–	–	–
Total Liabilities	$–	$–	$–	$–	$–	$–

16.	EMPLOYEE BENEFIT PLAN

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

The amount of the defined benefit liability reported under other noncurrent liabilities in the consolidated balance sheet is determined as follows:

	March 31, 2024	December 31, 2023

Benefit obligation	$405,233	$240,763
Plan assets	–	–
Total	$405,233	$240,763

The components of the accumulated benefit cost to be recognized under selling, general and administrative expense in consolidated statement of operations are the service cost (current service cost, past service cost or credit and settlement gains or losses) and net interest expense on the net defined benefit liability:

	March 31, 2024	March 31, 2023

Current service cost	$4,661	$56,630
Net interest expense	3,597	5,374
Total	$8,258	$59,004

The change in the accumulated benefit cost in the consolidated balance sheet for the three months ended March 31, 2024 is as follows:

2024

Balance, January 1	$240,763
Foreign currency translation	(3,181)
Expense recognized in other comprehensive income	8,258
Remeasurement on actuarial gain (loss) recognized	159,393
Contributions paid	–
Balance, March 31	$405,233

The cumulative amount of actuarial gains recognized in other comprehensive income for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023

Balance, January 1	$124,922	$37,303
Foreign currency translation	(266)	–
Actuarial gain (loss)	(159,393)	46,307
Balance, March 31	(34,737)	83,610
Tax effect	8,618	(20,903)
Cumulative actuarial gain (loss), net of tax	$(26,119)	$62,707

The assumptions used to determine retirement benefits for the three months ended March 31, 2024 are as follows:

March 31, 2024

Discount rate	6.26%
Salary increase rate	2.00%

17.	INCOME TAXES

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

As of March 31, 2024, the Company had federal, state and foreign net operating loss carryforwards. The federal and state NOL's may be subject to limitation under IRS Sec. 382, the analysis of which is not yet complete. The Company has established a full valuation allowance against the US federal, state and foreign NOL carryforwards as well as its other US and foreign deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized in future years.

The Company’s interim effective tax rate, inclusive of discrete items, for the three months ended March 31, 2024 was 0%, respectively, due to recurrent net losses for the periods presented.

18.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value of $0.001 per share.

Series A Preferred Stock

On February 22, 2019, the Company designated 2,000,000 shares of its preferred stock as 10% Series A convertible preferred stock, par value $0.001 per share (“Series A Stock”).

As of March 31, 2024 and December 31, 2023, the Company had no shares of Series A Stock issued and outstanding.

Series B Preferred Stock

On August 4, 2020, the Company filed with the Secretary of State of the State of Florida a Certificate of Designation of Preferences, Rights and Limitations of Series B Stock designating 10,000,000 shares as Series B Preferred Stock (the “Series B Stock”).

As of March 31, 2024 and December 31, 2023, the Company had no shares of Series B Stock issued and outstanding, respectively.

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

The holder may, at any time after the 6-month anniversary of the issuance of the shares of Series C Preferred Stock, convert such shares into common stock at a conversion rate of 1,152.00 per share. In addition, the Company may, at any time after the issuance of the shares, convert any or all of the outstanding shares of Series C Preferred Stock at a conversion rate of $1,152.00 per share.

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

As of March 31, 2024 and December 31, 2023, the Company had 9,243,309 shares of Series C Stock issued and outstanding, respectively.

For the three months ended March 31, 2024, the Company declared cumulative dividends totaling $184,866 for amounts accrued on its Series C Stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share and had 8,927,261 and 1,970,404 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Reverse Stock Split

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

Equity Line of Credit

On March 11, 2024, the Company entered into a Securities Purchase Agreement (the “March 2024 SPA”) with Generating Alpha pursuant to which it has agreed to issue and sell to Generating Alpha from time to time up to $25 million of common stock.

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

On the issuance date of the Company’s equity line of credit, the cost related to issuance of the common stock purchase warrants was recorded as a deferred asset. Refer to Stock Purchase Warrants below for additional information.

In connection with the March 2024 SPA, the Company entered into a Registration Rights Agreement (the “March 2024 Registration Rights Agreement”) with Generating Alpha, pursuant to which it has agreed to use its commercially reasonable efforts to file a registration statement (the “Registration Statement”) with the SEC on a date no later than sixty (60) days following the date thereof and to have the Registration Statement declared effective by the SEC within thirty (30) calendar days, but no more than ninety (90) calendar days, after it has filed the Registration Statement.

On April 24, 2024, the Company entered into an omnibus amendment agreement with Generating Alpha pursuant to which (1) the March 2024 SPA was amended to clarify that the calculation of the number of put shares issuable by the Company without any shareholder approval required by an exchange shall include all shares of common stock beneficially owned by Generating Alpha, and (2) the March 2024 Warrant was amended to remove its alternative cashless exercise feature.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the three months ended March 31, 2024, the Company issued 23,334 shares of common stock with a fair market value of $31,968 to contractors for services rendered and accrued during the year ended December 31, 2023.

During the three months ended March 31, 2023, the Company issued 1,167 shares of common stock with a fair market value of $31,968 to contractors for services rendered.

Common Stock Issued in Connection with the Conversion of Note Principal and Accrued Interest

During the three months ended March 31 2024, the Company issued 6,861,666 shares of common stock upon the conversion of $3,939,678 in note principal and accrued interest.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at March 31, 2024 and December 31, 2023. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2023	206,860	$145.80	4.89
Warrants issued	4,058,719	2.07
Warrants exercised	(1,403,461)	–
Warrants forfeited	(62)	–
December 31, 2023	2,862,056	7.93	4.84
Warrants issued	2,314,814	0.00
Warrants exercised	–	–
Warrants forfeited	–	–
Balance March 31, 2024	5,176,870	$3.21	4.75

On March 11, 2024, in connection with the Equity Line of Credit described above, the Company issued 2,314,814 purchase warrants to purchase an aggregate of 2,314,814 shares of common stock. The warrants are immediately exercisable for $0.001 per share of common stock.

The warrants were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the issuance ($1.08), an expected dividend yield of 0%, a historical volatility of 136.7%, a risk-free interest rate of 4.1%, and an expected term of five years. The Company recorded deferred financing costs of $2,498,365, which represents the fair value of the warrants, under other assets in its condensed consolidated balance sheets.

As of March 31, 2024, the total unamortized deferred financing costs related to warrants was $2,470,605. This cost is expected to be recognized over a period of 2.9 years.

During the three months ended March 31, 2023, the Company issued 63,139 shares of common stock upon the exercise of 63,139 prefunded warrants for gross proceeds of $12,309.

During the three months ended March 31, 2024, the Company also issued 171,935 shares of common stock upon the cashless exercise of 225,380 purchase warrants.

As of March 31, 2024, the outstanding stock purchase warrants had an aggregate intrinsic value of $3,174,146.

Stock Options

The following table represents all outstanding and exercisable stock options as of March 31, 2024.

Year Issued	Options Issued	Options Forfeited	Options Outstanding	Vested Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)

2021	348	–	348	232	1,788.00	2.33
Total	348	–	348	232	$1,788.00	2.33

During the three months ended March 31, 2024 and 2023, the Company recorded $20,522 and $44,822, respectively, in stock-based compensation costs related to stock options which is reported under selling, general & administrative expenses in the Company’s condensed consolidated statements of operations.

As of March 31, 2024, the total unrecognized cost of stock-based compensation related to stock options was $27,362. This cost is expected to be recognized over a weighted average period of 0.34 years.

As of March 31, 2024, the outstanding stock options had an aggregate intrinsic value of $0.

19.	SEGMENT INFORMATION

The Company has three reportable business segments: Animation, Original Content, and Social & Technology. Animation includes the business of TDH and its subsidiaries, a company primarily based in the Philippines which provides production services for animated films and television series to a diverse base of global content providers and publishers. Original Content includes the business of CIM, a company operating in Los Angeles, California and Salt Lake City, Utah which develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities. Social & Technology includes the businesses of GSOC and GEDU, companies based in Boca Raton, Florida and Peachtree Corners, GA, respectively, which deliver content to children under the age of 13 years in a safe, secure platform that is COPPA compliant that can be monitored by parents or guardians, and provides protective web filtering solutions to block unwanted or inappropriate content, respectively.

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

Segment Results

The table below presents the results of operations by reportable segment for the three months ended March 31, 2024:

	Animation	Original Content	Social & Technology	Corporate	Consolidated

Sales	$761,505	$45,064	$67,663	$–	$874,232
Cost of goods sold	559,590	46,055	6,250	–	611,895
Gross profit	201,915	(991)	61,413	–	262,337
Operating expenses:
Depreciation and amortization	41,809	100,018	807	–	142,634
Selling, general and administrative	294,667	346,493	614,558	280,126	1,535,844
Professional fees	88,871	59,037	21,000	175,968	344,876
Total operating expenses	425,347	505,548	636,365	456,094	2,023,354
Loss from operations	(223,432)	(506,539)	(574,952)	(456,094)	(1,761,017)
Other income (expense)
Interest expense, net	191	–	–	(3,413,711)	(3,413,520)
Loss on settlement of derivative liabilities	–	–	–	(7,734)	(7,734)
Unrealized gain on change in fair value of derivative liabilities	–	–	–	1,142,314	1,142,314
Other gains (losses)	(22,730)	–	–	–	(22,730)
Total other income (expense)	(22,539)	–	–	(2,279,131)	(2,301,670)
Loss before income taxes	(245,971)	(506,539)	(574,952)	(2,735,225)	(4,062,687)
Provision for income taxes (benefit)	–	–	–	–	–
Net loss	$(245,971)	$(506,539)	$(574,952)	$(2,735,225)	$(4,062,687)

The table below presents the results of operations by reportable segment for the three months ended March 31, 2023:

	Animation	Original Content	Social & Technology	Corporate	Consolidated

Sales	$1,057,669	$50,863	$91,111	$–	$1,199,643
Cost of goods sold	643,773	11,073	4,660	–	659,506
Gross profit	413,896	39,790	86,451	–	540,137
Operating expenses:
Depreciation and amortization	52,111	100,019	1,060	–	153,190
Selling, general and administrative	476,304	352,383	579,084	467,589	1,875,360
Professional fees	28,698	650	–	247,572	276,920
Total operating expenses	557,113	453,052	580,144	715,161	2,305,470
Loss from operations	(143,217)	(413,262)	(493,693)	(715,161)	(1,765,333)
Other income (expense)
Interest expense, net	155	(606)	–	(480,327)	(480,778)
Loss on settlement of derivative liabilities	–	–	–	–	–
Unrealized gain on change in fair value of derivative liabilities	–	–	–	–	–
Other gains (losses)	7,821	–	7,965	–	15,786
Total other income (expense)	7,976	(606)	7,965	(480,327)	(464,992)
Loss before income taxes	(135,241)	(413,868)	(485,728)	(1,195,488)	(2,230,325)
Provision for income taxes (benefit)	–	–	–	–	–
Net loss	$(135,241)	$(413,868)	$(485,728)	$(1,195,488)	$(2,230,325)

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

Geographic Information

The tables below present revenue by country for the years ended March 31, 2024 and 2023. Revenue amounts are based upon the location of the business segment servicing the customer.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

United States	$112,727	$141,974
Philippines	761,505	1,057,669
Total sales	$874,232	$1,199,643

The table below presents property and equipment, net by country, based on the physical location of the assets, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

United States	$29,774	$28,614
Philippines	77,814	86,200
Total property and equipment, net	$107,588	$114,814

20.	COMMITMENTS AND CONTINGENCIES

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

See also Note 6 (“Leases”).

See also Note 17 (“Income Taxes”).

21.	SUBSEQUENT EVENTS

April 2024 SPA for Convertible Promissory Note and Warrants with Generating Alpha

On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “April 2024 SPA”) with Generating Alpha pursuant to which it has agreed to sell a convertible promissory note (the “April 2024 Note”), having an initial principal amount of $650,000, for a price of $520,000. In connection with the purchase and sale of the April 2024 Note, the Company has agreed to issue to Generating Alpha a common stock purchase warrant to acquire a total of 962,962 shares of its common stock. The transactions closed on April 4, 2024.

In connection with the April 2024 SPA, the Company entered into a Registration Rights Agreement, dated April 1, 2024 (the “April 2024 Registration Rights Agreement”), with Generating Alpha. The April 2024 Registration Rights Agreement provided that the Company shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the April 2024 Registration Rights Agreement) with the SEC.

On April 24, 2024, the Company entered into a first amendment agreement (the “First Amendment”) to the April 2024 SPA with Generating Alpha pursuant to which it shall promptly effect a reverse stock split in the event that the closing price of its common stock falls below $0.25 per share for a period of five consecutive trading days.

In connection with the First Amendment, the Company entered into an amendment to the April 2024 Note with Generating Alpha pursuant to which in no event shall the conversion price be less than $0.17.

Amendment to the March 2024 SPA for Equity Line of Credit with Generating Alpha

On April 24, 2024, the Company entered into an omnibus amendment agreement with Generating Alpha pursuant to which (1) the March 2024 SPA was amended to clarify that the calculation of the number of put shares issuable by the Company without any shareholder approval required by an exchange shall include all shares of common stock beneficially owned by Generating Alpha, and (2) the March 2024 Warrant was amended to remove its alternative cashless exercise feature.

Issuance of Common Stock

On April 11, 2024, the Company issued 96,931 shares of common stock to an investor relations firm for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the Securities and Exchange Commission on April 16, 2024, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

The share and per share information in the following discussion reflects a reverse stock split of our outstanding common stock at a 1-for-20 ratio, effective as of September 7, 2023.

Overview

We were incorporated in the State of Florida on April 14, 2014 under the name Illumination America, Inc.

On August 17, 2017, we acquired Grom Holdings, Inc., a Delaware corporation (“GHLD”), pursuant to a share exchange agreement (the “Share Exchange Agreement”) entered into on May 15, 2017 (the “Share Exchange”). In connection with the Share Exchange, the Company acquired 100% of the outstanding shares of capital stock of GHLD from GHLD’s stockholders in exchange for an aggregate of 5,774 shares of common stock, par value $0.001 per share, of the Company. As a result of the Share Exchange, the stockholders of GHLD acquired approximately 92% of the Company’s then-issued and outstanding shares of common stock and GHLD became a wholly-owned subsidiary of the Company. In connection with the share exchange, on August 17, 2017, we changed our name to Grom Social Enterprises, Inc. (the “Company” or “GROM”).

We are a media, technology and entertainment company that focuses on (i) delivering content to children under the age of 13 years in a safe secure platform that is compliant with Children’s Online Privacy Protection Act (“COPPA”) and can be monitored by parents or guardians, (ii) creating, acquiring, and developing the commercial potential of Kids & Family entertainment properties and associated business opportunities, (iii) providing world class animation services, and (iv) offering protective web filtering solutions to block unwanted or inappropriate content. We operate our business through the following subsidiaries:

•	Grom Social, Inc. (“GSOC”), incorporated in the State of Florida on March 5, 2012, operates our social media network designed for children under the age of 13 years.

•	TD Holdings Limited (“TDH”), incorporated in Hong Kong on September 15, 2005, operates through its two wholly-owned subsidiaries: (i) Top Draw Animation Hong Kong Limited (“TDAHK”), a Hong Kong corporation, and (ii) Top Draw Animation, Inc. (“TDAM”), a Philippines corporation. The group’s principal activities are the production of animated films and televisions series.

•	Grom Educational Services, Inc. (“GEDU”), incorporated in the State of Florida on January 17, 2017, operates our web filtering services provided to schools and government agencies.

•	Grom Nutritional Services, Inc. (“GNUT”), incorporated in the State of Florida on April 19, 2017, intends to market and distribute nutritional supplements to children. It has been nonoperational since its inception.

•	Curiosity Ink Media, LLC (“CIM”), organized in the State of Delaware on January 9, 2017, develops, acquires, builds, grows and maximizes the short, mid and long-term commercial potential of kids and family entertainment properties and associated business opportunities.

We own 100% of each of GSOC, TDH, GEDU and GNUT, and 80% of CIM. We are headquartered in Boca Raton, Florida with offices in Los Angeles, California; Salt Lake City, Utah; Peachtree Corners, Georgia; and Manila, Philippines.

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

November 2023 SPA for Convertible Promissory Note and Warrants with Generating Alpha and Amendments

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

Notice of Delisting of Failure to Satisfy a Continued Listing Rule or Standard

On February 29, 2024, we received a deficiency letter (the “Letter”) from the Staff indicating that unless we request a hearing before the Nasdaq Hearings Panel (the “Panel”) by March 7, 2024, our securities will be delisted from the Nasdaq Capital Market based upon our non-compliance with the Minimum Bid Requirement as set forth in Nasdaq Listing Rule 5550(a)(2). The Letter specified that we are not in compliance with the Minimum Bid Requirement for continued listing on the Nasdaq Capital Market (Nasdaq Listing Rule 5550(a)(2)), as the bid price for our listed securities closed at less than $1 per share for the previous 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), as we previously implemented two reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, we are not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A).

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

March 2024 SPA for Equity Line of Credit with Generating Alpha

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

On April 24, 2024, we entered into an omnibus amendment agreement with Generating Alpha pursuant to which (1) the March 2024 SPA was amended to clarify that the calculation of the number of put shares issuable by us without any shareholder approval required by an exchange shall include all shares of common stock beneficially owned by Generating Alpha, and (2) the March 2024 Warrant was amended to remove its alternative cashless exercise feature.

April 2024 SPA for Convertible Promissory Note and Warrants with Generating Alpha

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

EF Hutton LLC acted as placement agent for the financing.

On April 24, 2024, we entered into a first amendment agreement (the “First Amendment”) to the April 2024 SPA with Generating Alpha pursuant to which we shall promptly effect a reverse stock split in the event that the closing price of our common stock falls below $0.25 per share for a period of five consecutive trading days.

In connection with the First Amendment, we entered into an amendment to the April 2024 Note with Generating Alpha pursuant to which in no event shall the conversion price be less than $0.17.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods:

	2024		2023		Year over Year Comparison
	Amount	% Revenue	Amount	% Revenue	Amount	% Change

Sales	$874,232	100.0%	$1,199,643	100.0%	$(325,411)	-27.1%
Cost of goods sold	611,895	70.0%	659,506	55.0%	(47,611)	-7.2%
Gross profit	262,337	30.0%	540,137	45.0%	(277,800)	-51.4%
Operating expenses:
Depreciation and amortization	142,634	16.3%	153,190	12.8%	(10,556)	-6.9%
Selling, general and administrative	1,535,844	175.7%	1,875,360	156.3%	(339,516)	-18.1%
Professional fees	344,876	39.4%	276,920	23.1%	67,956	24.5%
Total operating expenses	2,023,354	231.4%	2,305,470	192.2%	(282,116)	-12.2%
Loss from operations	(1,761,017)	-201.4%	(1,765,333)	-147.2%	4,316	-0.2%
Other income (expense)
Interest expense, net	(3,413,520)	-390.5%	(480,778)	-40.1%	(2,932,742)	610.0%
Gain (loss) on settlement of derivative liabilities	(7,734)	-0.9%	–	0.0%	(7,734)	-100.0%
Unrealized gain on change in fair value of derivative liabilities	1,142,314	130.7%	–	0.0%	1,142,314	100.0%
Other gains (losses)	(22,730)	-2.6%	15,786	1.3%	(38,516)	-244.0%
Total other income (expense)	(2,301,670)	-263.3%	(464,992)	-38.8%	(1,836,678)	395.0%
Loss before income taxes	(4,062,687)	-464.7%	(2,230,325)	-185.9%	(1,832,362)	82.2%
Provision for income taxes (benefit)	–	0.0%	–	0.0%	–	0.0%
Net loss	(4,062,687)	-464.7%	(2,230,325)	-185.9%	(1,832,362)	82.2%
Loss attributable to noncontrolling interests	(101,351)	-11.6%	(86,030)	-7.2%	(15,321)	17.8%
Net loss attributable to Grom Social Enterprises, Inc. stockholders	(3,961,336)	-453.1%	(2,144,295)	-178.7%	(1,817,041)	84.7%
Dividends to Series C preferred stockholders	184,866	21.1%	185,636	15.5%	(770)	-0.4%
Net loss attributable to Grom Social Enterprises, Inc. common stockholders	$(4,146,202)	-474.3%	$(2,329,931)	-194.2%	$(1,816,271)	78.0%

Revenue

Revenue for the three months ended March 31, 2024 was $874,232, compared to revenue of $1,199,643 during the three months ended March 31, 2023, representing a decrease of $325,411 or 27.1%.

	Three Months Ended March 31,		Period over Period Comparison
	2024	2023	Amount	% Change

Animation	$761,505	$1,057,669	$(296,164)	-28.0%
Original content	45,064	50,863	(5,799)	-11.4%
Social and technology	67,663	91,111	(23,448)	-25.7%
Total revenue	$874,232	$1,199,643	$(325,411)	-27.1%

Animation revenue for the three months ended March 31, 2024 was $761,505, compared to animation revenue of $1,057,669 during the three months ended March 31, 2024, representing a decrease of $296,194 or 28.0%. The decrease in animation revenue is primarily attributable to a smaller number of animation projects currently in production as compared to the prior year period.

Original content revenue for the three months ended March 31, 2024 was $45,064, compared to original content revenue of $50,863 during the three months ended March 31, 2023, representing a decrease of $5,799 or 11.4%. The decrease in original content revenue is attributable to the reduction in sales of our published products in comparison to the prior year period.

Social and technology revenue for the three months ended March 31, 2024 was $67,663, compared to social and technology revenue of $91,111 during the three months ended March 31, 2023, representing a decrease of $23,448 or 25.7%. The decrease is primarily due to a decline in sales and the timing or loss of multi-year contract renewals from our web filtering solutions.

Gross Profit

Our gross profits vary significantly by subsidiary. In recent years, our animation business has realized gross profits between 25% and 35%, while our web filtering business has realized gross profits between 90% and 95%. Our gross profits may vary from period to period due to the nature of the business of each segment, and the timing and volume of customer contracts and projects. Current gross profit percentages may not be indicative of future gross profit performance.

Gross profit for the three months ended March 31, 2024 and 2023 were $262,337, or 30.0%, and $540,137, or 45.0%, respectively. The decrease in gross profit is primarily attributable to lower animation revenue levels.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $2,023,354, compared to operating expenses of $2,305,470 during the three months ended March 31, 2023, representing a decrease of $282,116 or 12.2%. The decrease is primarily attributable to a decrease in selling, general and administrative costs during the three months ended March 31, 2024 as described below.

Depreciation and amortization included in operating expenses was $142,634 for the three months ended March 31, 2024, compared to $153,190 for the three months ended March 31, 2023, representing a decrease of $10,556 or 6.9%. These costs are comprised of the depreciation of property and equipment, the amortization of intangible assets, and the amortization of capitalized costs from the development of our Santa.com ecommerce website and prepublication costs from our graphic novels and other published content.

Selling, general and administrative (“SG&A”) are comprised of selling, marketing and promotional expenses, compensation and benefits, insurance, investor relations, rent and related facility costs, research and development, and other general expenses. SG&A expenses were $1,535,844 for the three months ended March 31, 2024, compared to $1,875,360 for the three months ended March 31, 2023, representing a decrease of $339,516 or 18.1%. The increase is largely attributable to reduced employment and benefit costs from a decrease in headcount realized during the three months ended March 31, 2024.

Professional fees are comprised of accounting and compliance services, legal services, and certain other advisory and consultancy fees. Professional fees were $344,876 for the three months ended March 31, 2024, compared to $276,920 for the three months ended March 31, 2023, representing an increase of $67,956 or 24.5%. The increase is largely attributable to an increase in professional services utilized by TDH for various matters during the three months ended March 31, 2024.

Other Income (Expense)

Net other expense for the three months ended March 31, 2024 was $2,301,670, compared to a net other expense of $464,992 for the three months ended March 31, 2023, representing an increase of $1,836,678 or 395.0%. The increase in other expense is primarily attributable to an increase in interest expense from the amortization and write off of debt discounts on convertible promissory notes due to conversions. The increase was offset in part by an unrealized gain on the change in fair value of $1,310,394 related to the convertible feature of the promissory notes.

Interest expense is comprised of interest accrued and paid on our convertible notes and recorded from the amortization of note discounts. Interest expense was $3,413,520 for the three months ended March 31, 2024, compared to $480,778 during the three months ended March 31, 2023, representing an increase of $2,932,742 or 610.0%. As noted above, the increase in interest expense is attributable to an increase in the amortization and write off of debt discounts on convertible promissory notes due to conversions In January 2023, we recognized $350,039 in interest expense for the warrants issued to L1 Capital in exchange for a waiver of certain financing covenants and provisions.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $4,146,202, or $1.47 per share, for the three months ended March 31, 2024, compared to a net loss attributable to common stockholders of $2,329,931, or $8.55 per share, during the three months ended March 31, 2023, representing an increase in net loss attributable to common stockholders of $1,816,271 or 78.0%.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents of $452,454.

Net cash used in operating activities for the three months ended March 31, 2024 was $2,245,591, compared to net cash used in operating activities of $2,172,556 during the three months ended March 31, 2023, representing an increase in net cash used of $73,035, primarily due to the change in our operating assets and liabilities and the reduction in our loss from operations.

Net cash used in investing activities for the three months ended March 31, 2024 was $3,741, compared to net cash used in investing activities of $10,505 during the three months ended March 31, 2023 representing a decrease in cash used of $6,764. This change is attributable to a decrease in the amount of our capital expenditures during the three months ended March 31, 2024.

Net cash provided by financing activities for the three months ended March 31, 2024 was $204,827, compared to net cash provided by financing activities of $2,420,579 for the three months ended March 31, 2023, representing a decrease in cash provided of $2,215,752. Our primary sources of cash from financing activities during the three months ended March 31, 2024 were attributable to $250,000 in loan proceeds received from accredited investors, as compared to $2,460,668 in proceeds from the sale of our common stock and exercise of common stock purchase warrants during the prior year period. These proceeds were offset, in part, by the repayment of convertible notes and loans payable of $45,173 during the three months ended March 31, 2024, as compared to repayments of convertible notes and loans for $40,089 during the three months ended March 31, 2023.

Going Concern

On a consolidated basis, we have incurred significant operating losses since our inception. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2024, we have an accumulated deficit of $100.9 million. During the three months ended March 31, 2024, we used approximately $2.2 million in cash for operating activities.

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

In the three months ended March 31, 2024, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024, the end of the period covered by this Quarterly Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial, as appropriate officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on April 16, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On February 28, 2024, the Company issued 95,191 shares of common stock to a software development company for services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Second Amendment to the November 2023 SPA, dated March 11, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024)
10.2	First Amendment to Convertible Promissory Note, dated March 11, 2024, issued in connection with the November 2023 SPA by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024)
10.3	Securities Purchase Agreement, dated March 11, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024)
10.4	Common Stock Purchase Warrant, dated March 11, 2024, of Grom Social Enterprises, Inc. issued to Generating Alpha Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024)
10.5	Registration Rights Agreement, dated March 11, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024)
10.6	Securities Purchase Agreement, dated April 1, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024)
10.7

Form of $650,000 Principal Amount, 20% Original Issue Discount Note issued to Generating Alpha Ltd.

(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024)

10.8	Form of Common Stock Purchase Warrant issued to Generating Alpha Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024)
10.9	Form of Registration Rights Agreement by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024)
10.10	Omnibus Amendment Agreement, dated April 24, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2024)
10.11	First Amendment, dated April 24, 2024, to Securities Purchase Agreement, dated April 1, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2024)
10.12	First Amendment, dated April 24, 2024, to Convertible Promissory Note, dated April 4, 2024, by and between Grom Social Enterprises, Inc. and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2024)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2024	By:	/s/ Darren Marks
Darren Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Jason Williams
Jason Williams
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

